Form 10QSB
period 2001-06-30
DELCATH SYSTEMS INC
filed 2001-08-13
CIK 872912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              Delcath Systems, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                           06-1245881
-------------------------------                         ------------------------
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

                                      NONE
              -----------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No ___
    -----

As of August 10, 2001, there were 3,903,816 shares of the Issuer's Common Stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes      No   X
                                                                         -----
================================================================================

                              DELCATH SYSTEMS, INC.

                                      INDEX
                                                                       PAGE NO.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Balance Sheet - June 30, 2001............................................... 2

Statements of Operations for the Three Months and Six
      Months Ended June 30, 2001 and 2000 and Cumulative
      from Inception (August 5, 1988) to June 30, 2001...................... 3

Statements of Cash Flows for the Six Months Ended
      June 30, 2001 and 2000 and Cumulative from
      Inception (August 5, 1988) to June 30, 2001........................... 4

Notes to Financial Statements............................................... 5

Item 2.    Plan of Operation................................................ 5

Part II.   OTHER INFORMATION................................................ 7

Item 2.    Changes in Securities and Use of Proceeds........................ 7

Item 6.    Exhibits and Reports on Form 8-K................................. 8

           Signatures....................................................... 9

                              DELCATH SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2001

                                                               JUNE 30,
                 ASSETS                                          2001
                                                             ------------
Current assets:
     Cash and cash equivalents                               $  4,097,202
     Interest receivable                                           43,039
     Prepaid insurance                                             23,331
                            Total current assets                4,163,572

Furniture and fixtures, net                                        12,814
Due from affiliate                                                 24,000
                                                             ------------
                            Total assets                     $  4,200,386
                                                             ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                   $    199,425
                                                             ------------
                            Total current liabilities             199,425
                                                             ------------

Stockholders' equity
     Common Stock                                                  39,039
     Additional Paid-In Capital                                18,637,159
     Deficit accumulated during development stage             (14,675,237)
                                                             ------------


                         Total stockholders' equity             4,000,961
                                                             ------------

                         Total liabilities and stockholders'
                            equity                           $  4,200,386
                                                             ============

                              DELCATH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        Cumulative
                                                                                                      From Inception
                                                   Three Months Ended            Six Months Ended    (August 5, 1988)
                                                        June 30,                    June 30,                to
                                                   2001          2000          2001          2000      June 30, 2001
                                               --------------------------  --------------------------  ------------
Costs and expenses:
    Legal consulting and  accounting fees           271,209        74,653       495,503       172,926     5,482,933
    Stock option compensation expense                     -                           -                   2,523,970
    Compensation and related expenses               135,330        51,844       258,308       104,765     3,005,924
    Other operating expenses                        146,897        62,684       269,973       127,116     2,759,453
                                               --------------------------  --------------------------  ------------

       Total costs and expenses                     553,436       189,181     1,023,784       404,807    13,772,280
                                               --------------------------  --------------------------  ------------

       Operating loss                              (553,436)     (189,181)   (1,023,784)     (404,807)  (13,772,280)

    Interest income                                  58,099         7,534       134,870        13,036       767,121
    Interest expense                                 (2,939)            -       (15,571)            -      (171,473)
                                               --------------------------  --------------------------  ------------

       Net loss                                    (498,276)     (181,647)     (904,485)     (391,771)  (13,176,632)
                                               ==========================  ==========================  ============
Common Share data:
    Basic and diluted loss
      per share                                       (0.13)        (0.17)        (0.23)        (0.40)
                                               ==========================  ==========================
    Weighted average number
      of Shares of common
      stock outstanding                           3,903,816     1,055,590     3,903,816       978,633

                              DELCATH SYSTEMS, INC.
                                   CASH FLOWS
                                   (UNAUDITED)

                                                                                              Cumulative
                                                                                            from inception
                                                                   SIX MONTHS ENDED        (August 5, 1988)
                                                               6/30/2001     6/30/2000     to June 30, 2001
                                                             --------------------------    ----------------
Cash flow from operating activities:
    Net loss                                                 $   (904,485)     (391,771)       (13,176,632)
    Adjustments to reconcile net
       loss to net cash used in operating activities
       Stock option compensation expense                                -             -          2,523,971
       Stock compensation expense                                       -             -             34,485
       Depreciation expense                                         2,388         1,500             12,138
       Amortization of organization costs                                             -             42,165
       (Increase) decrease in prepaid expenses                     45,835       (62,855)           (23,331)
       (Increase) decrease in interest receivable                 (10,671)        2,351            (43,039)
       Due from affiliate                                               -             -            (24,000)
       (Decrease) increase in accounts
          payable and accrued expenses                           (599,490)       96,784            199,425
                                                             --------------------------       ------------
             Net cash used in operating activities             (1,466,423)     (353,991)       (10,454,818)
                                                             --------------------------       ------------

Cash flows from investing activities:
    Purchase of furniture and fixtures                             (9,952)            -            (24,952)
    Purchase of short-term investments                                  -             -         (1,030,000)
    Proceeds from maturities of short-term investments                  -             -          1,030,000
    Organization costs                                                  -             -            (42,165)
                                                             --------------------------       ------------
             Net cash used in investing activities                 (9,952)            -            (67,117)
                                                             --------------------------       ------------

Cash flows from financing activities:
    Net proceeds from sale of stock and
       exercise of stock options and warrants                           -       501,825         13,413,708
    Dividends Paid                                                      -             -           (499,535)
    Deferred IPO costs                                                  -      (291,363)                 -
    Proceeds from short-term borrowings                                 -             -          1,934,964
    Repayment of short-term borrowings                           (230,000)            -           (230,000)
                                                             --------------------------       ------------

             Net cash provided by (used in) financing
               activities                                        (230,000)      210,462         14,619,137
                                                             --------------------------       ------------

          Increase (decrease) in cash and cash equivalents     (1,706,375)     (143,529)         4,097,202

Cash and cash equivalents at beginning of period                5,803,577       561,078                  -
                                                             --------------------------       ------------

Cash and cash equivalents at end of period                   $  4,097,202       417,549          4,097,202
                                                             ==========================       ============

Supplemental cash flow activities:
    Conversion of debt to common stock                       $          -             -          1,704,964
                                                             ==========================       ============
    Common stock issued for preferred stock dividends        $          -             -            999,070
                                                             ==========================       ============
    Conversion of preferred stock to common stock            $          -             -             24,167
                                                             ==========================       ============
    Common stock issued as compensation
       for stock sale                                        $          -             -            510,000
                                                             ==========================       ============
    Cash paid for interest                                   $     36,141             -            174,118
                                                             ==========================       ============

                              Delcath Systems Inc.
                          Notes to Financial Statements

Note 1: Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company that was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing, and removing, high dose chemotherapy agents to a diseased organ system while greatly inhibiting their entry into the general circulation system. In November 1989, the Company was granted an Investigational Device Exemption ("IDE") and an Investigational New Drug ("IND") status for its product by the Food and Drug Administration ("FDA").

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2001 and 2000.

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

ITEM 2. PLAN OF OPERATION

                                    OVERVIEW

The Company was founded in 1988 by a team of physicians. Since our inception, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been in support of the development and the clinical trials of our product. Until our initial public offering, we had been dependent upon venture capital financing to fund our activities. Without an FDA pre-marketing approved product, we have generated minimal revenues from product sales. We have been unprofitable to date and have had losses of $572,581 and $960,185 for the years ended December 31, 1999 and 2000 and $904,485 for the six months ended June 30, 2001. Cumulative losses from inception through June 30, 2001 were $13,176,632. Losses have continued through the date of this report. We expect to incur additional losses over the next three years and anticipate these losses will increase significantly in this period due to continued requirements for product development, clinical studies, regulatory activities, manufacturing and establishment of a sales and marketing organization. The amount of future net losses and time required to reach profitability are uncertain. Our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

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

In June 2001, the Company announced that The National Cancer Institute approved a clinical study protocol for administering escalating doses of melphalan through the Delcath drug delivery system to patients with unresectable cancer of the liver.

While there can be no assurance regarding the start of these trials, the Company anticipates the physicians will be ready to start recruiting patients during 2001.

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

                         LIQUIDITY AND CAPITAL RESOURCES

Until completion of its initial public offering, the Company financed its operations primarily through private placements of our common and preferred stock. Prior to the completion of the initial public offering, the Company raised $9,816,686 through the private sale of shares of its Class A Preferred Stock, Class B Preferred Stock and Common Stock. In August and September 2000, the Company also borrowed $230,000 for which it issued $230,000 principal amount of promissory notes, which paid interest at an annual rate of 22% and were repaid on May 27, 2001. Of these notes, $50,000 in principal amount was subscribed to by M.S. Koly, Chief Executive Officer, President and Director of the Company, and $40,000 principal amount was subscribed to by the mother of Samuel Herschkowitz, M.D., our Chairman of the Board and Chief Technology Officer.

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

Our cash and cash equivalents totaled $4,097,202 on June 30, 2001, a decrease of $1,706,375 from December 31, 2000. This change reflects a reduction in accounts payable and accrued expenses by $599,490, including accounts payable and accrued expenses related to the initial public offering.

Over the next 12 months, the Company expects to continue to incur expenses related to the research and development of our technology, including clinical trials using doxorubicin and melphalan with the Delcath system and pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath System for the treatment of cancers in the liver. We expect to begin doxorubicin and melphalan trials during 2001.

We expect to incur significant additional operating losses over each of the next several years and expect cumulative losses to increase significantly as we continue to expand our research and development, clinical trials and marketing efforts. During the next 12 months, we expect to purchase approximately $45,000 in computer, laboratory and testing equipment. We also expect to hire approximately two additional employees in the areas of research and development, regulatory and clinical management, marketing and administrative functions at an estimated annual expense of $235,000. The number and timing of such hiring will vary depending upon the success of the international marketing efforts and progress of the clinical trials.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(a) - (c)  Not applicable.

(d) The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through June 30, 2001, approximately $1,350,000 of the net proceeds were expended as shown in the table below. The remaining net proceeds are being held in temporary investments in short-term commercial paper.

    -------------------------------------------------- --------------------
                                                       Actual through
                                                       June 30, 2001
    -------------------------------------------------- --------------------
    Research and development:
    -------------------------------------------------- --------------------
          Phase III clinical trials using the
            Delcath system with doxorubicin                   $795,000
    -------------------------------------------------- --------------------
          Research and development stage clinical
            trials for other chemotherapy agents               $50,000
    -------------------------------------------------- --------------------
    Repayment of indebtedness                                 $270,000
    -------------------------------------------------- --------------------
    Working capital and general corporate purposes            $235,000
    -------------------------------------------------- --------------------
    Total                                                   $1,350,000
    -------------------------------------------------- --------------------

                                     PART II
                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on June 12, 2001 regarding the approval by The National Cancer Institute ("NCI") of a clinical study protocol for administering escalating doses of melphalan through the Company's drug delivery system to patients with unresectable cancer of the liver.

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



                                 DELCATH SYSTEMS, Inc.
                                 -------------------------------
                                 (Registrant)


Date:  August 13, 2001           /s/  Joseph P. Milana
                                 ------------------------------------------
                                      Joseph P. Milana
                                        Chief Financial Officer (on behalf
                                        of the registrant and as the
                                        Principal Financial Officer of the
                                        registrant)