Form 10QSB
period 2001-09-30
DELCATH SYSTEMS INC
filed 2001-11-14
CIK 872912

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended September 30, 2001


  [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from ____________ to ____________


                        Commission file number: 001-16133


                              DELCATH SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                               06-1245881
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      NONE
                ------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   -----       -----

As of November 7, 2001, there were 3,903,816 shares of the Issuer's Common Stock, $0.01 par value, issued and outstanding, and 1,200,000 warrants expiring October 18, 2005 each with a right entitling the holder to purchase one share of Issuer's Common Stock for $6.60.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                -----     -----

================================================================================

                              DELCATH SYSTEMS, INC.

                                      INDEX


                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - September 30, 2001 .............................   3

         Statements of Operations for the Three Months and Nine
         Months Ended September 30, 2001 and 2000 and Cumulative
         from Inception (August 5, 1988) to September 30, 2001 ..........   4

         Statements of Cash Flows for the Nine Months Ended
         September 30, 2001 and 2000 and Cumulative from
         Inception (August 5, 1988) to September 30, 2001 ...............   5

         Notes to Financial Statements ..................................   6

Item 2.  Plan of Operation ..............................................   6



Part II. OTHER INFORMATION

Item 2.  Changes in Securities ..........................................   8

Item 5.  Other Information ..............................................   9

Item 6.  Exhibits and Reports on Form 8-K ...............................   9


         Signatures .....................................................  10

                              DELCATH SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001



                                                                   SEPTEMBER 30,
                                     ASSETS                            2001
                                                                   ------------
Current assets:
    Cash and cash equivalents                                      $  3,662,211
    Interest receivable                                                  39,662
    Prepaid insurance                                                     3,331
                                                                   ------------
              Total current assets                                    3,705,204

Furniture and fixtures, net                                              14,809
Due from affiliate                                                       24,000
                                                                   ------------

              Total assets                                         $  3,744,013
                                                                   ============





                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                          $    133,955
                                                                   ------------
              Total current liabilities                                 133,955
                                                                   ------------


Stockholders' equity
    Common Stock                                                         39,039
    Additional Paid-In Capital                                       18,637,159
    Deficit accumulated during development stage                    (15,066,140)
                                                                   ------------

              Total stockholders' equity                              3,610,058
                                                                   ------------

              Total liabilities and stockholders' equity           $  3,744,013
                                                                   ============

                              DELCATH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    CUMULATIVE
                                                                                                                  FROM INCEPTION
                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED           (AUGUST 5, 1988)
                                                    SEPTEMBER 30,                       SEPTEMBER 30,                   TO
                                               2001              2000              2001              2000        SEPTEMBER 30, 2001
                                           ------------------------------      ------------------------------      ------------
Costs and expenses:
    Legal, consulting and accounting fees       185,528            51,344           681,031           224,270         5,668,461
    Stock option compensation expense              --                --                --                --           2,523,970
    Compensation and related expenses           129,480            54,437           387,788           159,202         3,135,404
    Other operating expenses                    125,344            50,365           395,317           177,481         2,884,797
                                           ------------------------------      ------------------------------      ------------

        Total costs and expenses                440,352           156,146         1,464,136           560,953        14,212,632
                                           ------------------------------      ------------------------------      ------------

        Operating loss                         (440,352)         (156,146)       (1,464,136)         (560,953)      (14,212,632)

    Interest income                              49,449             5,889           184,319            18,925           816,570
    Interest expense                               --              (4,270)          (15,571)           (4,270)         (171,473)
                                           ------------------------------      ------------------------------      ------------

        Net loss                               (390,903)         (154,527)       (1,295,388)         (546,298)      (13,567,535)
                                           ==============================      ==============================      ============
Common Share data:
    Basic and diluted loss per share              (0.10)            (0.18)            (0.33)            (0.65)
                                           ==============================      ==============================      ============
    Weighted average number
        of Shares of common
        stock outstanding                     3,903,816           863,197         3,903,816           836,327

                              DELCATH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                    NINE MONTHS ENDED           FROM INCEPTION
                                                                       SEPTEMBER 30,         (AUGUST 5, 1988) TO
                                                                  2001              2000      SEPTEMBER 30, 2001
                                                             ------------------------------      ------------
Cash flow from operating activities:
    Net loss                                                 $ (1,295,388)         (546,298)      (13,567,535)
    Adjustments to reconcile net
       loss to net cash used in operating activities
       Stock option compensation expense                             --                --           2,523,971
       Stock compensation expense                                    --                --              34,485
       Depreciation expense                                         3,701             2,250            13,451
       Amortization of organization costs                            --                --              42,165
       (Increase) decrease in prepaid expenses                     65,835           (32,261)           (3,331)
       (Increase) decrease in interest receivable                  (7,294)            2,333           (39,662)
       Due from affiliate                                            --                --             (24,000)
       (Decrease) increase in accounts payable and
          accrued expenses                                       (664,960)          250,962           133,955
                                                             ------------------------------      ------------
                   Net cash used in operating activities       (1,898,106)         (323,014)      (10,886,501)
                                                             ------------------------------      ------------
Cash flows from investing activities:
    Purchase of furniture and fixtures                            (13,260)             --             (28,260)
    Purchase of short-term investments                               --                --          (1,030,000)
    Proceeds from maturities of short-term investments               --                --           1,030,000
    Organization costs                                               --                --             (42,165)
                                                             ------------------------------      ------------
                   Net cash used in investing activities          (13,260)             --             (70,425)
                                                             ------------------------------      ------------
Cash flows from financing activities:
    Net proceeds from sale of stock and exercise of
       stock options and warrants                                    --             501,825        13,413,708
    Dividends Paid                                                   --                --            (499,535)
    Deferred IPO costs                                               --            (516,545)             --
    Proceeds from short-term borrowings                              --             230,000         1,934,964
    Repayment of short-term borrowings                           (230,000)             --            (230,000)
                                                             ------------------------------      ------------
                   Net cash provided by (used in)
                   financing activities                          (230,000)          215,280        14,619,137
                                                             ------------------------------      ------------
       Increase (decrease) in cash and cash equivalents        (2,141,366)         (107,734)        3,662,211

Cash and cash equivalents at beginning of period                5,803,577           561,078              --
                                                             ------------------------------      ------------
Cash and cash equivalents at end of period                   $  3,662,211           453,344         3,662,211
                                                             ==============================      ============
Supplemental cash flow activities:
    Conversion of debt to common stock                       $       --                --           1,704,964
                                                             ==============================      ============
    Common stock issued for preferred stock dividends        $       --                --             999,070
                                                             ==============================      ============
    Conversion of preferred stock to common stock            $       --                --              24,167
                                                             ==============================      ============
    Common stock issued as compensation for stock sale       $       --                --             510,000
                                                             ==============================      ============
    Cash paid for interest                                   $     36,141              --             174,118
                                                             ==============================      ============

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

Note 2:  Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2001 and 2000.

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

ITEM 2.  PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include, but are not limited to, uncertainties relating to our ability to successfully complete Phase III clinical trials and secure regulatory approval of any of our current or future drug-delivery systems, and uncertainties regarding our ability to obtain financial and other resources for our research, development and commercial activities. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made.

                                    OVERVIEW

The Company was founded in 1988 by a team of physicians. Since our inception, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been in support of the development and the clinical trials of our product. Until our initial public offering, we had been dependent upon venture capital financing to fund our activities. Without an FDA pre-marketing approved product, we have generated minimal revenues from product sales. We have been unprofitable to date and have had losses of $572,581 and $960,185 for the years ended December 31, 1999 and 2000 and $1,295,388 for the nine months ended September 30, 2001. Cumulative losses from inception through September 30, 2001 were $13,567,535. Losses have continued through the date of this report. We expect to incur additional losses over the next three years and anticipate these losses will increase significantly in this period due to continued requirements for product development, clinical studies, regulatory activities, manufacturing and establishment of a sales and marketing organization. The amount of future net losses and time required to reach profitability are uncertain. Our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

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

In June 2001, the Company announced that The National Cancer Institute approved a clinical study protocol for administering escalating doses of melphalan through the Delcath drug delivery system to patients with unresectable cancer of the liver. In October 2001, the Company announced that patients have begun receiving treatments pursuant to the approved protocol.

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

Our cash and cash equivalents totaled $3,662,211 on September 30, 2001, a decrease of $2,141,366 from December 31, 2000. This change reflects a reduction of approximately $270,000 in notes payable and accrued interest thereon plus a reduction in accounts payable and accrued expenses by $664,960, including accounts payable and accrued expenses related to the initial public offering.

Over the next 12 months, the Company expects to continue to incur expenses related to the research and development of our technology, including clinical trials using doxorubicin and melphalan with the Delcath system and pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath System for the treatment of cancers in the liver.

We expect to incur significant additional operating losses over each of the next several years and expect cumulative losses to increase significantly as we continue to expand our research and development, clinical trials and marketing efforts. During the next 12 months, we expect to purchase approximately $42,000 in computer, laboratory and testing equipment. We also expect to hire one additional employee in the areas of research and development, regulatory and clinical management. The number and timing of such hiring will vary depending upon the success of the international marketing efforts and progress of the clinical trials.

The Company anticipates that the net proceeds of our initial public offering, together with our other available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. These operating expenses are expected to be at significantly higher levels than past periods primarily in order to support and monitor the recently commenced Phase I trial using melphalan and the envisioned Phase III clinical trials using doxorubicin. Our future liquidity and capital requirements, however, will depend on numerous factors, including: the progress of our research and product development programs, including clinical studies; the timing and costs of various United States and foreign regulatory filings; the timing and effectiveness of product commercialization activities, including marketing arrangements overseas; the timing and costs involved in obtaining regulatory approvals, if ever, and complying with regulatory requirements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(a)-(c)  Not applicable.

(d) The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through September 30, 2001, approximately $1,960,000 of the net proceeds were expended as shown in the table below. The remaining net proceeds are being held in temporary investments in short-term commercial paper.

================================================================================
                                                              ACTUAL THROUGH
                                                            SEPTEMBER 30, 2001
======================================================   =======================
Research and development:
------------------------------------------------------   -----------------------
     Phase III clinical trials using the Delcath
     system with doxorubicin                                    $1,196,000
------------------------------------------------------   -----------------------
     Research and development stage clinical trials
     for other chemotherapy agents                              $   78,000
------------------------------------------------------   -----------------------
Repayment of indebtedness                                       $  270,000
------------------------------------------------------   -----------------------
Working capital and general corporate purposes                  $  416,000
------------------------------------------------------   -----------------------
Total                                                           $1,960,000
================================================================================


Item 5.  Other Information

         (a)

         1. Effective October 22, 2001, the Company's common shares and warrants were decoupled from the units (Nasdaq SmallCap Market symbol: DCTHU, Boston Stock Exchange symbol: DCTU) issued October 19, 2000, and commenced separate trading on the Nasdaq SmallCap Market (respective symbols: DCTH and DCTHW) and The Boston Stock Exchange (respective symbols: DCT and DCTW). After the decoupling, the first recorded trade on the Nasdaq SmallCap Market was $1.59 for the Company's common stock and $.50 for the Company's warrants.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             10.10 Amendment to Key Employee Agreement dated October 30, 2001, by and between the Company and M.S. Koly.

             10.11 Amendment to Key Employee Agreement dated October 30, 2001, by and between the Company and Samuel Herschkowitz.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DELCATH SYSTEMS, INC.
                                                  ---------------------
                                                  (Registrant)


Date:  November 14, 2001                          /s/ Thomas S. Grogan
                                                  ---------------------
                                                  Thomas S. Grogan
                                                  Chief Financial Officer
                                                  (on behalf of the registrant
                                                  and as the Principal Financial
                                                  Officer of the registrant)