Form 10QSB/A
period 2001-03-31
DELCATH SYSTEMS INC
filed 2002-03-08
CIK 872912

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                              DELCATH SYSTEMS, INC.

                                      INDEX


Note: Net loss for the quarter ended March 31, 2001 and for the cumulative period from inception (August 5, 1988) to March 31, 2001 have been restated to include as an expense in the first quarter of 2001, the estimated value of warrants issued as explained in Note 4 of Notes to Financial Statements.

                                                                       Page No.
                                                                       --------

Part I.    FINANCIAL INFORMATION                                           3

Item 1.    Financial Statements (Unaudited)                                3

Balance Sheet (Restated) - March 31, 2001                                  3

Statements of Operations for the Three Months Ended                        4
      March 31, 2001 (Restated) and 2000 and Cumulative from
      Inception (August 5, 1988) to March 31, 2001 (Restated)

Statements of Cash Flows for the Three Months Ended                        5
      March 31, 2001 (Restated) and 2000 and Cumulative from
      Inception (August 5, 1988) to March 31, 2001 (Restated)

Notes to Financial Statements                                              6

Item 2.    Plan of Operation                                               6

Part II.   OTHER INFORMATION                                               8

Item 2.    Changes in Securities                                           8

Item 6.    Exhibits and Reports on Form 8-K                                9

           Signatures                                                     10

                              DELCATH SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 2001


                                                                    MARCH 31,
                                    ASSETS                            2001
                                                                   (Restated)
                                                                  ------------

Current assets:
     Cash and cash equivalents                                    $  4,865,432
     Interest receivable                                                 8,566
     Prepaid insurance                                                  43,331
                                                                  ------------
                     Total current assets                            4,917,329

Furniture and fixtures, net                                             11,902
Due from affiliate                                                      24,000
                                                                  ------------

                     Total assets                                 $  4,953,231
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                        $    223,994
     Short term borrowings                                             230,000
                                                                  ------------
                     Total current liabilities                         453,994
                                                                  ------------


Stockholders' equity
     Common Stock                                                       39,039
     Additional Paid-In Capital                                     18,835,159
     Deficit accumulated during development stage                  (14,374,961)
                                                                  ------------

                     Total stockholders' equity                     4,499,237
                                                                  ------------

                     Total liabilities and stockholders'
                      equity                                      $  4,953,231
                                                                  ============

                              DELCATH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                         CUMULATIVE
                                                                                       FROM INCEPTION
                                                                                      (AUGUST 5, 1988)
                                                    THREE MONTHS ENDED MARCH 31,             TO
                                                      2001                2000         MARCH 31, 2001
                                                   (Restated)                            (Restated)
                                              --------------------------------------------------------
Costs and expenses:
    Legal consulting and  accounting fees         $  422,294              98,273           5,413,524
    Stock option compensation expense                   --                  --             2,520,170
    Compensation and related expenses                122,978              52,921           2,870,594
    Other operating expenses                         123,076              64,432           2,612,556
                                              --------------------------------------------------------

       Total costs and expenses                      668,348             215,626          13,416,844
                                              --------------------------------------------------------

       Operating loss                               (668,348)           (215,626)        (13,416,844)

    Interest income                                   76,771               5,502             709,022
    Interest expense                                 (12,632)               --              (168,534)
                                              --------------------------------------------------------

       Net loss                                   $ (604,209)           (210,124)        (12,876,356)
                                              ========================================================

Common Share data:
    Basic and diluted loss
       per share                                  $    (0.15)              (0.24)
                                              ====================================

    Weighted average number
       of shares of common
       stock outstanding                           3,903,852             863,196

                              DELCATH SYSTEMS, INC.
                                   CASH FLOWS
                                   (UNAUDITED)

                                                                                                                     CUMULATIVE
                                                                                                                   FROM INCEPTION
                                                                               THREE MONTHS ENDED                 (AUGUST 5, 1988)
                                                                         3/31/2001                                TO MARCH 31, 2001
                                                                        (Restated)             3/31/2000              (Restated)
                                                                       ------------           ------------           ------------
Cash flow from operating activities:
    Net loss                                                           $   (604,209)              (210,124)           (12,876,356)
    Adjustments to reconcile net loss to net
       cash used in operating activities
       Stock option compensation expense
             (reversal)                                                        --                     --                2,520,170
       Stock and warrant compensation expense                               198,000                   --                  236,286
       Depreciation expense                                                   1,140                    750                 10,890
       Amortization of organization costs                                      --                     --                   42,165
       (Increase) decrease in prepaid expenses                               25,835                (93,449)               (43,331)
       (Increase) decrease in interest receivable                            23,802                  3,082                 (8,566)
       Due from affiliate                                                      --                     --                  (24,000)
       (Decrease) increase in accounts
          payable and accrued expenses                                     (574,921)                 9,621                223,994
                                                                       ------------           ------------           ------------
                         Net cash used in operating activities             (930,353)              (290,120)            (9,918,748)
                                                                       ------------           ------------           ------------
Cash flows from investing activities:
    Purchase of furniture and fixtures                                       (7,792)                  --                  (22,792)
    Purchase of short-term investments                                         --                     --               (1,030,000)
    Proceeds from maturities of short-term investments                         --                     --                1,030,000
    Organization costs                                                         --                     --                  (42,165)
                                                                       ------------           ------------           ------------
                         Net cash used in investing activities
                                                                             (7,792)                  --                  (64,957)
                                                                       ------------           ------------           ------------
Cash flows from financing activities:
    Net proceeds from sale of stock and
       exercise of stock options and warrants                                  --                     --               13,413,708
    Dividends Paid                                                             --                     --                 (499,535)
    Deferred IPO costs                                                         --                  (52,703)                  --
    Proceeds from short-term borrowings                                        --                     --                1,934,964
                                                                       ------------           ------------           ------------
                         Net cash provided by (used in)
                           financing activities                                --                  (52,703)            14,849,137
                                                                       ------------           ------------           ------------

          Increase (decrease) in cash and cash equivalents                 (938,145)              (342,823)             4,865,432

Cash and cash equivalents at beginning of period                          5,803,577                561,078                   --
                                                                       ------------           ------------           ------------

Cash and cash equivalents at end of period                             $  4,865,432                218,255              4,865,432
                                                                       ============           ============           ============
Supplemental cash flow activities:
    Conversion of debt to common stock                                 $       --                     --                1,704,964
                                                                       ============           ============           ============
    Common stock issued for preferred stock dividends                  $       --                     --                  999,070
                                                                       ============           ============           ============
    Conversion of preferred stock to common stock                      $       --                     --                   24,167
                                                                       ============           ============           ============
    Common stock issued as compensation
       for stock sale                                                  $       --                     --                  510,000
                                                                       ============           ============           ============
    Cash paid for interest                                             $      1,294                   --                  139,271
                                                                       ============           ============           ============
    Common stock, options, warrants issued as compensation
       for consulting services                                         $    198,000                   --                  236,286
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

Note 3: Capital Stock and Warrants

The common stock and per share data for all periods gives effect to reverse stock splits of 1 for 2.2881 shares on September 28, 2000 and 1 for 1.2666 shares on October 11, 2000, resulting in and aggregate reverse split of approximately 1 for 2.8981 shares.

Note 4: Restatements for Warrants Issued

The net loss and the loss per share for the three months ending March 31, 2001 and for the cumulative period from inception (August 5, 1988) to March 31, 2001 have been restated to give effect to the following common stock warrants issued by the Company in 2001 for consulting services: (1) 150,000 warrants to purchase 150,000 units at $7.00 per unit, through January 4, 2005, each unit consisting of one fully-paid and non-assessable share of common stock, and one Common Stock Purchase Warrant entitling the holder to purchase one share of Delcath Common Stock for $6.60 per share. None of these warrants were exercised as of March 31, 2001. Such warrants, valued at $175,000, were recognized as an expense in the first quarter of 2001. The warrants granted were fully vested and non-forfeitable, and, accordingly, were immediately expensed since they were not subject to a significant penalty for non-performance; and (2) 150,000 warrants to purchase up to 150,000 shares of Delcath Common Stock for $6.60 per share. None of these warrants have been exercised as of March 31, 2001. 25,000 of such warrants vested in the first quarter of 2001 and the remaining 125,000 warrants vest if the share price of the Company's Common Stock exceeds certain share price levels above the IPO price. As of March 31, 2001, none of the price levels have been met. Warrants subject to this agreement expire in April 2005. The 25,000 vested warrants have been valued at $23,000, and were recognized as an expense in the first quarter of 2001. The 25,000 warrants that vested in 2001 were non-forfeitable and were immediately expensed since they were not subject to a significant penalty for non-performance. The expenses, as noted above, recognized with these two warrant issues are non-cash expenses.

The value of the above warrants were $1.17 per warrant for warrants described in
(1) above, and $.90 per warrant for the 25,000 warrants that vested immediately described in (2) above, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively: risk free interest rates of 4.95% and 5.9%, volatility of 26.7% and 22.9%, expected lives of four years and four and one half years, with no dividend yield for either issue.

The above warrant issuances had previously not been recorded by the Company. The effects of these issuances on previously reported net loss and net loss per share are as follows:

                                                          Cumulative from
                                                         inception (August 5,
                             Three months ended               1988) to
                               March 31, 2001              March 31, 2001
                               --------------              --------------
                                       Previously                    Previously
                          Restated      reported        Restated      reported
                          --------      --------        --------      --------
Net loss                $  (604,209)    (406,209)     (12,876,356)  (12,678,356)
Basic and diluted loss
 per share              $     (0.15)       (0.10)


ITEM 2. PLAN OF OPERATION

                                    OVERVIEW

The Company was founded in 1988 by a team of physicians. Since our inception, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been in support of the development and the clinical trials of our product. Until our initial public offering, we had been dependent upon venture capital financing to fund our activities. Without an FDA pre-marketing approved product, we have generated minimal revenues from product sales. We have been unprofitable to date and have had losses of $572,581 and $960,185 for the years ended December 31, 1999 and 2000 and $604,209 for the three months ended March 31, 2001. Cumulative losses from inception through March 31, 2001 were $12,876,356. Losses have continued through the date of this report. We expect to incur additional losses over the next three years and anticipate these losses will increase significantly in this period due to continued requirements for product development, clinical studies, regulatory activities, manufacturing and establishment of a sales and marketing organization. The amount of future net losses and time required to reach profitability are uncertain. Our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

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

                                                                 Actual through
                                                                 March 31, 2001
                                                                 --------------
Research and development:
  Phase III clinical trials using the Delcath system with
  doxorubicin                                                     $     575,000
  Research and development stage clinical trials for other
  chemotherapy agents                                             $      15,000
Repayment of indebtedness
Working capital and general corporate purposes                    $     200,000
                                                                  -------------
Total                                                             $     790,000
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



                                   DELCATH SYSTEMS, INC.
                                   -------------------------------
                                   (Registrant)


Date:  March 6, 2002               /s/  Thomas S. Grogan
                                   -------------------------------------------
                                        Thomas S. Grogan
                                         Chief Financial Officer (on behalf of
                                         the registrant and as the Principal
                                         Financial Officer of the registrant)