Form 10QSB/A
period 2001-06-30
DELCATH SYSTEMS INC
filed 2002-03-08
CIK 872912

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

                              DELCATH SYSTEMS, INC.

                                      INDEX

Note: Net loss for the six months ended June 30, 2001 and for the cumulative period from inception (August 5, 1988) to June 30, 2001 have been restated to include as an expense in the first quarter of 2001, the estimated value of warrants issued as explained in Note 4 of Notes to Financial Statements.

                                                                       PAGE NO.
                                                                       --------

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

Balance Sheet (Restated) - June 30, 2001.................................... 2

Statements of Operations for the Three Months and Six Months Ended
      June 30, 2001 (six months, Restated) and 2000 and Cumulative from Inception (August 5, 1988) to June 30, 2001 (Restated)........... 3

Statements of Cash Flows for the Six Months Ended June 30, 2001
      (Restated) and 2000 and Cumulative from Inception (August 5,
      1988) to June 30, 2001 (Restated)..................................... 4

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

Part II.   OTHER INFORMATION................................................ 7

Item 2.    Changes in Securities and Use of Proceeds........................ 7

Item 6.    Exhibits and Reports on Form 8-K................................. 8

           Signatures....................................................... 9

                              DELCATH SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                  JUNE 30, 2001

                                                               JUNE 30,
                 ASSETS                                          2001
                                                              (Restated)
                                                             ------------
Current assets:
     Cash and cash equivalents                               $  4,097,202
     Interest receivable                                           43,039
     Prepaid insurance                                             23,331
                                                             ------------
                            Total current assets                4,163,572

Furniture and fixtures, net                                        12,814
Due from affiliate                                                 24,000
                                                             ------------
                            Total assets                     $  4,200,386
                                                             ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                   $    199,425
                                                             ------------
                            Total current liabilities             199,425
                                                             ------------

Stockholders' equity
     Common Stock                                                  39,039
     Additional Paid-In Capital                                18,835,159
     Deficit accumulated during development stage             (14,873,237)
                                                             ------------


                         Total stockholders' equity             4,000,961
                                                             ------------

                         Total liabilities and stockholders'
                            equity                           $  4,200,386
                                                             ============

                              DELCATH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                        Cumulative
                                                                                                      From Inception
                                                   Three Months Ended            Six Months Ended    (August 5, 1988)
                                                        June 30,                    June 30,                to
                                                   2001          2000          2001          2000      June 30, 2001
                                                                            (Restated)                  (Restated)
                                               --------------------------  --------------------------  ------------
Costs and expenses:
    Legal consulting and accounting fees            271,209        74,653       693,503       172,926     5,684,733
    Stock option compensation expense                     -                           -                   2,520,170
    Compensation and related expenses               135,330        51,844       258,308       104,765     3,005,924
    Other operating expenses                        146,897        62,684       269,973       127,116     2,759,453
                                               --------------------------  --------------------------  ------------

       Total costs and expenses                     553,436       189,181     1,221,784       404,807    13,970,280
                                               --------------------------  --------------------------  ------------

       Operating loss                              (553,436)     (189,181)   (1,221,784)     (404,807)  (13,970,280)

    Interest income                                  58,099         7,534       134,870        13,036       767,121
    Interest expense                                 (2,939)            -       (15,571)            -      (171,473)
                                               --------------------------  --------------------------  ------------

       Net loss                                    (498,276)     (181,647)   (1,102,485)     (391,771)  (13,374,632)
                                               ==========================  ==========================  ============
Common Share data:
    Basic and diluted loss
      per share                                       (0.13)        (0.17)        (0.28)        (0.40)
                                               ==========================  ==========================
    Weighted average number
      of Shares of common
      stock outstanding                           3,903,816     1,055,590     3,903,816       978,633

                              DELCATH SYSTEMS, INC.
                                   CASH FLOWS
                                   (UNAUDITED)

                                                                                              Cumulative
                                                                                            from inception
                                                                   SIX MONTHS ENDED        (August 5, 1988)
                                                               6/30/2001     6/30/2000     to June 30, 2001
                                                               (Restated)                     (Restated)
                                                             --------------------------    ----------------
Cash flow from operating activities:
    Net loss                                                 $ (1,102,485)     (391,771)       (13,374,632)
    Adjustments to reconcile net
       loss to net cash used in operating activities
       Stock option compensation expense                                -             -          2,520,170
       Stock and warrant compensation expense                     198,000             -            236,286
       Depreciation expense                                         2,388         1,500             12,138
       Amortization of organization costs                                             -             42,165
       (Increase) decrease in prepaid expenses                     45,835       (62,855)           (23,331)
       (Increase) decrease in interest receivable                 (10,671)        2,351            (43,039)
       Due from affiliate                                               -             -            (24,000)
       (Decrease) increase in accounts
          payable and accrued expenses                           (599,490)       96,784            199,425
                                                             --------------------------       ------------
             Net cash used in operating activities             (1,466,423)     (353,991)       (10,454,818)
                                                             --------------------------       ------------

Cash flows from investing activities:
    Purchase of furniture and fixtures                             (9,952)            -            (24,952)
    Purchase of short-term investments                                  -             -         (1,030,000)
    Proceeds from maturities of short-term investments                  -             -          1,030,000
    Organization costs                                                  -             -            (42,165)
                                                             --------------------------       ------------
             Net cash used in investing activities                 (9,952)            -            (67,117)
                                                             --------------------------       ------------

Cash flows from financing activities:
    Net proceeds from sale of stock and
       exercise of stock options and warrants                           -       501,825         13,413,708
    Dividends Paid                                                      -             -           (499,535)
    Deferred IPO costs                                                  -      (291,363)                 -
    Proceeds from short-term borrowings                                 -             -          1,934,964
    Repayment of short-term borrowings                           (230,000)            -           (230,000)
                                                             --------------------------       ------------

             Net cash provided by (used in) financing
               activities                                        (230,000)      210,462         14,619,137
                                                             --------------------------       ------------

          Increase (decrease) in cash and cash equivalents     (1,706,375)     (143,529)         4,097,202

Cash and cash equivalents at beginning of period                5,803,577       561,078                  -
                                                             --------------------------       ------------

Cash and cash equivalents at end of period                   $  4,097,202       417,549          4,097,202
                                                             ==========================       ============

Supplemental cash flow activities:
    Conversion of debt to common stock                       $          -             -          1,704,964
                                                             ==========================       ============
    Common stock issued for preferred stock dividends        $          -             -            999,070
                                                             ==========================       ============
    Conversion of preferred stock to common stock            $          -             -             24,167
                                                             ==========================       ============
    Common stock issued as compensation
       for stock sale                                        $          -             -            510,000
                                                             ==========================       ============
    Cash paid for interest                                   $     36,141             -            174,118
                                                             ==========================       ============
    Common stock, options, warrants issued
       as compensation for consulting services               $    198,000             -            236,286
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

Note 4: Restatements for Warrants Issued

The net loss and the loss per share for the six months ending June 30, 2001 and for the cumulative period from inception (August 5, 1988) to June 30, 2001 have been restated to give effect to the following common stock warrants issued by the Company in 2001 for consulting services: (1) 150,000 warrants to purchase 150,000 units at $7.00 per unit, through January 4, 2005, each unit consisting of one fully-paid and non-assessable share of common stock, and one Common Stock Purchase Warrant entitling the holder to purchase one share of Delcath Common Stock for $6.60 per share. None of these warrants were exercised as of June 30, 2001. Such warrants, valued at $175,000, were recognized as an expense in the first quarter of 2001. The warrants granted were fully vested and non-forfeitable, and, accordingly, were immediately expensed since they were not subject to a significant penalty for non-performance; and (2) 150,000 warrants to purchase up to 150,000 shares of Delcath Common Stock for $6.60 per share. None of these warrants have been exercised as of June 30, 2001. 25,000 of such warrants vested in the first quarter of 2001 and the remaining 125,000 warrants vest if the share price of the Company's Common Stock exceeds certain share price levels above the IPO price. As of June 30, 2001, none of the price levels have been met. Warrants subject to the agreement expire in April 2005. These 25,000 vested warrants have been valued at $23,000, and were recognized as an expense in the first quarter of 2001. The 25,000 warrants that vested in 2001 were non-forfeitable and were immediately expensed since they were not subject to a significant penalty for non-performance. The expenses, as noted above, recognized with these two warrant issues are non-cash expenses.

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

The above warrant issuances had previously not been recorded by the Company. The effects of these issuances on previously reported net loss and net loss per share are as follows:

                                                          Cumulative from
                                                         inception (August 5,
                              Six months ended                1988) to
                               June 30, 2001               June 30, 2001
                               -------------               -------------
                                       Previously                    Previously
                          Restated      reported        Restated      reported
                          --------      --------        --------      --------
Net loss                $(1,102,485)    (904,485)     (13,374,632)  (13,176,632)
Basic and diluted loss
 per share              $     (0.28)       (0.23)


ITEM 2. PLAN OF OPERATION

                                    OVERVIEW

The Company was founded in 1988 by a team of physicians. Since our inception, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been in support of the development and the clinical trials of our product. Until our initial public offering, we had been dependent upon venture capital financing to fund our activities. Without an FDA pre-marketing approved product, we have generated minimal revenues from product sales. We have been unprofitable to date and have had losses of $572,581 and $960,185 for the years ended December 31, 1999 and 2000 and $1,102,485 for the six months ended June 30, 2001. Cumulative losses from inception through June 30, 2001 were $13,374,632. Losses have continued through the date of this report. We expect to incur additional losses over the next three years and anticipate these losses will increase significantly in this period due to continued requirements for product development, clinical studies, regulatory activities, manufacturing and establishment of a sales and marketing organization. The amount of future net losses and time required to reach profitability are uncertain. Our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

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



                                 DELCATH SYSTEMS, Inc.
                                 -------------------------------
                                 (Registrant)


Date:  March 6, 2002             /s/  Thomas S. Grogan
                                 --------------------------------------------
                                      Thomas S. Grogan
                                      Chief Financial Officer (on behalf of
                                      the registrant and as the Principal
                                      Financial Officer of the registrant)