Form 10QSB/A
period 2001-09-30
DELCATH SYSTEMS INC
filed 2002-03-08
CIK 872912

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

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                -----     -----

================================================================================

                              DELCATH SYSTEMS, INC.

                                      INDEX


Note: Net loss for the nine months ended September 30, 2001 and for the cumulative period from inception (August 5, 1988) to September 30, 2001 have been restated to include as an expense in the first quarter of 2001, the estimated value of warrants issued as explained in Note 4 of Notes to Financial Statements.


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet (Restated) - September 30, 2001 ..................   3

         Statements of Operations for the Three Months and Nine Months
         Ended September 30, 2001 (nine months, Restated) and 2000 and Cumulative from Inception (August 5, 1988) to September 30,
         2001 (Restated) ................................................   4

         Statements of Cash Flows for the Nine Months Ended September 30, 2001 (Restated) and 2000 and Cumulative from Inception (August
         5, 1988) to September 30, 2001 (Restated) ......................   5

         Notes to Financial Statements ..................................   6

Item 2.  Plan of Operation ..............................................   6



Part II. OTHER INFORMATION

Item 2.  Changes in Securities ..........................................   8

Item 5.  Other Information ..............................................   9

Item 6.  Exhibits and Reports on Form 8-K ...............................   9


         Signatures .....................................................  10

                              DELCATH SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001



                                                                   SEPTEMBER 30,
                                     ASSETS                            2001
                                                                    (Restated)
                                                                   ------------
Current assets:
    Cash and cash equivalents                                      $  3,662,211
    Interest receivable                                                  39,662
    Prepaid insurance                                                     3,331
                                                                   ------------
              Total current assets                                    3,705,204

Furniture and fixtures, net                                              14,809
Due from affiliate                                                       24,000
                                                                   ------------

              Total assets                                         $  3,744,013
                                                                   ============





                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                          $    133,955
                                                                   ------------
              Total current liabilities                                 133,955
                                                                   ------------


Stockholders' equity
    Common Stock                                                         39,039
    Additional Paid-In Capital                                       18,835,159
    Deficit accumulated during development stage                    (15,264,140)
                                                                   ------------

              Total stockholders' equity                              3,610,058
                                                                   ------------

              Total liabilities and stockholders' equity           $  3,744,013
                                                                   ============

                              DELCATH SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    CUMULATIVE
                                                                                                                  FROM INCEPTION
                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED           (AUGUST 5, 1988)
                                                    SEPTEMBER 30,                       SEPTEMBER 30,                   TO
                                               2001              2000              2001              2000        SEPTEMBER 30, 2001
                                                                                (Restated)                          (Restated)
                                           ------------------------------      ------------------------------      ------------
Costs and expenses:
    Legal, consulting and accounting fees       185,528            51,344           879,031           224,270         5,870,261
    Stock option compensation expense              --                --                --                --           2,520,170
    Compensation and related expenses           129,480            54,437           387,788           159,202         3,135,404
    Other operating expenses                    125,344            50,365           395,317           177,481         2,884,797
                                           ------------------------------      ------------------------------      ------------

        Total costs and expenses                440,352           156,146         1,662,136           560,953        14,410,632
                                           ------------------------------      ------------------------------      ------------

        Operating loss                         (440,352)         (156,146)       (1,662,136)         (560,953)      (14,410,632)

    Interest income                              49,449             5,889           184,319            18,925           816,570
    Interest expense                               --              (4,270)          (15,571)           (4,270)         (171,473)
                                           ------------------------------      ------------------------------      ------------

        Net loss                               (390,903)         (154,527)       (1,493,388)         (546,298)      (13,765,535)
                                           ==============================      ==============================      ============
Common Share data:
    Basic and diluted loss per share              (0.10)            (0.18)            (0.38)            (0.65)
                                           ==============================      ==============================
    Weighted average number
        of Shares of common
        stock outstanding                     3,903,816           863,197         3,903,816           836,327

                              DELCATH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  CUMULATIVE
                                                                    NINE MONTHS ENDED           FROM INCEPTION
                                                                       SEPTEMBER 30,         (AUGUST 5, 1988) TO
                                                                  2001              2000      SEPTEMBER 30, 2001
                                                               (Restated)                         (Restated)
                                                             ------------------------------      ------------
Cash flow from operating activities:
    Net loss                                                 $ (1,493,388)         (546,298)      (13,765,535)
    Adjustments to reconcile net
       loss to net cash used in operating activities
       Stock option compensation expense                             --                --           2,520,170
       Stock and warrant compensation expense                     198,000              --             236,286
       Depreciation expense                                         3,701             2,250            13,451
       Amortization of organization costs                            --                --              42,165
       (Increase) decrease in prepaid expenses                     65,835           (32,261)           (3,331)
       (Increase) decrease in interest receivable                  (7,294)            2,333           (39,662)
       Due from affiliate                                            --                --             (24,000)
       (Decrease) increase in accounts payable and
          accrued expenses                                       (664,960)          250,962           133,955
                                                             ------------------------------      ------------
                   Net cash used in operating activities       (1,898,106)         (323,014)      (10,886,501)
                                                             ------------------------------      ------------
Cash flows from investing activities:
    Purchase of furniture and fixtures                            (13,260)             --             (28,260)
    Purchase of short-term investments                               --                --          (1,030,000)
    Proceeds from maturities of short-term investments               --                --           1,030,000
    Organization costs                                               --                --             (42,165)
                                                             ------------------------------      ------------
                   Net cash used in investing activities          (13,260)             --             (70,425)
                                                             ------------------------------      ------------
Cash flows from financing activities:
    Net proceeds from sale of stock and exercise of
       stock options and warrants                                    --             501,825        13,413,708
    Dividends Paid                                                   --                --            (499,535)
    Deferred IPO costs                                               --            (516,545)             --
    Proceeds from short-term borrowings                              --             230,000         1,934,964
    Repayment of short-term borrowings                           (230,000)             --            (230,000)
                                                             ------------------------------      ------------
                   Net cash provided by (used in)
                   financing activities                          (230,000)          215,280        14,619,137
                                                             ------------------------------      ------------
       Increase (decrease) in cash and cash equivalents        (2,141,366)         (107,734)        3,662,211

Cash and cash equivalents at beginning of period                5,803,577           561,078              --
                                                             ------------------------------      ------------
Cash and cash equivalents at end of period                   $  3,662,211           453,344         3,662,211
                                                             ==============================      ============
Supplemental cash flow activities:
    Conversion of debt to common stock                       $       --                --           1,704,964
                                                             ==============================      ============
    Common stock issued for preferred stock dividends        $       --                --             999,070
                                                             ==============================      ============
    Conversion of preferred stock to common stock            $       --                --              24,167
                                                             ==============================      ============
    Common stock issued as compensation for stock sale       $       --                --             510,000
                                                             ==============================      ============
    Cash paid for interest                                   $     36,141              --             174,118
                                                             ==============================      ============
    Common stock, options, warrants issued as
       compensation for consulting services                  $    198,000              --             236,286
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

Note 4: Restatements for Warrants Issued

The net loss and the loss per share for the nine months ending September 30, 2001 and for the cumulative period from inception (August 5, 1988) to September 30, 2001 have been restated to give effect to the following common stock warrants issued by the Company in 2001 for consulting services: (1) 150,000 warrants to purchase 150,000 units at $7.00 per unit, through January 4, 2005, each unit consisting of one fully-paid and non-assessable share of common stock, and one Common Stock Purchase Warrant entitling the holder to purchase one share of Delcath Common Stock for $6.60 per share. None of these warrants were exercised as of September 30, 2001. Such warrants, valued at $175,000, were recognized as an expense in the first quarter of 2001. The warrants granted were fully vested and non-forfeitable, and, accordingly, were immediately expensed since they were not subject to a significant penalty for non-performance; and
(2) 150,000 warrants to purchase up to 150,000 shares of Delcath Common Stock for $6.60 per share. None of these warrants have been exercised as of September 30, 2001. 25,000 of such warrants vested in the first quarter of 2001 and the remaining 125,000 warrants vest if the share price of the Company's Common Stock exceeds certain share price levels above the IPO price. As of September 30, 2001, none of the price levels have been met. Warrants subject to this agreement expire in April 2005. These 25,000 vested warrants have been valued at $23,000, and were recognized as an expense in the first quarter of 2001. The 25,000 warrants that vested in 2001 were non-forfeitable and were immediately expensed since they were not subject to a significant penalty for non-performance. The expenses, as noted above, recognized with these two warrant issues are non-cash expenses.

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

The above warrant issuances had previously not been recorded by the Company. The effects of these issuances on previously reported net loss and net loss per share are as follows:

                                                          Cumulative from
                                                         inception (August 5,
                              Nine months ended               1988) to
                             September 30, 2001           September 30, 2001
                             ------------------           ------------------
                                       Previously                    Previously
                          Restated      reported        Restated      reported
                          --------      --------        --------      --------
Net loss                $(1,493,388)  (1,295,388)     (13,765,535)  (13,567,535)
Basic and diluted loss
 per share              $     (0.38)       (0.33)


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

                                    OVERVIEW

The Company was founded in 1988 by a team of physicians. Since our inception, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been in support of the development and the clinical trials of our product. Until our initial public offering, we had been dependent upon venture capital financing to fund our activities. Without an FDA pre-marketing approved product, we have generated minimal revenues from product sales. We have been unprofitable to date and have had losses of $572,581 and $960,185 for the years ended December 31, 1999 and 2000 and $1,493,388 for the nine months ended September 30, 2001. Cumulative losses from inception through September 30, 2001 were $13,765,535. Losses have continued through the date of this report. We expect to incur additional losses over the next three years and anticipate these losses will increase significantly in this period due to continued requirements for product development, clinical studies, regulatory activities, manufacturing and establishment of a sales and marketing organization. The amount of future net losses and time required to reach profitability are uncertain. Our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

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



                                    DELCATH SYSTEMS, INC.
                                    ---------------------
                                    (Registrant)


Date:  March 6, 2002                /s/ Thomas S. Grogan
                                    ------------------------------------------
                                        Thomas S. Grogan
                                         Chief Financial Officer (on behalf of
                                         the registrant and as the Principal
                                         Financial Officer of the registrant)