Form 10KSB
period 2001-12-31
DELCATH SYSTEMS INC
filed 2002-03-12
CIK 872912

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]        Annual report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the fiscal year ended December 31, 2001

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
                              ---------------------
        (Exact name of Small Business Issuer as specified in its charter)

                 DELAWARE                                      06-1245881
                 --------                                      ----------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)

   1100 SUMMER STREET, STAMFORD, CONNECTICUT                     06905
   -----------------------------------------                     -----
   (Address of principal executive offices)                   (Zip Code)

                                  203-323-8668
                                  ------------
                (Issuer's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
Title of Each Class                                 On Which Registered
------------------------------------------------    ----------------------------
Common Stock, par value $.01 per share              Boston Stock Exchange
Redeemable Warrants                                 Boston Stock Exchange

      Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
Redeemable Warrants

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes  [X]   No  [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [_]

The issuer's revenues for its most recent fiscal year were: $0.
The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $1.39 per share, was $ 3,331,435 as of February 21, 2002.
At February 21, 2002, the registrant had outstanding 3,903,816 shares of par value $0.01 Common Stock.
================================================================================

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

   o Obtain approval to market the Delcath system in the United States for the treatment of other forms of liver cancer using other chemotherapy agents and treatment of hepatitis using anti-viral drugs. In August 2001, we commenced a Phase I clinical trial using melphalan, a chemotherapeutic agent. See "Our Clinical Trials and Agreement with National Cancer Institute." In addition to researching the use of other chemotherapeutic agents with the Delcath system to treat cancer, we plan to research the use of other compounds with the Delcath system to treat other diseases, such as hepatitis. Our timing to begin these studies will depend on our ability to establish strategic alliances with pharmaceutical manufacturers or other strategic partners in conjunction with our research into other therapeutic compounds or raise additional funds for these purposes. FDA pre-marketing approval will be required to market the Delcath system for these uses.

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

THE CANCER TREATMENT MARKET

The American Cancer Society projects that about 1,285,000 Americans will be diagnosed with cancer in 2002. According to the American Cancer Society's "Cancer Facts and Figures 2002", cancer remains the second leading cause of death in the United States. While researchers continue to develop innovative new treatments for some forms of this disease, surgical resection, chemotherapy, radiation and hormone therapy continue to be the most commonly used treatments.

The financial burden of cancer is great for patients, their families and society. The National Institutes of Health, in the American Cancer Society's "Cancer Facts & Figures 2002," estimates the overall costs of cancer, in the year 2001, to be $157 billion, including $56 billion in direct medical costs, $16 billion for indirect morbidity costs attributable to lost productivity due to illness, and $85 billion for indirect mortality costs attributable to lost productivity due to death.

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

According to a 1999 article in the WASHINGTON POST, liver cancer is the third most common form of cancer worldwide. The worldwide incidence of liver cancer is estimated to be in excess of 1,500,000 new patients each year, and there are an estimated 1,250,000 deaths worldwide caused by all forms of liver cancer. According to a 1999 article in the NEW ENGLAND JOURNAL OF MEDICINE, researchers reported that annual new diagnoses of liver cancer increased from 1.4 cases per 100,000 persons in the late 1970s to 2.4 cases per 100,000 persons in the 1990s. The American Cancer Society has projected that in the United States there will be approximately 16,600 new cases of primary liver cancer and 53,600 new cases of malignant melanoma in 2002.

Liver cancer is among the most virulent forms of cancer. In the United States, five-year survival rates are usually not more than 5%, according to the National Cancer Institute.

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

For the patients who qualify for surgery, there are significant complications related to the procedure. Recurrence of tumors is common and in that event, surgery typically cannot be repeated.

We believe that delivery of drugs with the Delcath system may enable surgical resection in some of the cases which are currently inoperable by reducing the size and number of tumors sufficiently to make resection feasible. Shrinking a tumor using chemotherapy and then removing the tumor is a procedure known as adjuvant therapy. After resection, chemotherapy can be administered through the Delcath system with the objective of destroying micro metastases in the liver that may remain undetected, thus preventing or delaying any recurrence of tumor growth.

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

THE DELCATH SYSTEM

The Delcath system is designed to address the critical shortcomings of conventional intravenous chemotherapy delivery. The Delcath system isolates the liver from the general circulatory system during liver cancer treatments with chemotherapy and then returns the blood exiting the liver to the general circulatory system only after the chemotherapy agent has been substantially removed by filtration outside the body. We believe that such protection from the side-effects of chemotherapy that is provided by the Delcath system to other parts of the body allows for higher chemotherapy doses to be administered to the liver than can be administered by conventional intravenous delivery. By filtering out a substantial portion of the chemotherapy agent before the blood is returned to the blood stream, other organs of the body receive less exposure than the liver to the chemotherapy agent. Therefore, these organs are less likely to suffer from the harmful side-effects of chemotherapy, including the cumulative harmful effect that doxorubicin has on the heart muscle.

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

Integral to our research and development efforts is our program of clinical research with prominent researchers and physicians that is being conducted presently at The National Cancer Institute; and was previously conducted at Yale

University, M.D. Anderson Cancer Center, and the Robert Wood Johnson Medical School/Cancer Institute of New Jersey.

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

Based on the results of our Phase I and Phase II clinical trials, we submitted to the FDA our application for pre-market approval of the Delcath system as a medical device. In response to our application, the FDA classified the Delcath system as a drug delivery system and requires us to obtain approval of new labeling for the drug being used in the clinical trials. The application to change the labeling must be filed by a drug manufacturer holding an existing new drug application or an abbreviated new drug application. The pre-marketing approval and drug relabeling applications must demonstrate the clinical utility of a particular drug when administered through the Delcath system. To do so, we must demonstrate, in a statistically meaningful manner that administering chemotherapy agents with the Delcath system results in survival times of patients that are longer than those obtained from administering chemotherapy agents intravenously.

With a substantial portion of the proceeds that we received from our initial public offering, we intend to conduct Phase III human clinical trials designed to demonstrate that administering doxorubicin with the Delcath system to treat malignant melanoma that has spread to the liver results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously.

In December 1999, the FDA approved the protocols for conducting the Phase III clinical trials.

We expect the Phase III clinical trials to be conducted at several medical centers and to involve approximately 122 test subjects who will be treated for malignant melanoma that has spread to the liver. Half of these test subjects will be treated with doxorubicin administered using the Delcath system and half, the control group, will be treated with chemotherapy agents delivered intravenously. We have identified and approached a number of medical centers that have expressed an interest in conducting the clinical trials. We expect that we will begin to enter into agreements with medical centers to conduct the clinical trials during the year 2002. However, our timetable is subject to uncertainty and we cannot assure you that we can meet our planned schedule. We cannot assure you that all of the medical centers we have identified will be available to conduct the clinical trials when we are in a position to have them commence or that we will be ready to commence the trials within any particular time period.

We intend to hire a contract research firm to conduct these trials. However, we have not begun negotiations with a contract research organization and we cannot assure you that we will be able to engage an organization on acceptable terms and conditions in a timely manner or at all. The contract research organizations and principal investigators conducting the clinical trials are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to the clinical trials. They may fail to meet their contractual obligations or fail to meet regulatory standards in the performance of their obligations and we may not be able to prevent or correct their failures. Failure of the contract research organization to perform as expected or required, including failure of the principal investigators to enroll a sufficient number of patients for our trials, could result in the failure of the clinical trials and the failure to obtain FDA pre-marketing approval.

We believe that we will acquire sufficient data to file a submission to seek FDA pre-marketing approval of the Delcath system within 12 to 18 months of the commencement of the clinical trials. However, we may continue to experience delays in beginning, conducting and completing the trials because of factors that include, but are not limited to, delays in designing the trials to conform to the trial protocols, complying with the requirements of institutional review boards at the sites where the trials will be conducted, our ability to identify clinical test sites and sponsoring physicians and the ability of the clinical test sites to identify patients to enroll in the trials. The trials may also take longer to complete because of difficulties we may encounter in entering into agreements with clinical testing sites to conduct the trials and the difficulties these sites may encounter in enrolling patients. Our ability to conduct the trials may also be impaired by our limited experience in arranging for clinical trials and in evaluating and submitting the data gathered from clinical trials. Further, the FDA monitors the progress of the clinical trials and may alter, suspend or terminate the trials based on the data that has been accumulated to that point and its assessment of the relative risks and benefits to the patients involved in the trials.

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

OUR CLINICAL TRIAL AND AGREEMENT WITH THE NATIONAL CANCER INSTITUTE

In June 2001, the Company announced that The National Institutes of Health/The National Cancer Institute approved a clinical study protocol for administering escalating doses of another chemotherapeutic agent, melphalan hydrochloride ("melphalan") through the Delcath drug delivery system to patients with unresectable cancer of the liver.

The trial conducted at The National Cancer Institute (the "NCI") began in August 2001, and will initially recruit a total of approximately 24 patients, all experiencing metastatic liver cancer. The goal of the trial is to determine the dose limiting toxicity and maximum tolerated dose of melphalan.

This clinical trial, which will include a Phase I and Phase II study, will be undertaken subject to the terms and conditions of the Cooperative Research and Development Agreement (the "CRADA") between the NCI and the Company. FDA approval is necessary to conduct Phase II studies. We cannot estimate how long it will be until we receive FDA approval to commence the Phase II study. The scope of the study is to:

I. Develop a Delcath system-based Phase I treatment protocol for the regional therapy of organs using escalating doses of melphalan hydrochloride delivered through the utilization of the Delcath system. The Phase I study is expected to be completed within one year of the initiation date.

II. Develop Delcath system- based Phase II treatment protocols as a follow-up to Phase I studies. The Phase II study will involve patients with specific histologies (diseases) who have unresectable cancers confined to the liver using the maximum tolerated dose of melphalan hydrochloride administered using the Delcath system. The patients will be treated with up to four series of infusions based upon toxicity and response to treatment. The Phase II study is expected to begin shortly after completion of the Phase I study and take twelve to eighteen months.

The CRADA commits the NCI to perform the research necessary under the Phase I and II protocols approved by the FDA with the Company acting as the sponsor. Delcath will provide funding to the NCI in the amount of $600,000 payable in equal quarterly installments over the five-year term of the agreement unless the CRADA is terminated early. The CRADA can be terminated at any time by either party. In the event of an early termination, Delcath would be responsible for unfunded costs incurred prior to the termination date and all reasonable termination costs. The term of the agreement is intended to allow for what the parties expect to be the potential maximum amount of time necessary to complete and evaluate Phase I and II trials. An amendment to the CRADA would be necessary if the parties decide to initiate additional clinical trials using another chemotherapeutic agent. The Company is using money raised in its initial public offering to fund this project. If the results of the Phase I and II trials are successful, the Company may need to seek additional capital from investors to pay for the expenses associated with a Phase III clinical trial.

If all three phases of our clinical trials are successful, this will provide us with another chemotherapeutic agent to administer using the Delcath system.

RESEARCH FOR HEPATITIS TREATMENT

Another disease that attacks the liver is viral hepatitis. The incidence of viral hepatitis in the United States and worldwide is increasing. The long-range effects of some forms of hepatitis can include massive death of liver cells, chronic active hepatitis, cirrhosis and hepatoma. The current treatment for viral hepatitis is limited and includes long-term injections of interferon alpha, which is similar to chemotherapy in its toxicity and dosage limitations. We plan to seek a strategic partner to conduct clinical trials to determine the feasibility of using the Delcath system to administer anti-viral drugs, including interferon alpha, in the treatment of viral hepatitis. We have not entered into any arrangements, understandings or agreements with potential strategic partners.

SALES AND MARKETING

We intend to focus our marketing efforts on the 41 comprehensive cancer centers in the United States recognized by the National Cancer Institute, beginning with the hospitals participating in the Phase III clinical trials. We will focus these efforts on two distinct groups of medical specialists in these comprehensive cancer centers:

   o  oncologists who have primary responsibility for the patient; and

   o interventional radiologists who are members of the hospital staff and work with catheter-based systems.

Upon diagnosis of cancer, a patient is usually referred to a medical oncologist. This physician generally provides palliative treatments and refers the patient to a surgical oncologist if surgery appears to be an option. Both medical and surgical oncologists will be included in our target market. Generally, oncologists do not position catheters. This is done either by an interventional radiologist or a surgeon.

We plan to hire a marketing director at such time as we receive an indication from the FDA that approval of the Delcath system is forthcoming and then hire a sales manager and four sales representatives to market the system in the United States. We have not previously sold, marketed or distributed any products and currently do not have the personnel, resources, experience or other capabilities to adequately market the Delcath system. Our success will depend upon our ability to attract and retain skilled sales and marketing personnel. Competition for sales and marketing personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Our inability to attract and retain skilled sales and marketing personnel could adversely affect our business, financial condition and results of operations.

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

NISSHO AGREEMENT

In December 1996, we entered into an agreement with Nissho Corporation, a large manufacturer and distributor of medical devices and pharmaceuticals based in Osaka, Japan which grants to Nissho the exclusive right to distribute the Delcath system in Japan, China, Korea, Hong Kong and Taiwan until December 31, 2004. Nissho, which has invested $1,000,000 in Delcath, has previously advised Delcath of its intention to commence clinical trials in Japan. Nissho may also seek to conduct clinical trials in the other countries in the territory.

Products covered by the agreement include the Delcath system for the treatment of cancer in the liver and the lower extremities, as well as new products that may be added by mutual agreement. Nissho is required to purchase products from Delcath in connection with clinical trials and for resale in its market at prices to be determined by mutual agreement. Nissho has agreed, in its territory, not to engage in the business of manufacturing, distributing or selling systems similar to the Delcath system for the liver or other organs or body regions.

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

The double balloon catheter will be manufactured domestically by the Burron OEM division ("Burron") of B. Braun Medical, Inc. of Germany ("B. Braun"). The double balloon catheter must be manufactured in accordance with manufacturing and performance specifications that are on file with the FDA. Burron has demonstrated that the components it manufactures meet these specifications. Burron's manufacturing facility is ISO 9000 approved, which will allow the use of the catheter in European markets. B. Braun has experience in obtaining regulatory approval for medical products in European markets and has indicated informally that it will assist us in this process. We have not entered into a written agreement with Burron to manufacture the catheter either for the clinical trials or for commercial sale. To ensure sufficient supply of catheters to complete the clinical trials, we intend to purchase our total trial requirements before commencement of the trials.

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

We do not have any contracts with suppliers for the manufacture of components for the Delcath system. To date, we have only had components of the Delcath system manufactured for us in small quantities for use in pre-clinical studies and clinical trials. We will require greater quantities for the clinical trials and significantly greater quantities to commercialize the product. If we are unable to obtain adequate supplies of components from our existing suppliers, or need to switch to an alternate supplier, the completion of our clinical trials and commercialization of the Delcath system could be delayed.

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

The Delcath system competes with all forms of liver cancer treatments that are alternatives to resection including radiation, intravenous chemotherapy and chemotherapy through implanted infusion pumps, liver transplants, embolization, cryosurgery, radiowave ablation and the use of biological response modulators, monoclonal antibodies and liposomes. Many of Delcath's competitors have substantially greater financial, technological, research and development, marketing and personnel resources. In addition, some of our competitors have considerable experience in conducting clinical trials and other regulatory approval procedures. Our competitors may develop more effective or more affordable products or treatment methods, or achieve earlier product development or patent protection, in which case our chances to achieve meaningful revenues or profitability will be substantially limited.

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

Technological developments are expected to continue at a rapid pace in both industry and academia which could result in a short product life cycle for our Delcath system.

GOVERNMENT REGULATION

UNITED STATES FOOD AND DRUG ADMINISTRATION

GENERAL. The manufacture and sale of medical devices and drugs are subject to extensive governmental regulation in the United States and in other countries. The Delcath system is regulated in the United States as a drug delivery system by the FDA under the Federal Food, Drug, and Cosmetic Act. As such, it requires approval by the FDA of a pre-marketing application prior to commercial distribution.

Doxorubicin, the drug that we are initially seeking to have approved for delivery by the Delcath system, is a widely used chemotherapy agent that has been approved by the FDA. Melphalan, the drug that will be administered through the Delcath system in the NCI-sponsored study, ia a chemotherapy agent that has been approved by the FDA. Like all approved drugs, the approved labeling includes indications for use, method of action, dosing, side-effects and contraindications. Because the Delcath system delivers doxorubicin through a mode of administration and at dose strength that differs from those currently approved, we must obtain approval for revised labeling of doxorubicin and melphalan products permitting their use with the Delcath system. The application to change the labeling must be filed by a drug manufacturer holding an existing new drug application or an abbreviated new drug application.

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

MEDICAL DEVICES. The Delcath system is a Class III medical device. It is subject to the most stringent controls applied by the FDA to reasonably assure safety and effectiveness. An application for pre-market approval must be supported by data concerning the device and its components, including the manufacturing and labeling of the device and including the results of animal and laboratory testing and human clinical trials. The conducting of Phase III trials is subject to regulations and to continuing oversight by Institutional Review Boards and the FDA. These regulations include required reporting of adverse events from use of the device during the trials. Before commencing clinical trials, we obtained an investigational device exemption providing for the initiation of clinical trials. We also obtained approval of our investigational plan, including the proposed protocols and informed consent statement that patients signed before undergoing treatment with the Delcath system, by the institutional review boards at the sites where the trials were conducted. Under the Federal Food, Drug, and Cosmetic Act, clinical studies for "significant risk" Class III devices require obtaining such approval by institutional review boards and the filing with the FDA of an investigational device exemption at least 30 days before initiation of the studies.

Given the short life expectancy of patients suffering from metastatic melanoma of the liver, we believe the FDA will review our pre-market application expeditiously and respond to our submission of the Delcath system for commercial sale within three months. However, approval of the Delcath system may take longer if the FDA requests substantial additional information or clarification, or if any major amendments to the application are filed. In addition, the FDA may refer this matter to an advisory committee of experts to obtain views about the Delcath system. This process is referred to as a "panel review," and could delay the approval of the Delcath system. The FDA will usually inspect the applicant's manufacturing facility to ensure compliance with quality systems regulations prior to approval of an application. The FDA also may conduct bioresearch monitoring inspections of the clinical trial sites and the applicant to ensure data integrity, and that the studies were conducted in compliance with the applicable FDA regulations, including good clinical practice regulations.

If the FDA's evaluations of the application, clinical study sites and manufacturing facilities are favorable, the FDA will issue either an approval letter, or an "approvable letter" containing a number of conditions that must be met in order to secure approval of an application. If and when those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an order approving the application, authorizing commercial marketing of the device under specified conditions of use. If the FDA's evaluation of the application, the clinical study sites or the manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a "not approvable letter." The FDA may also determine that additional pre-clinical testing or human clinical trials are necessary before approval, or that post-approval studies must be conducted.

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

DRUGS. A manufacturer of a chemotherapy agent must obtain FDA pre-marketing approval of a supplemental or original new drug application for a chemotherapy product providing for its use with the Delcath system before the system may be marketed in the United States to deliver that agent to the liver or any other site. The FDA-approved labeling for both doxorubicin and melphalan does not provide for its delivery with the Delcath system. We must partner with the holders of an approved new drug application for doxorubicin and melphalan to make this change to the labeling of both agents. We are seeking to partner with drug companies for this purpose, but we have no assurance that we will find partners or that the FDA will approve the application. If this approval is obtained, it would not have a negative effect on the manufacturers of either doxorubicin or melphalan. Rather, they will have the opportunity to expand the use of the drugs as a result of changing their label to include the Delcath labeling.

Phase III clinical trial protocols using doxorubicin have been approved by the FDA under the Company's investigational new drug application. FDA regulations also require that prior to initiating the trials the sponsor of the trials obtain institutional review board approval from each investigational site that will conduct the trials. We are seeking the approval of institutional review boards at several medical centers by assembling and providing them with information with respect to the trials.

The FDA requires that, in order to obtain approval to re-label doxorubicin for delivery using the Delcath system, we demonstrate that delivering doxorubicin using the system results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously.

The approved Phase III clinical trial protocols are designed to obtain approval of both new drug labeling and a pre-marketing approval application providing for the use of doxorubicin with the Delcath system. The trial protocols were approved by both the FDA division that approves new drugs and the division that reviews applications to market new devices. All of the data generated in the trials will be submitted to both of these FDA divisions. The foregoing facts will also apply if our clinical trial using melphalan is successful in Phases I, II and III.

If we successfully complete the clinical trials with both agents, we believe the manufacturers of doxorubicin and melphalan will submit to the FDA an application to deliver the agent to the liver through the Delcath system. Under the Food, Drug, and Cosmetic Act, the Delcath system cannot be marketed until the new drug application, or supplemental new drug application, and the pre-marketing approval application approvals are obtained, and then only in conformity with conditions of use set forth in the approved labeling.

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

      Summary Description of Patents                           Patent No.
      ------------------------------                           ---------------
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

We plan to vigorously enforce our intellectual property rights. In addition, we will conduct searches and other activity relating to the protection of existing patents and the filing of new applications.

Litigation may be necessary to enforce any patents issued or assigned to us or to determine the scope and validity of third-party proprietary rights. Litigation would be costly and divert our attention from our business. If others file patent applications with respect to inventions for which we already have issued patents or have patent applications pending, we may be forced to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which would also be costly and divert our attention from our business. If a third party violates our intellectual property rights, we may be unable to enforce our rights because of our limited resources.

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

EMPLOYEES

As of February 21, 2002, we had six employees all of whom were full-time. We intend to recruit additional personnel in connection with the research, development, manufacturing and marketing of our products. None of our employees is represented by a union, and we believe relationships with our employees are good. Our success will depend, in large part, upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, research institutions and other organizations.

In addition to our full-time employees, we engage the services of medical and scientific consultants.

ITEM 2. DESCRIPTION OF PROPERTIES.

Delcath currently occupies approximately 3,300 square feet of office space at 1100 Summer Street, Stamford, Connecticut, pursuant to an informal arrangement with the landlord. We have occupied these facilities since 1992, and the space is adequate for our current needs. If we require additional space in the future, we believe that satisfactory space will be available at commercially reasonable rates in or near our current facility, although there can be no assurance that additional facilities and equipment will be available upon reasonable or acceptable terms, if at all. The Company believes that its properties are adequately covered by insurance.

The Company believes that its facilities and equipment are in good condition and are suitable for its operations as presently conducted and for its foreseeable future operations.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has traded on the Nasdaq National Market under the symbol "DCTHU" from October 19, 2000, the effective date of our registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, until October 19, 2001. In accordance with the terms of our initial public offering, effective October 22, 2001, the Company's common shares and warrants were decoupled from the units issued October 19, 2000 and commenced separate trading. The common shares trade under the sysmbol "DCTH", and the warrants trade under the symbol "DCTHW". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

                            Common Stock Price Range
                            ------------------------
                                                              2001
                                                              ----
                                                    High                 Low
                                                    ----                 ---
Quarter ended December 31, 2001 (Since
   October 19 only)                                $1.795               $0.56

                                Unit Price Range
                                ----------------
                                                              2000
                                                              ----
                                                    High                 Low
                                                    ----                 ---
Quarter ended December 31, 2000                    $6.344               $3.313
                                                              2001
                                                              ----
Quarter ended March 31, 2001                       $5.69                $2.19
Quarter ended June 30, 2001                        $3.20                $1.25
Quarter ended September 30, 2001                   $2.92                $1.26
October 1, 2001- October 19, 2001                  $1.35                $1.00

As of February 21, 2002, there were approximately 87 stockholders of record of our Common Stock and approximately 730 additional beneficial owners of our Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Use of Proceeds of Initial Public Offering

As noted above, the effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. A total of 1,200,000 units were sold for $6.00 per unit, each unit consisting of one share of our Common Stock and one redeemable warrant to purchase one share of our Common Stock for $6.60 per share until October 18, 2005. The initial public offering resulted in gross proceeds of $7.2 million, $720,000 of which was applied toward the underwriting discount. Cash expenses relating to the offering, including a non-accountable expense reimbursement to the underwriters, totaled approximately $1.45 million. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through December 31, 2001, the net proceeds were applied toward:

--------------------------------------------------------------------------------
                                                                  Approximate
Application of Net Proceeds                                      Dollar Amount
--------------------------------------------------------------------------------
Research and development:
--------------------------------------------------------------------------------
   Phase III clinical trials using the Delcath system
   with doxorubicin                                                $1,422,000
--------------------------------------------------------------------------------
   Research and development stage clinical trials for
   other chemotherapy agents                                          130,000
--------------------------------------------------------------------------------
Repayment of indebtedness                                             270,000
--------------------------------------------------------------------------------
Working capital and general corporate purposes                        283,000
--------------------------------------------------------------------------------
Total                                                              $2,105,000
--------------------------------------------------------------------------------

The remaining net proceeds are being held in temporary investments in short term commercial paper.

ITEM 6.  PLAN OF OPERATION.

BACKGROUND

Delcath was founded in 1988 by a team of physicians. Since our inception, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been in support of the development and the clinical trials of our product. To date, we have been dependent upon the sale of Preferred and Common Stock to fund our activities. Without an FDA-approved product, we have had no commercial sales. We have been unprofitable to date and have had losses of $960,185 and $1,876,007 for the years ended December 31, 2000 and 2001. Included in such losses are non-cash expenses related to the issuance of Common Stock warrants for consulting services. The value of the services is based on the fair value of the warrants on the date of grant using the Black-Scholes pricing model. Cumulative losses from inception through December 31, 2001 were $14,148,154 plus $1,498,605 in accrued Preferred Stock dividends, of which $499,535 was paid in cash and the balance was paid with Common Stock. We expect to incur additional losses over the next three years and anticipate these losses will increase significantly in this period due to continued requirements for product development, clinical studies, regulatory activities, manufacturing and establishment of a sales and marketing organization. The amount of future net losses and time required to reach profitability are uncertain. Our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had $3,295,300 of cash and cash equivalents. As of that date, our principal commitments consisted of $176,080 in accounts payable and accrued expenses. Cash used to fund operations from inception through December 31, 2001 was $11,253,412.

Until completion of its initial public offering, the Company financed its operations primarily through private placements of our Common and Preferred Stock. Prior to the completion of the initial public offering, the Company raised $9,816,686 through the private sale of shares of its Class A Preferred Stock, Class B Preferred Stock and Common Stock. In August and September 2000, the Company also borrowed $230,000 for which it issued $230,000 principal amount of promissory notes, which paid interest at an annual rate of 22% and which were repaid on May 27, 2001. Of these notes, $50,000 in principal amount was subscribed to by M.S. Koly, Chief Executive Officer, President and Director of the Company, and $40,000 principal amount was subscribed to by the mother of Samuel Herschkowitz, M.D., our Chairman of the Board and Chief Technology Officer.

In October 2000, the Company completed an initial public offering. We sold 1,200,000 units for $6.00 per unit, each unit consisting of one share of our Common Stock and one redeemable warrant to purchase one share of our Common Stock for $6.60 per share until October 18, 2005. The Company received $7.2 million before offering costs and before paying cash related to dividends on preferred shares of $499,535. After underwriting discounts and cash expenses of the offering, the net proceeds to us were approximately $5.4 million.

Over the next 12 months, we expect to continue to incur expenses related to the research and development of our technology, including:

   o  Phase III clinical trials using doxorubicin with the Delcath system.

   o  Phase I clinical trials using melphalan with the Delcath system.

   o Pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer; and

   o  The development of additional products and components.

In January 2002, we announced that the New York University School of Medicine plans to proceed with a Phase III study using the Delcath system pending budget approval by NYU and upon approval by NYU's Institutional Review Board. These trials will involve a portion of the total of 122 patients that will participate in the Phase III trials at several institutions, and are expected to take 12 to 18 months to complete. The collation, analysis and submission of the results of the trials to the FDA will take an additional three months and we estimate that the FDA will respond to our submission within three months after that. We cannot estimate when these trials will begin, but we do not expect these trials to begin within the next fiscal year.

We expect to incur significant additional operating losses over each of the next several years and expect cumulative losses to increase significantly as we continue to expand our research and development, clinical trials and marketing efforts. During the next 12 months, we expect to purchase approximately $42,000 in computer, laboratory and testing equipment. We also expect to hire one additional employee in the areas of research and development, regulatory and clinical management. The number and timing of this hiring will vary depending upon the success of the international marketing efforts and progress of the clinical trials.

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. We may need to raise additional funds prior to the expiration of such period if, for example, we pursue business or technology acquisitions or experience operating losses that exceed our current expectations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our future liquidity and capital requirements, however, will depend on numerous factors, including:

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

If our currently available funds are not sufficient to satisfy our spending plans, we will be required to revise our capital requirements or to seek additional funding through borrowings and/or additional sales of securities. We cannot assure you that our available funds will be sufficient to fund our clinical trials with respect to the use of the Delcath system with doxorubicin or melphalan to treat liver cancer. We also cannot assure you that additional financing will become available if needed.

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-KSB, including statements of our and management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation", are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed in Item 1 above under "Description of Business" and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our Form 10-QSB, Form 10-QSB/A, Form 8-K and Form 10-KSB reports filed with the Commission.

FUTURE CAPITAL NEEDS; ADDITIONAL FUTURE FUNDING

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company had working capital at December 31, 2001 of $3,189,943. The Company may still require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. In addition, the Company may need additional capital in the future to fully implement its business strategy as set forth herein.

ITEM 7. FINANCIAL STATEMENTS.

Please refer to pages F-1 through F-14 Independent Auditors' Report Balance Sheet as of December 31, 2001
Statements of Operations for the years ended December 31, 2001 and 2000 (restated) and cumulative from inception (August 5, 1988) to December 31, 2001 Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 and cumulative from inception (August 5, 1988) to December 31, 2001 Statements of Cash Flows for the years ended December 31, 2001 and 2000 and cumulative from inception (August 5, 1988) to December 31, 2001 Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS, KEY PERSONS AND DIRECTORS

The executive officers and directors of the Company as of February 21, 2001 are as follows:

      NAME                          AGE   POSITION
      ----                          ---   --------
      M. S. Koly                    61    President, Chief Executive Officer,
                                          Treasurer and Director
      Samuel Herschkowitz, M.D.     52    Chairman and Chief Technology Officer
      Thomas S. Grogan              50    Chief Financial Officer

      Mark A. Corigliano            38    Director
      Daniel Isdaner                37    Director
      Victor Nevins                 80    Director

M. S. KOLY has been our President, Chief Executive Officer and Treasurer since 1988. In 1988, Mr. Koly was elected to our Board of Directors. From 1987 until June 1998, Mr. Koly managed Venkol Ventures, L.P. and Venkol Ventures, Ltd., firms he co-founded with Dr. Herschkowitz. From 1983 to 1987, Mr. Koly was president of Madison Consulting Corporation, a firm he founded. From 1978 to 1983, Mr. Koly was president of Becton-Dickinson Respiratory Systems. Prior to that time, he held various senior management positions at Abbott Laboratories, Stuart Pharmaceuticals and National Patent Development Corp. He received a B.A. from American University and an M.B.A. in marketing and finance from Northwestern University.

SAMUEL HERSCHKOWITZ, M.D., has been our Chief Technical Officer since 1991. In 1988, Dr. Herschkowitz was elected to be the Chairman of our Board of Directors. In 1987, he co-founded Venkol Ventures L.P. and Venkol Ventures, Ltd., two affiliated venture capital funds specializing in medical technology investments, which are no longer active. Dr. Herschkowitz is board certified in psychiatry and neurology. He is an assistant professor at New York University Medical Center, and has held academic positions at Beth Israel Hospital, Mount Sinai Medical School and Downstate Medical Center. Dr. Herschkowitz graduated from Syracuse University and received his medical degree from Downstate Medical Center College of Medicine.

THOMAS S. GROGAN was appointed the Company's Chief Financial Officer in September 2001. Prior to joining Delcath, Mr. Grogan was V.P. of Business Development for The Jockey Club from 2000-2001. In 1999, he was the Chief Financial Officer for U.S. Homecare Corporation, a publicly traded provider of home healthcare services. From 1998-1999, he was the Chief Financial Officer of the healthcare division of Fairchild Properties, a privately held owner and operator of skilled nursing facilities. From 1993-1998, he was the Chief Financial Officer of NHS National Health Services, Inc., a privately held provider of medical services to corporations, industrial sites and corrections institutions. He is a C.P.A., and holds a B.A. degree from Fordham University and an M.B.A. degree from Cornell University.

MARK A. CORIGLIANO was elected to our Board of Directors in 2001. Since 1991, Mr. Corigliano has been Managing Director of Coast Cypress Associates, a company that designs and implements microcomputer systems. Since 1993, he has served as Officer and Manager of Special Projects for DC Associates, a restaurant management organization located in New York City. He holds a B.S. degree from Seton Hall University.

DANIEL ISDANER was elected to our Board of Directors in 2001. Since 1994, Mr. Isdaner has been the owner and director of Camp Mataponi, Inc., a childrens' summer camp located in Naples, Maine. He also serves on the Board of Directors of the American Camping Association-New England Division and the Jewish Community Center of Southern New Jersey. Mr. Isdaner holds a B.S.B.A. degree from the Boston University School of Management.

VICTOR NEVINS was elected to our Board of Directors in 2001. Since 1957, Mr. Nevins has been Chief Executive Officer of Max Abramson Enterprises, a medium-sized privately held conglomerate headquartered in Flushing, New York. He also is a licensed real estate broker and, in 1962, he founded Victor Nevins Realty. From 1968-1997, he served on the Board of Directors of Flushing Hospital and Medical Center as Vice President of the Board, member of the Finance Committee, Chairman of both the House and Grounds and Human Resources Committees and liaison to the Medical Board. He currently is a Director and past President of the Flushing Chamber of Commerce, a Director of the Flushing Merchants Association, and a Director of the American Red Cross, North Shore Chapter.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers, and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") reports of their ownership of the Company's securities and of changes in that ownership. To the Company's knowledge, based upon a review of copies of reports filed with the Commission with respect to the fiscal years ended December 31, 2001 and 2000, except as noted below, all reports required to be filed under Section 16(a) by the Company's directors and officers and persons who were beneficial owners of more than ten percent of the Company's Common Stock were timely filed.

Form 4 reports due January 10, 2001 by former directors, William Bergman and James V. Sorrentino and Messrs. Koly and Herschkowitz were inadvertently not timely filed. Such reports were filed in May 2001. Form 3 reports due November 10, 2001 by Messrs. Corigliano, Isdaner and Nevins were inadvertently not timely filed. Such reports were filed in December 2001. Form 3 report due September 25, 2001 by Mr. Grogan was inadvertently not timely filed. This report was filed in January 2002.

The Company is in the process of implementing a Section 16(a) compliance program to assist reporting persons in meeting their reporting obligations in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years ended December 31, 2001, 2000, and 1999, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to its Chief Executive Officer and all other executive officers whose annual compensation for the years ended December 31, 2001, 2000, and 1999, exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

----------------------------- ----------- ------------------ ------------------ --------------------- -----------------
         NAME AND                                                                    SECURITIES           ALL OTHER
    PRINCIPAL POSITION           YEAR          SALARY              BONUS         UNDERLYING OPTIONS     COMPENSATION
                                                 ($)                ($)                 (#)
----------------------------- ----------- ------------------ ------------------ --------------------- -----------------
M. S. Koly                       2001          164,750          17,500 (1)            100,000                 0
----------------------------- ----------- ------------------ ------------------ --------------------- -----------------
President                        2000           98,200               0                102,000                 0
----------------------------- ----------- ------------------ ------------------ --------------------- -----------------
                                 1999          101,250               0                139,746                 0
----------------------------- ----------- ------------------ ------------------ --------------------- -----------------
Samuel Herschkowitz              2001          120,000          10,000 (1)             30,000                 0
----------------------------- ----------- ------------------ ------------------ --------------------- -----------------
Chairman
-----------------------------------------------------------------------------------------------------------------------

-------------------
 (1) Bonuses were declared payable in January 2002.

OPTION GRANTS IN LAST FISCAL YEAR

Stock options were granted to the Named Executive Officers during the 2001 fiscal year as follows:

----------------------------- ------------------------ ---------------------- ------------------ -------------------
NAME                            Number of Shares of       Percent of Total      Exercise Price     Expiration Date
                                   Common Stock          Options Granted to         ($/Sh.)
                                 Underlying Option       Employees in 2001
----------------------------- ------------------------ ---------------------- ------------------ -------------------
M. S. Koly                            100,000                   52.6%               .60             November 2006
----------------------------- ------------------------ ---------------------- ------------------ -------------------
S. Herschkowitz                       30,000                    15.8%               .85             December 2006
----------------------------- ------------------------ ---------------------- ------------------ -------------------

AGGREGATED FISCAL YEAR END OPTION VALUES

-------------------------------------------------------------------------------------------------------------------------
            NAME            Number of Shares of        Value of Unexercised
                          Common Stock Underlying    In-the-Money Options at
                          Unexercised Options at      December 31, 2001 (1)
                             December 31, 2001
------------------------ -------------------------- --------------------------- ---------------------- ------------------
                                Exercisable              Unexercisable              Exercisable           Unexercisable
------------------------ -------------------------- --------------------------- ---------------------- ------------------
M. S. Koly                         86,263                       0                         0                      0
------------------------ -------------------------- --------------------------- ---------------------- ------------------
M. S. Koly                         53,483                       0                         0                      0
------------------------ -------------------------- --------------------------- ---------------------- ------------------
M. S. Koly                        102,000                       0                         0                      0
------------------------ -------------------------- --------------------------- ---------------------- ------------------
M. S. Koly                           0                       100,000                      0                   52,000
------------------------ -------------------------- --------------------------- ---------------------- ------------------
S. Herschkowitz                    51,757                       0                         0                      0
------------------------ -------------------------- --------------------------- ---------------------- ------------------
S. Herschkowitz                    32,779                       0                         0                      0
------------------------ -------------------------- --------------------------- ---------------------- ------------------
S. Herschkowitz                    60,300                       0                         0                      0
------------------------ -------------------------- --------------------------- ---------------------- ------------------
S. Herschkowitz                      0                        30,000                      0                    8,100
-------------------------------------------------------------------------------------------------------------------------

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal years ended December 31, 2001, 2000, and 1999 and unexercised options held as of the end of fiscal 2001.

-----------------------------------------------------------------------------------------------------------------------------
                                                                            NUMBER OF                    VALUE OF
                                                                            SECURITIES                  UNEXERCISED
                                                                            UNDERLYING                 IN-THE-MONEY
                                                                           UNEXERCISED                   OPTIONS AT
                                                  SHARES TO BE            OPTIONS AT FY-              FY-END ($) (1)
                                                    RECEIVED             END EXERCISABLE/              EXERCISABLE/
         NAME                   YEAR              ON EXERCISE             UNEXERCISABLE                UNEXERCISABLE
------------------------ ------------------- ----------------------- ------------------------- ------------------------------
      M. S. Koly                2001                   0                241,746/100,000                  0/52,000
------------------------ ------------------- ----------------------- ------------------------- ------------------------------
       President                2000                   0                 191,307/50,439                     0/0
------------------------ ------------------- ----------------------- ------------------------- ------------------------------
                                1999                   0                 119,457/20,289                     0/0
------------------------ ------------------- ----------------------- ------------------------- ------------------------------
    S. Herschkowitz             2001                   0                 144,836/30,000                   0/8,100
------------------------ ------------------- ----------------------- ------------------------- ------------------------------
       Chairman                 2000                   0                 112,616/32,220                     0/0
------------------------ ------------------- ----------------------- ------------------------- ------------------------------
                                1999                   0                  66,077/18,459                     0/0
-----------------------------------------------------------------------------------------------------------------------------

-------------------

(1) Calculated based on the fair market value of $1.12 per share at the close of trading on December 31, 2001 as reported by THE WALL STREET JOURNAL, minus the exercise price of the option.

DIRECTOR COMPENSATION

Directors who are employees of Delcath do not currently receive any compensation for serving on the board of directors. Non-employee directors receive $750 for each meeting of the board of directors attended in person or participated in telephonically. In addition, three former non-employee directors each received a one-time option grant in January 1999 of stock options to purchase 34,505 shares of Common Stock at a price of $4.93 per share, all of which have vested. Each one also received a separate one-time option grant in December 1999 of stock options to purchase 22,428 shares of Common Stock at a price of $2.90 per share, all of which have vested.

On November 12, 2001, Delcath's Compensation Committee granted stock options to a director of Delcath, at an exercise price equal to $ .60 per share, the fair market value at the close of trading on that date as reported by THE WALL STREET JOURNAL. On December 17, 2001, Delcath's Compensation Committee granted stock options to directors, at an exercise price of $ .85 per share, the fair market value at the close of trading on that date as reported by THE WALL STREET JOURNAL. The stock options granted to the directors are indicated below:

-------------------------------------------------------------------------------------------------
Name                             Incentive Stock Options          Non-Qualified Stock Options
---------------------------- --------------------------------- ----------------------------------
M. S. Koly                               100,000                               0
---------------------------- --------------------------------- ----------------------------------
Samuel Herschkowitz, M.D.                 30,000                               0
---------------------------- --------------------------------- ----------------------------------
Mark. Corigliano                            0                                30,000
---------------------------- --------------------------------- ----------------------------------
D. Isdaner                                  0                                30,000
---------------------------- --------------------------------- ----------------------------------
V. Nevins                                   0                                30,000
-------------------------------------------------------------------------------------------------

STOCK OPTION PLANS

On October 15, 1992, our board of directors and stockholders adopted our 1992 Incentive Stock Option Plan and our 1992 Non-Incentive Stock Option Plan. On June 15, 2000, the board of directors adopted our 2000 Stock Option Plan (the "2000 Plan"). On May 8, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2000 Plan and the 2001 Plan were each approved by the shareholders at the Annual Meeting of Shareholders held on June 12, 2001. On November 13, 2001, our board of directors authorized the amendment of the 2001 Plan to give the Stock Option and Compensation Committee discretion to issue stock options with net issuance provisions. We have reserved 236,359 shares of Common Stock for issuance upon exercise of options granted from time to time under the 1992 Incentive Stock Option Plan, 207,030 shares of Common Stock for issuance upon exercise of options granted from time to time under the 1992 Non-Incentive Stock Option Plan; 300,000 shares of Common Stock for issuance from time to time under the 2000 Plan, and 750,000 shares of Common Stock for issuance from time to time under the 2001 Plan. The stock option plans are intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of incentive and non-qualified options.

Under the 1992 Incentive Stock Option Plan we may grant incentive stock options only to employees. Under the 1992 Non-Incentive Stock option Plan, we may grant non-qualified options to our employees, officers, directors, consultants, agents and independent contractors. Under the 2000 and 2001 Plans, we may grant incentive options to employees, and non-incentive options to employees and non-employees including directors, consultants, agents and independent contractors. The stock option plans are administered by the Stock Option and Compensation Committee (the "Committee"), appointed by our Board of Directors.

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

As of December 31, 2001, we have granted incentive stock options to purchase 236,359 shares of Common Stock under our 1992 Incentive Stock Option Plan at a weighted average price of $4.02 and non-incentive stock options to purchase 205,305 shares of Common Stock under our 1992 Non-Incentive Stock Option Plan at a weighted average price of $4.26. All of these options were granted to employees and directors and terminate on the fifth anniversary of their vesting date. We will not grant any additional options under these plans. As of February 21, 2002, we have granted incentive stock options to purchase 150,600 shares of Common Stock under our 2000 Plan at a weighted average price of $2.96 and non-incentive stock options to purchase 133,420 shares, net of 84,000 expired shares, of

Common Stock under our 2000 Plan at a weighted average price of $1.65. As of February 21, 2002, we have granted incentive stock options to purchase 160,000 shares of Common Stock under our 2001 Plan at a weighted average price of $ .69. There have been no awards under our 2001 Plan of non-incentive stock options.

Each of our stock option plans includes a provision that an optionholder, upon exercise of an option, must execute a stockholder's agreement containing provisions to be determined by Delcath at the time of such exercise.

KEY EMPLOYEE AGREEMENTS

On October 30, 2001 the Company amended the Key Employee Agreements dated April 30, 1996, respectively, with M. S. Koly and Samuel Herschkowitz, M.D. Mr. Koly's amendment provides for a base salary of $225,000 per annum, and a lump-sum severance payment of one year's base salary upon notice of termination at any time without cause, and, in the event of termination without cause due to a change in control (as defined) a lump sum severance payment equal to the greater of two years' base salary or the base salary due for the remaining term of the Agreement. The term of the Agreement was extended until December 1, 2004. Dr. Herschkowitz's amendment provides for a base salary of $140,000 per annum

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock as of February 21, 2002, for (i) each stockholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock; (ii) each director; and
(iii) all directors and executive officers as a group. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

The address for each listed director and officer is c/o Delcath Systems, Inc., 1100 Summer Street, Stamford, Connecticut 06905.

                           DIRECTORS,                         SHARES             PERCENTAGE OF
                       EXECUTIVE OFFICERS                  BENEFICIALLY          COMMON SHARES
                      AND 5% STOCKHOLDERS:                     OWNED              OUTSTANDING
                      --------------------                     -----              -----------
    M. S. Koly (4)                                           1,673,497               40.4%
    Venkol Trust (5)                                         1,374,013               35.2%
    Samuel Herschkowitz, M.D. (6)                              343,472                8.5%
    Frank G. Mancuso, Jr. (7)                                  110,891                2.8%
    James V. Sorrentino, PhD (8)                                68,663                1.7%
    William I. Bergman (9)                                      63,833                1.6%
    Mark A. Corigliano (10)                                       -                     *
    Victor Nevins (11)                                            -                     *
    Daniel Isdaner (12)                                           -                     *
    Thomas S. Grogan (13)                                         -                     *
    All directors and executive officers as a group
    (nine persons) (14)                                      2,064,981               46.3%

----------------
*     Less than 1% of total voting securities

(1) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares owned, based on the information provided to use by the persons or entities named in the table.

(2) Shares of Common Stock subject to options exercisable within 60 days of December 31, 2001 are deemed outstanding for computing the percentage of the person or entity holding such securities.

(3) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities (Common Stock) at December 31, 2001 (3,903,816 common shares) plus, for each person or entity, any securities that person or entity has the right to acquire within 60 days pursuant to stock options or other rights.

(4) Mr. Koly is a director of Delcath. Includes 38,507 shares held by Mr. Koly, and 19,231 shares held by M. Ted Koly, Mr. Koly's minor son. The figure above also includes the vested portion (241,746 shares) of incentive/nonqualified stock options to purchase 114,350 shares of the Company's Common Stock under the Company's 1992 Incentive Stock Option Plan for a weighted average exercise price of $3.98 per share and 25,396 shares of Common Stock under the Company's 1992 Non-Incentive Stock Option Plan for an exercise price of $4.93 per share; and 102,000 shares of Common Stock under the Company's 2000 Stock Option Plan for $3.3125 per share. The figure also includes 1,374,013 shares held by Venkol Trust. The figure above does not include the unvested portion (100,000 shares) of an incentive stock option to purchase 100,000 shares of the Company's Common Stock under the Company's 2001 Stock Option Plan for an exercise price of $0.60 per share.

(5) Mr. Koly is the trustee of Venkol Trust and is deemed the beneficial owner of its shares.

(6) Dr. Herschkowitz is the Chairman of the Board of Directors of Delcath. The figure above includes 17,738 shares held by Dr. Herschkowitz; and an estimated 180,898 shares held by Venkol Trust, as to which Dr. Herschkowitz has a beneficial remainder interest. The Venkol Trust share amount is a maximum estimated distribution because the Venkol Trust has not determined the final distribution amounts. The figure also includes the vested portion (144,836 shares) of an incentive/non-qualified stock options to purchase 75,427 shares of the Company's Common Stock under the Company's 1992 Incentive Stock Option Plan for a weighted average exercise price of $4.05 per share, and 9,109 shares of Common Stock under the Company's 1992 Non-Incentive Stock Option Plan for $4.93 per share; and 60,300 shares of Common Stock under the Company's 2000 Stock Option Plan for an exercise price of $4.93 per share. The figure above does not include the unvested portion (30,000 shares) of an incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2001 Stock Option Plan for an exercise price of $ .85 per share.

(7) Mr. Mancuso's resigned as a director of the Company on October 1, 2001. The figure above includes an estimated 14,477 shares held by Venkol Trust, as to which Mr. Mancuso has a beneficial remainder interest. The Venkol Trust share amount is a maximum estimated distribution because the Venkol Trust has not determined the final distribution amounts. The figure above also includes 504 shares issuable upon the exercise of warrants at a price of $10.87 per share until April 30, 2002. Also includes the vested portion (56,932 shares) of a non-incentive stock option to purchase 56,932 shares of the Company's Common Stock under the Company's 1992 Non-Incentive Stock Option Plan for a weighted average exercise price of $4.13 per share. Also includes 281,424 shares issuable upon exercise of Warrants.

(8) Mr. Bergman resigned as director on September 21, 2001. Includes vested portion (56,932 shares) of a non- incentive stock option to purchase 56,932 shares of the Company's Common Stock under the Company's 1992 Non-Incentive Stock Option Plan for a weighted average exercise price of $4.13 per share.

(9) Mr. Sorrentino resigned as director on October 26, 2001. Includes vested portion (56,932 shares) of a non- incentive stock option to purchase 56,932 shares of the Company's Common Stock under the Company's 1992 Non-Incentive Stock Option Plan for a weighted average exercise price of $4.13 per share.

(10) Mr.Corigliano is a director of Delcath. Does not include a non-incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2000 Stock Option Plan for an exercise price of $.85 per share, none of which are vested.

(11) Mr. Isdaner is a director of Delcath. Does not include a non-incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2000 Stock Option Plan for an exercise price of $.85 per share, none of which are vested.

(12) Mr. Nevins is a director of Delcath. Does not include a non-incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2000 Stock Option Plan for an exercise price of $.85 per share, none of which are vested.

(13) Mr. Grogan is the Chief Financial Officer of Delcath. Does not include a non-incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2001 Stock Option Plan for an exercise price of $.85 per share, none of which are vested.

(14) The number of shares beneficially owned by all directors and executive officers as a group includes 1,406,773 shares of Common Stock issuable upon exercise of certain stock options granted to directors and executive officers pursuant to the Company's various Stock Option Plans.

RIGHTS AGREEMENT

On October 30, 2001, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company (the "Rights Agreement") in connection with the implementation of the Company's stockholder rights plan (the "Rights Plan"). A copy of the Rights Agreement is incorporated by reference herein as Exhibit 4.7. The purposes of the Rights Plan are to deter, and protect the Company's shareholders from, certain coercive and otherwise unfair takeover tactics and to enable the Board of Directors to represent effectively the interests of shareholders in the event of a takeover attempt. The Rights Plan does not deter negotiated mergers or business combinations that the Board of Directors determines to be in the best interests of the Company and its shareholders.

To implement the Rights Plan the Board of Directors declared a dividend of one Common Stock purchase right (a "Right") for each share of Common Stock of the Company, par value $0.01 per share (the "Common Stock") outstanding at the close of business on November 14, 2001 (the "Record Date") or issued by the Company on or after such date and prior to the earlier of the Distribution Date, the Redemption Date or the Final Expiration Date (as such terms are defined in the Rights Agreement). The dividend was issued on November 14, 2001 to stockholders of record on the Record Date. Each Right entitles the registered holder to purchase from the Company one share of Common Stock, at a price of $5.00 per share, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are set forth in the Rights Agreement.

RIGHTS ATTACHED TO COMMON STOCK INITIALLY

Common Stock certificates will evidence the Rights. A notation on the certificates will incorporate the Rights Plan and advise the certificate holder of the existence of the Rights. Until triggered, the Rights are transferred only with the Common Stock certificates. Common Stock certificates issued after November 14, 2001 will contain a legend referencing the existence of a stockholder rights plan. The surrender for transfer of outstanding Common Stock certificates will also constitute the transfer of the Rights associated with the Common Stock.

DISTRIBUTION OF RIGHTS

The Company will mail separate certificates evidencing the Rights to holders of record of the Common Stock on the Distribution Date. The Distribution Date will be the date the Rights separate from the Common Stock, and will be the earlier to occur of the following two events:

- the close of business on the first day of a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding Common Stock; or

- 10 business days following the commencement of, or announcement of an intention to make, a tender or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding Common Stock.

As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights. The Rights are not exercisable until the Distribution Date. The Rights will expire on October 30, 2011, unless earlier redeemed or extended by the Board.

RIGHT TO PURCHASE COMPANY STOCK

In the event a person becomes the owner of 15% or more of the outstanding shares of Common Stock and thus becomes an Acquiring Person (a "Flip-In Event"), the Rights not held by the Acquiring Person "flip-in" and, instead of continuing as rights to buy one share of Common Stock, become rights to buy from the Company shares of Common Stock having a value equal to two times the Purchase Price of the Right. In other words, a Rights holder (other than the Acquiring Person) may purchase Common Stock at a 50% discount.

In the event there is insufficient Common Stock to permit exercise in full of the Rights, the Company must issue cash, property or other securities of the Company with an aggregate value equal to twice the Purchase Price.

Upon the occurrence of any such Flip-In Event, any Rights owned by an Acquiring Person, its affiliates and associates and certain transferees thereof, shall become null and void.

RIGHT TO PURCHASE ACQUIRING PERSON STOCK

In the event that a person becomes an Acquiring Person, the Company is then merged, and the Common Stock is exchanged or converted in the merger, then each Right (other than those formerly held by the Acquiring Person, which became void) would "flip-over" and be exercisable for a number of shares of Common Stock of the acquiring company having a market value of two times the Purchase Price of the Right. In other words, a Rights holder may purchase the acquiring company's common stock at a 50% discount.

EXCHANGE OF RIGHTS FOR COMMON STOCK

After a Flip-In Event but before a "flip-over" event (as described above) occurs and before an Acquiring Person becomes the owner of 50% or more of the Common Stock, the Board may cause the Rights (either in whole or in part) to be exchanged for shares of Common Stock (or equivalent securities, of equal value) at a one-to-one exchange ratio or pursuant to an equivalent cashless exercise method. Rights held by the Acquiring Person, however, which became void upon the Flip-In Event, would not be entitled to participate in such exchange.

REDEMPTION

The Rights may be redeemed by the Board at a redemption price of $0.01 per Right at any time prior to the earlier of:

-  the time that a person or a group becomes an Acquiring Person, or

-  October 30, 2011, the expiration date of the Rights Agreement.

Immediately upon redemption and without further action and without any notice, the right to exercise the Rights will terminate and the only right of the holders will be to receive the redemption price.

EXPIRATION OF RIGHTS

The Rights will expire on October 30, 2011, unless the expiration date is extended by amendment or unless the Rights are earlier redeemed or exchanged by the Company as described above.

AMENDMENTS OR SUPPLEMENTS

For so long as the Rights are redeemable, the terms of the Rights may be amended or supplemented by the Board of Directors at any time and from time to time without the consent of the holders of the Rights. At any time when the Rights are not redeemable, the Board of Directors may amend or supplement the terms of the Rights, provided that such amendment does not adversely affect the interests of the holders of the Rights.

NO RIGHTS AS STOCKHOLDERS

Until a Right is exercised, the holder thereof will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

MISCELLANEOUS

In order to prevent dilution, the Purchase Price, the number of Common Stock or other securities or property purchasable upon exercise of each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in the Rights Agreement.

The Company is not required to issue fractions of Rights or to distribute Right Certificates which evidence fractional Rights (except as may be provided for in the Rights Agreement). In lieu of such fractional Rights, the Company will pay to the registered holders of the Right Certificates with regard to which such fractional Rights would otherwise be issuable, an amount of cash equal to the same fraction of the current market value of a whole Right.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All of our preferred stockholders converted their Preferred Stock into 833,873 shares of Common Stock. The preferred stockholders also accepted 690,910 shares of Common Stock as payment of $999,070 of accumulated dividends, and a cash dividend of $499,535 as payment of the balance of the accrued dividend. Venkol Trust held all 2,000,000 shares of our class A Preferred Stock and received 690,099 shares of Common Stock on conversion of those shares, 616,127 shares of Common Stock in partial payment of accumulated dividends and a cash dividend of $223,202 in payment of the balance of the accrued dividend. Frank Mancuso, Jr. and Venkol Trust owned 19,608 and 117,650 shares of our class B Preferred Stock and received 6,766 and 40,595 shares of Common Stock, upon conversion of those shares, 3,519 shares and 21,115 shares of Common Stock in payment of $26,008 and $156,048 of accumulated dividends and cash dividends of $13,004 and $78,024, as payment of the balance of the accrued dividends.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS

      Except where indicated, the following exhibits were previously filed in connection with the Company's Registration Statement on Form SB-2, Registration No. 333-39470 or subsequent periodic reports, and are incorporated by reference.

      Exhibit
      Number              Description
      ------              -----------

      1.1           Form of Underwriting Agreement
      3.1           Revised form of Amended and Restated Certificate of
                    Incorporation of the Registrant
      3.2           Revised form of By-Laws of the Registrant
      4.1           Specimen Stock Certificate
      4.2           Form of Underwriter's Warrant Agreement
      4.3           Warrant Agreement among Registrant, Underwriter and Transfer
                    Agent
      4.4           Specimen Redeemable Warrant
      4.5           Warrant Agreement between the Registrant and Euroland
                    Marketing Solutions, Ltd.
      4.6           Warrant No. W-2 to purchase up to 150,000 units granted to
                    Euroland Marketing Solutions, Ltd.
      4.7           Rights Agreement dated October 30, 2001
      5.1           Opinion of Morse, Zelnick, Rose & Lander, LLP
      10.1          1992 Incentive Stock Option Plan
      10.2          1992 Non-Incentive Stock Option Plan
      10.3          2000 Stock Option Plan
      10.4          Employment Agreement between the Registrant and M.S Koly, as amended
      10.5          Employment Agreement between the Registrant and Samuel
                    Herschkowitz, M.D., as amended
      10.6          Distributorship Agreement with Nissho Corporation
      10.7          Form of Lock-up Agreement
      10.8          Form of Promissory Note
      10.9          Consulting Services Agreement between the Registrant and
                    Euroland Marketing Solutions, Ltd.
      10.10         Amendment to Key Employee Agreement between the Registrant and M. S. Koly dated October 30, 2001
      10.11         Amendment to Key Employee Agreement between the Registrant and Samuel Herschkowitz, M.D. dated October 30, 2001
      10.12         2001 Stock Option Plan
      10.13(*)      Engagement Agreement between the Registrant and Redington
                    Inc. for the period from November 1, 2000-October 31, 2001
      24            Power of Attorney (included in signature page). (*)

(*) Filed herewith.

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter December 31, 2001.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          DELCATH SYSTEMS, Inc.
                                          Registrant

                                          /s/ M. S. Koly
                                          --------------------------------------
                                          M. S. Koly, President
                                          March 11, 2002


Each person whose signature appears below appoints M. S. Koly as his attorney-in-fact, with full power of substitution and resubstitution to sign any and all amendments to this report on Form 10-KSB of Delcath Systems, Inc. and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                     DATE
---------                               -----                                     ----
 /s/ M. S. Koly                         President, Chief Executive Officer,       March 11, 2002
------------------------------------    Treasurer and Director (Principal
M. S. Koly                              Executive Officer)


/s/ Thomas S. Grogan                    Chief Financial Officer                   March 11, 2002
------------------------------------    (Principal Financial Officer and
Thomas S. Grogan                        Principal Accounting Officer)


/s/ Samuel Herschkowitz, M.D.           Chairman of the Board                     March 11, 2002
------------------------------------
Samuel Herschkowitz, M.D.


/s/ Mark Corigliano                     Director                                  March 11, 2002
------------------------------------
Mark A. Corigliano


/s/ Daniel Isdaner                      Director                                  March 11, 2002
------------------------------------
Daniel Isdaner


/s/ Victor Nevins                       Director                                  March 11, 2002
------------------------------------
Victor Nevins

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)



                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE

Independent Auditors' Report                                               F-2

Balance Sheet as of December 31, 2001                                      F-3

Statements of Operations for the years ended December 31,
    2001 and 2000 (restated) and cumulative from incep-
    tion (August 5, 1988) to December 31, 2001                             F-4

Statements of Stockholders' Equity for the years ended
    December 31, 2001 and 2000 and cumulative from
    inception (August 5, 1988) to December 31, 2001                        F-5

Statements of Cash Flows for the years ended December 31,
    2001 and 2000 and cumulative from inception
    (August 5, 1988) to December 31, 2001                                  F-6

Notes to Financial Statements                                              F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Delcath Systems, Inc.:


We have audited the accompanying balance sheet of Delcath Systems, Inc. (a development stage enterprise) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001 and for the period from August 5, 1988 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delcath Systems, Inc. (a development stage enterprise) as of December 31, 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001 and for the period August 5, 1988 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 (g) to the financial statements, Delcath Systems, Inc. has restated the net loss attributable to common stockholders and the loss per share for the year ended December 31, 2000 to give effect to preferred stock dividends paid in common stock.


                                                           KPMG LLP

New York, NY
February 22, 2002

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                                  Balance Sheet



                                                                   December 31,
                                 Assets                                2001
                                                                   ------------
Current assets:
   Cash and cash equivalents                                       $  3,295,300
   Interest receivable                                                    1,056
   Prepaid insurance                                                     69,667
                                                                   ------------
                   Total current assets                               3,366,023

Furniture and fixtures, net                                              13,496
Due from affiliate                                                       24,000
                                                                   ------------

                   Total assets                                    $  3,403,519
                                                                   ============

              Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                           $    176,080
                                                                   ------------
                   Total current liabilities                            176,080
                                                                   ------------

Stockholders' equity (note 2):
   Preferred stock, $.01 par value: 10,000,000 shares
     authorized; no shares issued and outstanding                          -
   Common stock, $.01 par value; 15,000,000 shares authorized;
     3,903,816 shares issued and outstanding                             39,038
   Additional paid-in capital                                        18,835,160
   Deficit accumulated during development stage                     (15,646,759)
                                                                   ------------

                   Total stockholders' equity                         3,227,439
                                                                   ------------

                   Total liabilities and stockholders'
                       equity                                      $  3,403,519
                                                                   ============


See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Operations

                                                                                  Cumulative
                                                   Years ended December 31,     from inception
                                                ----------------------------   (August 5, 1988)
                                                   2000             2001              to
                                                 (Restated)                    December 31, 2001
                                                -----------      -----------      -----------
Costs and expenses:

     Legal, consulting and accounting fees      $   474,061        1,034,025        6,025,255
     Stock option compensation expense                 --               --          2,520,170
     Compensation and related expenses              259,446          557,087        3,304,703
     Other operating expenses                       298,204          477,544        2,967,024
                                                -----------      -----------      -----------

        Total costs and expenses                  1,031,711        2,068,656       14,817,152
                                                -----------      -----------      -----------

        Operating loss                           (1,031,711)      (2,068,656)     (14,817,152)

     Interest income                                 94,555          208,220          840,471

     Interest expense                               (23,029)         (15,571)        (171,473)
                                                -----------      -----------      -----------

        Net  loss                                  (960,185)      (1,876,007)     (14,148,154)
                                                                                  ===========

     Preferred stock dividends paid in
        common stock                               (999,070)            --

     Preferred stock dividends paid in cash        (499,535)            --
                                                -----------      -----------

     Net loss attributable to common
        stockholders                            $(2,458,790)     $(1,876,007)
                                                ===========      ===========


     Common share data:
          Basic and diluted loss per share      $     (1.52)     $     (0.48)
                                                ===========      ===========

        Weighted average number of basic
                and diluted common stock
                outstanding                       1,621,723        3,903,816
                                                ===========      ===========

See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       Statements of Stockholders' Equity

                   Years ended December 31, 2001 and 2000 and cumulative from inception (August 5, 1988) to December 31, 2001

                                                                       Common stock $.01 par value
                                       --------------------------------------------------------------------------------------------
                                                  Issued                        In treasury                     Outstanding
                                       ----------------------------    ----------------------------    ----------------------------
                                          No. of                          No. of                          No. of
                                          shares          Amount          shares          Amount          shares          Amount
                                       ------------    ------------    ------------    ------------    ------------    ------------
Shares issued in connection with the
     formation of the Company as of
     August 22, 1988                        621,089    $      6,211            --      $       --           621,089    $      6,211
Sale of preferred stock,
     August 22, 1988                           --              --              --              --              --              --
Shares returned as of March 9, 1990            --              --          (414,059)         (4,141)       (414,059)         (4,141)
Sale of stock, October 2, 1990                 --              --            17,252             173          17,252             173
Sale of stock, January 23, 1991                --              --            46,522             465          46,522             465
Sale of stock, August 30, 1991                 --              --             1,353              14           1,353              14
Sale of stock, December 31, 1992               --              --           103,515           1,035         103,515           1,035
Sale of stock, July 15, 1994                   --              --           103,239           1,032         103,239           1,032
Sale of stock, December 19, 1996               --              --            39,512             395          39,512             395
Shares issued in connection with
     conversion of short-term
     borrowings as of
     December 22, 1996                       58,491             585          98,388             984         156,879           1,569
Sale of stock, December 31, 1997             53,483             535            --              --            53,483             535
Exercise of stock options                    13,802             138           3,450              35          17,252             173
Shares issued as compensation                 2,345              23             828               8           3,173              31
Amortization of compensatory
     stock options granted                     --              --              --              --              --              --
Forfeiture of stock options                    --              --              --              --              --              --
Shares issued in connection with
     exercise of warrants                    21,568             216            --              --            21,568             216
Sale of stock,  January 16, 1998             34,505             345            --              --            34,505             345
Sale of stock, September 24, 1998             3,450              35            --              --             3,450              35
Shares returned, April 17, 1998              (3,450)            (35)           --              --            (3,450)            (35)
Amortization of compensatory
     stock options granted                     --              --              --              --              --              --
Forfeiture of stock options                    --              --              --              --              --              --
Exercise of stock options                     8,626              86            --              --             8,626              86
Sale of stock, June 30, 1999                 46,987             470            --              --            46,987             470
Amortization of compensatory
     stock options granted                     --              --              --              --              --              --
Forfeiture of stock options                    --              --              --              --              --              --
Shares issued in connection with
     exercise of warrants                     2,300              23            --              --             2,300              23
Deficit accumulated from inception
     to December 31, 1999                      --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999                863,196           8,632            --              --           863,196           8,632

Sale of stock, April 14, 2000               230,873           2,309            --              --           230,873           2,309
Dividends paid on preferred stock           690,910           6,909            --              --           690,910           6,909
Conversion of preferred stock               833,873           8,339            --              --           833,873           8,339
Sale of stock, October 19, 2000           1,200,000          12,000            --              --         1,200,000          12,000
Shares issued as compensation
     for stock sale                          85,000             850            --              --            85,000             850
Stock options issued as
     compensation                              --              --              --              --              --              --
Net loss for year ended
     December 31, 2000                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000              3,903,852          39,039            --              --         3,903,852          39,039

Sum of fractional common shares
     cancelled after year 2000
     stock splits                               (36)             (1)           --              --               (36)             (1)
Stock warrants issued as
     compensation                              --              --              --              --              --              --
Net loss for year ended
     December 31, 2001                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001              3,903,816    $     39,038            --      $       --         3,903,816    $     39,038
                                       ============    ============    ============    ============    ============    ============

                                                                                 Class A                        Class B
                                             Preferred Stock                preferred stock                 preferred stock
                                       ---------------------------   ----------------------------    ----------------------------
                                              $.01 par value                 $.01 par value                  $.01 par value
                                       ---------------------------   ----------------------------    ----------------------------
                                          No. of                        No. of                          No. of
                                          shares         Amount         shares          Amount          shares          Amount
                                       ------------   ------------   ------------    ------------    ------------    ------------
Shares issued in connection with the
     formation of the Company as of
     August 22, 1988                           --     $       --             --      $       --              --      $       --
Sale of preferred stock,
     August 22, 1988                           --             --        2,000,000          20,000            --              --
Shares returned as of March 9, 1990            --             --             --              --              --              --
Sale of stock, October 2, 1990                 --             --             --              --              --              --
Sale of stock, January 23, 1991                --             --             --              --           416,675           4,167
Sale of stock, August 30, 1991                 --             --             --              --              --              --
Sale of stock, December 31, 1992               --             --             --              --              --              --
Sale of stock, July 15, 1994                   --             --             --              --              --              --
Sale of stock, December 19, 1996               --             --             --              --              --              --
Shares issued in connection with
     conversion of short-term
     borrowings as of
     December 22, 1996                         --             --             --              --              --              --
Sale of stock, December 31, 1997               --             --             --              --              --              --
Exercise of stock options                      --             --             --              --              --              --
Shares issued as compensation                  --             --             --              --              --              --
Amortization of compensatory
     stock options granted                     --             --             --              --              --              --
Forfeiture of stock options                    --             --             --              --              --              --
Shares issued in connection with
     exercise of warrants                      --             --             --              --              --              --
Sale of stock,  January 16, 1998               --             --             --              --              --              --
Sale of stock, September 24, 1998              --             --             --              --              --              --
Shares returned, April 17, 1998                --             --             --              --              --              --
Amortization of compensatory
     stock options granted                     --             --             --              --              --              --
Forfeiture of stock options                    --             --             --              --              --              --
Exercise of stock options                      --             --             --              --              --              --
Sale of stock, June 30, 1999                   --             --             --              --              --              --
Amortization of compensatory
     stock options granted                     --             --             --              --              --              --
Forfeiture of stock options                    --             --             --              --              --              --
Shares issued in connection with
     exercise of warrants                      --             --             --              --              --              --
Deficit accumulated from inception
     to December 31, 1999                      --             --             --              --              --              --
                                       ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 1999                   --             --        2,000,000          20,000         416,675           4,167

Sale of stock, April 14, 2000                  --             --             --              --              --              --
Dividends paid on preferred stock              --             --             --              --              --              --
Conversion of preferred stock                  --             --       (2,000,000)        (20,000)       (416,675)         (4,167)
Sale of stock, October 19, 2000                --             --             --              --              --              --
Shares issued as compensation
     for stock sale                            --             --             --              --              --              --
Stock options issued as
     compensation                              --             --             --              --              --              --
Net loss for year ended
     December 31, 2000                         --             --             --              --              --              --
                                       ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2000                   --             --             --              --              --              --

Sum of fractional common shares
     cancelled after year 2000
     stock splits                              --             --             --              --              --              --
Stock warrants issued as
     compensation                              --             --             --              --              --              --
Net loss for year ended
     December 31, 2001                         --             --             --              --              --              --
                                       ------------   ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2001                   --     $       --             --      $       --              --      $       --
                                       ============   ============   ============    ============    ============    ============

                                                          Deficit
                                                        accumulated
                                        Additional        during
                                         paid-in        development
                                         capital           stage           Total
                                       ------------    ------------    ------------
Shares issued in connection with the
     formation of the Company as of
     August 22, 1988                   $     (5,211)   $       --      $      1,000
Sale of preferred stock,
     August 22, 1988                        480,000            --           500,000
Shares returned as of March 9, 1990           4,141            --              --
Sale of stock, October 2, 1990               24,827            --            25,000
Sale of stock, January 23, 1991           1,401,690            --         1,406,322
Sale of stock, August 30, 1991                9,987            --            10,001
Sale of stock, December 31, 1992          1,013,969            --         1,015,004
Sale of stock, July 15, 1994              1,120,968            --         1,122,000
Sale of stock, December 19, 1996            999,605            --         1,000,000
Shares issued in connection with
     conversion of short-term
     borrowings as of
     December 22, 1996                    1,703,395            --         1,704,964
Sale of stock, December 31, 1997            774,465            --           775,000
Exercise of stock options                    30,827            --            31,000
Shares issued as compensation                34,454            --            34,485
Amortization of compensatory
     stock options granted                2,496,347            --         2,496,347
Forfeiture of stock options                (279,220)           --          (279,220)
Shares issued in connection with
     exercise of warrants                   234,182            --           234,398
Sale of stock,  January 16, 1998            499,655            --           500,000
Sale of stock, September 24, 1998            56,965            --            57,000
Shares returned, April 17, 1998              (4,965)           --            (5,000)
Amortization of compensatory
     stock options granted                1,166,418            --         1,166,418
Forfeiture of stock options                (407,189)           --          (407,189)
Exercise of stock options                    67,414            --            67,500
Sale of stock, June 30, 1999                775,722            --           776,192
Amortization of compensatory
     stock options granted                   98,186            --            98,186
Forfeiture of stock options                (554,371)           --          (554,371)
Shares issued in connection with
     exercise of warrants                    24,975            --            24,998
Deficit accumulated from inception
     to December 31, 1999                      --       (11,311,962)    (11,311,962)
                                       ------------    ------------    ------------
Balance at December 31, 1999             11,767,236     (11,311,962)        488,073

Sale of stock, April 14, 2000               499,516            --           501,825
Dividends paid on preferred stock           992,161      (1,498,605)       (499,535)
Conversion of preferred stock                15,828            --              --
Sale of stock, October 19, 2000           5,359,468            --         5,371,468
Shares issued as compensation
     for stock sale                            (850)           --              --
Stock options issued as
     compensation                             3,800            --             3,800
Net loss for year ended
     December 31, 2000                         --          (960,185)       (960,185)
                                       ------------    ------------    ------------
Balance at December 31, 2000             18,637,159     (13,770,752)      4,905,446

Sum of fractional common shares
     cancelled after year 2000
     stock splits                                 1            --              --
Stock warrants issued as
     compensation                           198,000            --           198,000
Net loss for year ended
     December 31, 2001                         --        (1,876,007)     (1,876,007)
                                       ------------    ------------    ------------
Balance at December 31, 2001           $ 18,835,160    $(15,646,759)   $  3,227,439
                                       ============    ============    ============

See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                             Statement of Cash Flows

                                                                                                Cumulative
                                                                                              from inception
                                                                Years ended December 31,     (August 5, 1988)
                                                            ------------------------------          to
                                                                2000              2001       December 31, 2001
                                                            ------------      ------------      ------------
Cash flows from operating activities:
    Net loss                                                $   (960,185)     $ (1,876,007)     $(14,148,154
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Stock option compensation expense                          --                --           2,520,170
         Stock, option and warrant compensation expense
           issued for consulting services                          3,800           198,000           236,286
         Depreciation expense                                      3,000             5,014            14,764
         Amortization of organization costs                         --                --              42,165
         Increase decrease in prepaid expenses                   (64,999)             (501)          (69,667)
         (Increase) decrease in interest receivable              (29,042)           31,312            (1,056)
         Due from affiliate                                         --                --             (24,000)
         (Decrease) increase in accounts
           payable and accrued expenses                          686,167          (622,835)          176,080
                                                            ------------      ------------      ------------
             Net cash used in operating activities              (361,259)       (2,265,017)      (11,253,412)
                                                            ------------      ------------      ------------

Cash flows from investing activities:
    Purchase of furniture and fixtures                              --             (13,260)          (28,260)
    Purchase of short-term investments                              --                --          (1,030,000)
    Proceeds from maturities of short-term
      investments                                                   --                --           1,030,000
    Organization costs                                              --                --             (42,165)
                                                            ------------      ------------      ------------
             Net cash used in
                   investing activities                             --             (13,260)          (70,425)
                                                            ------------      ------------      ------------
Cash flows from financing activities:
    Net proceeds from sale of stock and exercise
      of stock options and warrants                            5,873,293              --          13,413,708
    Dividends paid                                              (499,535)             --            (499,535)
    Proceeds from (Repayments) short-term borrowings             230,000          (230,000)        1,704,964
                                                            ------------      ------------      ------------
             Net cash provided by financing activities         5,603,758          (230,000)       14,619,137
                                                            ------------      ------------      ------------

             Increase (decrease) in cash and cash              5,242,499        (2,508,277)        3,295,300
                  equivalents

Cash and cash equivalents at beginning of period                 561,078         5,803,577              --
                                                            ------------      ------------      ------------

Cash and cash equivalents at end of period                  $  5,803,577         3,295,300      $  3,295,300
                                                            ============      ============      ============

Cash paid for interest                                      $     23,029            36,141      $    171,473
                                                            ============      ============      ============
Supplemental non-cash activities:
    Conversion of debt to common stock                      $       --                --        $  1,704,964
                                                            ============      ============      ============
    Common stock issued for preferred stock dividends       $    999,070              --        $    999,070
                                                            ============      ============      ============
    Conversion of preferred stock to common stock           $     24,167      $       --        $     24,167
                                                            ============      ============      ============
    Common stock issued as compensation
      for stock sale                                        $    510,000      $       --        $    510,000
                                                            ============      ============      ============
    Stock, options and warrants issued as compensation
      for consulting services                               $      3,800      $    198,000      $    236,286
                                                            ============      ============      ============

See accompanying notes to financial statements.

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   DESCRIPTION OF BUSINESS

            Delcath Systems, Inc. (the "Company") is a development stage company which was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing, and removing, high dose chemotherapy agents to a diseased organ system while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an IDE (Investigational Device Exemption) and an IND status (Investigational New Drug) for its product by the FDA (Food and Drug Administration). The Company is seeking to complete clinical trials in order to obtain FDA pre-marketing approval for the use of its delivery system using doxorubicin, a chemotherapeutic agent, to treat malignant melanoma that has spread to the liver.

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

      (c)   FURNITURE AND FIXTURES

            Furniture and fixtures are recorded at cost and are being depreciated over the estimated useful lives of the assets of five years. Accumulated depreciation amounted to $14,764 at December 31, 2001.

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

      (e)   STOCK OPTION PLAN

            The Company has historically accounted for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current fair market value of the underlying stock exceeds the exercise price. Fair market values of the Company's Common Stock at the dates options were granted, prior to the Company's stock becoming publicly traded, were based on third party sales of stock at or around the dates options were granted, or in the absence of such transactions, based on a determination by the board of directors based on current available information. In 1996, the

            Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 2(b)).

      (f)   LOSS PER SHARE

            The Company follows the provisions of SFAS 128, "Earnings Per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statements of Operations. Basic EPS excludes dilution, and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes all dilutive stock options or contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period. We have excluded certain Common Stock equivalents from our diluted EPS calculation for all years presented as their effect would have reduced our net loss per share.

      (g) RESTATEMENT OF NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND LOSS PER SHARE FOR 2000

            Loss per share for the year ended December 31, 2000 has been restated from $ ( .90) per share as previously reported to $(1.52) per share and net loss attributable to common stockholders for the year ended December 31, 2000 has been restated from $ (1,459,720) as previously reported to $(2,458,790) to give effect to $999,070 of preferred stock dividends that were paid in Common Stock in 2000. The effect of such dividends paid in Common Stock on the loss attributable to common stockholders was not included in the computation underlying the previously reported amount for 2000.

      (h)   STATEMENTS OF CASH FLOWS

            For purposes of the statements of cash flows, the Company considers highly liquid debt instruments with original maturities of three months or less to be cash equivalents. At December 31, 2001 cash equivalents included commercial paper of $1,741,571.

(2)   STOCKHOLDERS' EQUITY

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

            On December 19, 1996, the Company sold through a private transaction 39,512 shares of Common Stock for total proceeds of $1,000,000. In connection with the offering, the purchaser obtained sole distribution rights for the Company's products in Japan, Korea, China, Taiwan, and Hong Kong through December 31, 2004. No value was attributed to the distribution rights. In addition, under certain conditions, the purchaser will be required to buy certain products from the Company.

            On April 26, 1996, the Company entered into short-term borrowing agreements with 26 investors under which it borrowed $1,704,964 bearing interest at 10.25% per annum. Under the terms of the agreements, on December 22, 1996, the short-term borrowings were converted into 156,879 shares of Common Stock, based on a conversion price of $10.87 per share, and 78,438 Warrants, expiring April 25, 1999, entitling the holders to purchase 78,438 additional shares of Common Stock at $10.87 per share. The two affiliated venture capital funds discussed above provided $250,000 of the short-term loan, converting that debt into approximately 23,003 shares of Common Stock and 11,502 Warrants. From April 26, 1996 through December 22, 1996, interest of $114,948 accrued on the borrowings. Such interest was paid in January 1997. During September 1997, the holders of Warrants exercised 1,150 Warrants to purchase 1,150 Common Shares at $10.87 each for total proceeds of $12,499. During December 1997, the two affiliated venture capital funds exercised their 11,502 Warrants to purchase 11,502 Common Shares at $10.87 each for total proceeds of $124,999. During April 1999, the holders of Warrants exercised 2,300 Warrants to purchase 2,300 Common Shares at $10.87 each for total proceeds of $24,998. The remaining Warrants expired unexercised.

            In 1997, the Company issued 2,345 shares of Common Stock, valued at $10.87 per share based on a 1996 agreement, for a total cost of $25,485, as compensation for consulting services.

            From September 1997 through December 31, 1997, the Company received $775,000 and issued 53,483 Common Stock. During January 1998, the Company received an additional $500,000 and issued another 34,505 shares of Common Stock. In April 1998, under the terms of restricted stock sale agreements, the Company issued to the purchasers of the 87,988 shares of Common Stock 11,732 three-year Warrants entitling the holders to purchase 11,732 Common Shares at $10.87 per share. These Warrants expired unexercised in April 2001.

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

            In April 2000, the Company sold 230,873 Common Shares at $2.17 per share to existing stockholders in a rights offering yielding proceeds to the Company of $501,825.

            The Company completed an initial public offering ("IPO") underwritten by Whale Securities Co., L. P. on October 19, 2000 of 1,200,000 units for $6.00 per unit, each unit consisting of one share of Common Stock and one redeemable Warrant to purchase one share of Common Stock at a price of $6.60 until October 18, 2005. In connection with the initial public offering, the Company received $7,200,000 before offering costs ($5,371,468 after expenses). The Company also issued to Whale Securities Co., L. P. Warrants to purchase 120,000 units for $6.60 per unit, each unit consisting of one Common Share and one redeemable Warrant to purchase one share of Common Stock at a price of $10.50 until October 18, 2005. The Company also issued 85,000 shares of Common Stock valued at $510,000 for legal services provided in connection with the offering.

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

            The Company issued the following common stock warrants in 2001 for consulting services: (1) 150,000 warrants to purchase 150,000 units at $7.00 per unit, through January 4, 2005, each unit consisting of one fully-paid and non-assessable share of common stock, and one Common Stock Purchase Warrant entitling the holder to purchase one share of Delcath Common Stock for $6.60 per share. None of these warrants have been exercised as of December 31, 2001. Such warrants, valued at $175,000, were recognized as an expense in the first quarter of 2001; and (2) 150,000 warrants to purchase up to 150,000 shares of Delcath Common Stock, through April 30, 2005, for $6.60 per share. None of these warrants have been exercised as of December 31, 2001. 25,000 of such warrants vested in 2001 and the remaining 125,000 warrants vest if the share price of the Company's Common Stock exceeds certain share price levels above the IPO price. As of December 31, 2001, none of the thresholds have been met. Such remaining warrants will not vest if the conditions are not met by May 2002. The 25,000 vested, non-contingent warrants have been valued at $23,000, and were recognized as an expense in the first quarter of 2001. The expenses, as noted above, recognized with these two warrant issues are non-cash expenses.

            The value of the above warrants were $1.17 per warrant for warrants described in (1) above, and $ .90 per warrant for the 25,000 warrants that vested immediately described in (2) above, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively: risk free interest rates of 4.95% and 5.9%, volatility of 26.7% and 22.9%, expected lives of four years and four and one half years, with no dividend yield for either issue.

            In 2001, the Company cancelled a total of 36 shares which represented the total of fractional shares resulting from year 2000 stock splits.

            On October 30, 2001, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company (the "Rights Agreement") in connection with the implementation of the Company's stockholder rights plan (the "Rights Plan"). The purposes of the Rights Plan are to deter, and protect the Company's shareholders from, certain coercive and otherwise unfair takeover tactics and to enable the Board of Directors to represent effectively the interests of shareholders in the event of a takeover attempt. The Rights Plan does not deter negotiated mergers or business combinations that the Board of Directors determines to be in the best interests of the Company and its shareholders.

            To implement the Rights Plan, the Board of Directors declared a dividend of one Common Stock purchase right (a "Right") for each share of Common Stock of the Company, par value $0.01 per share (the "Common Stock") outstanding at the close of business on November 14, 2001 (the "Record Date") or issued by the Company on or after such date and prior to the earlier of the Distribution Date, the Redemption Date or the Final Expiration Date (as such terms are defined in the Rights Agreement). The rights expire October 30, 2011. Each Right entitles the registered holder to purchase from the Company one share of Common Stock, at a price of $5.00 per share, subject to adjustment (the "Purchase Price"), in the event that a person, or group announces that it has acquired, or intends to acquire, 15% or more of the Company's outstanding Common Stock.

            The two affiliated venture capital funds discussed above were liquidated in 1998 and the shares of the Company then owned by the funds were distributed to the individual investors of the funds, or their nominee, if so directed.

      (b)   STOCK OPTION PLANS

            The Company established an Incentive Stock Option Plan and a Non-Incentive Stock Option Plan under which stock options may be granted. Additionally, the Company has entered into separate contracts apart from the Incentive Stock Option Plan and the Non-Incentive Stock Option Plan under which options to purchase Common Stock have been granted. A stock option grant allows the holder of the option to purchase a share of the Company's Common Stock in the future at a stated price. The Plans are administered by the Board of Directors which determines the individuals to whom the options shall be granted as well as the terms and conditions of each option grant, the option price and the duration of each option.

            The Company's Incentive and Non-Incentive Stock Plans were approved and became effective on November 1, 1992. During 2000 and 2001, respectively, the 2000 and 2001 Stock Option Plans became effective. The Incentive Stock Options vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. Stock option activity for the period January 1, 2000 through December 31, 2001 is as follows:

                                      NON-INCENTIVE AND
                                   INCENTIVE OPTION PLANS            OTHER OPTION GRANTS
                                   ----------------------            -------------------
                                                   WEIGHTED                          WEIGHTED
                                                    AVERAGE                           AVERAGE
                                                   EXERCISE                          EXERCISE
                                  SHARES             PRICE         SHARES              PRICE
                                  ------             -----         ------              -----
Outstanding at
    December 31, 1999              441,664          $  4.13            17,252       $    2.90

Granted during 2000                248,020             3.31                --              --
                                 ---------                           --------

Outstanding at
    December 31, 2000              689,684             3.82            17,252            2.90
                                 ---------                           --------

Granted during 2001                280,000             .83                 --             --

Expired during 2001                (84,000)           3.31                 --             --
                                 ---------                           --------

Outstanding at
    December 31, 2001              885,684         $  2.94             17,252          $ 2.90
                                 =========                           ========

The following summarizes information about shares subject to option at December 31, 2001:

                               OPTIONS OUTSTANDING                                                 OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------   -----------------------------------------
                                                                         WEIGHTED
                                                   WEIGHTED               AVERAGE                                   WEIGHTED
     NUMBER                RANGE OF                 AVERAGE              REMAINING             NUMBER                AVERAGE
   OUTSTANDING          EXERCISE PRICES         EXERCISE PRICE         LIFE IN YEARS         EXERCISABLE         EXERCISE PRICE
------------------ ------------------------  ---------------------  ------------------   ------------------  ---------------------
     100,000             $    .60                $       .60               4.92                     -                 -
     150,000                  .85                        .85               5.00                     -                 -
      30,000                 1.53                       1.53               4.67                     -                 -
     189,777                 2.90                       2.90               3.00                  189,777           $ 2.90
     164,020                 3.31                       3.31               3.95                  164,020             3.31
     269,139                 4.93                       4.93               2.00                  269,139             4.93
     -------                                                                                     -------
     902,936             $ .60 - $4.93                 $2.94               3.47                  622,936            $3.89
     =======             =============                 =====               ====                  =======            =====

            The Company applies APB 25 and related interpretations in accounting for its plans. As such, compensation cost is measured at the date of grant as the excess, if any, of the fair market value of the underlying stock over the exercise price. Such cost is then recognized over the period the recipient is required to perform services to earn such compensation. If a stock option is not exercised because an employee fails to fulfill an obligation, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture. Stock option compensation expense associated with the Incentive and Non-Incentive Stock Plans for the years ended December 31, 2000 and 2001 was $3,800 and $ -, respectively. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS 123, the Company's net loss and net loss per share for the years ended December 31, 2000 and 2001 would have been increased to the pro forma amounts indicated as follows:


                                                       2000             2001
                                                    -----------    -----------
                Net loss:
                 As reported                        $  (960,185)   $(1,876,007)
                 Pro forma                           (1,431,352)    (2,186,270)

                Basic and diluted loss per share
                 As reported (Restated for 2000)    $    (1.52)    $    (0.48)
                 Pro forma (Restated for 2000)           (1.75)         (0.56)

            The per share weighted average fair value of stock options granted during 2000 and 2001 were $2.21 and $.30, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants for 2000 and 2001 , respectively: risk free interest rates of 6.5% and 3.6% - 4.95%, respectively, and volatility of 76.7% and 26.7% - 36.3%, respectively, while no dividend yield and expected lives of five years were assumed for both years.

(3)   INCOME TAXES

            As of December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,109,000 which are available to offset future federal taxable income, if any, through 2021. The net operating loss carryforwards resulted in a deferred tax asset of approximately $3,777,000 at December 31, 2001 ($3,209,000 at December 31, 2000). Management does not expect the Company to be taxable in the near future and established a 100% valuation allowance against the deferred tax asset created by the net operating loss carryforwards at December 31, 2001 and 2000.

(4)   DUE FROM AFFILIATE

            The Company sublets office space from an affiliate pursuant to an informal arrangement. In addition, the Company paid the affiliate $24,000, which the affiliate then paid to the landlord as a deposit on the lease.