Form 10KSB/A
period 2001-12-31
DELCATH SYSTEMS INC
filed 2002-04-05
CIK 872912

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                  FORM 10-KSB/A

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
Title of Each Class                              On Which Registered
--------------------------------------           -----------------------------
Common Stock, par value $.01 per share           Boston Stock Exchange
Redeemable Warrants                              Boston Stock Exchange

      Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
Redeemable Warrants

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this form. [_]

The issuer's revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $1.39 per share, was $ 3,331,435 as of February 21, 2002.

At February 21, 2002, the registrant had outstanding 3,903,816 shares of par value $0.01 Common Stock.
================================================================================

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Delcath Systems, Inc. (the "Company") for the year ended December 31, 2001 (the "Annual Report") is being filed:

1. To revise the information contained in Item 6 of the Annual Report to revise the Company's Plan of Operation to provide additional information pursuant to Item 303(a) of Regulation S-B.

2. To revise information contained in Item 11 of the Annual Report to include beneficial shareholdings reported in Forms 3/A for Messrs. Corigliano, Isdaner and Nevins.

3. To revise information contained in Item 13 (a) of the Annual Report to indicate that Exhibit 10.12, 2001 Stock Option Plan has been filed herewith.

ITEM 6.  PLAN OF OPERATION.

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device and the clinical trials of our product, and the vigorous pursuit of patents worldwide, which now total ten. We expect to continue to incur significant losses from costs for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities over at least the next three years. While the amount of future net losses and time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapeutic agent, melphalan. The Phase I trial at the National Cancer Institute marks an expansion in the potential labeled usage beyond doxorubicin, the chemotherapeutic agent used in our initial clinical trials. The patent protection for the Delcath technology was also expanded in 2001, with the issuance of a U. S. patent for the system for isolated kidney perfusion. Similar applications are pending in several foreign countries.

Our management continued to speak to potential investors and investment analysts at a series of meetings in several major U. S. cities. In particular we were invited to make a presentation at the New York Society of Security Analysts' annual Health Care Conference in March 2001. This meeting led to further discussions with several investment professionals and an article in the Gray Sheet, a medical publication focused on healthcare and FDA issues.

The contracted manufacture and assembly of the commercial grade Delcath system kit was completed in 2001, with the first human use kits shipped to NCI for use in the clinical trials. We continue efforts to qualify additional sources of the key components of our device, in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using doxorubicin with the Delcath system and Phase I clinical trials using melphalan with the Delcath system. Additional funds, when available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer, and the development of additional products and components.

In January 2002, we announced that the New York University School of Medicine plans to proceed with the FDA approved Phase III study using the Delcath system. This trial is pending budget approval by NYU and approval by NYU's Institutional Review Board. If this trial receives the required approvals and proceeds to accrue patients, this study will involve a portion of the total of the 122 patients that are required by the FDA to participate in the Phase III trials at several institutions. We cannot estimate the starting date or duration of the trial.

LIQUIDITY AND CAPITAL RESOURCES

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity or the hiring of additional employees during the next 12 months.

Our future liquidity and capital requirements will depend on numerous factors, including the progress of our research and product development programs, including clinical studies; the timing and costs of making various United States and foreign regulatory filings, obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements overseas; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

The Company's future results are subject to substantial risks and uncertainties. The Company expects to require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all.

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

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-KSB/A, including statements of our and management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation", are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed in Item 1 above under "Description of Business" and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our Form 10-QSB, Form 8-K and Form 10-KSB reports filed with the Commission.

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

The address for each listed director and officer is c/o Delcath Systems, Inc., 1100 Summer Street, Stamford, Connecticut 06905.


          DIRECTORS,                               SHARES         PERCENTAGE OF
      EXECUTIVE OFFICERS                        BENEFICIALLY      COMMON SHARES
     AND 5% STOCKHOLDERS:                          OWNED           OUTSTANDING
     --------------------                          -----           -----------

     M. S. Koly (4)                              1,673,497            40.4%

     Venkol Trust (5)                            1,374,013            35.2%

     Samuel Herschkowitz, M.D. (6)                 343,472             8.5%

     Frank G. Mancuso, Jr. (7)                     110,891             2.8%

     James V. Sorrentino, PhD (8)                   68,663             1.7%

     William I. Bergman (9)                         63,833             1.6%

     Mark A. Corigliano (10)                         3,000                *

     Daniel Isdaner (11)                            15,000                *

     Victor Nevins (12)                             10,000                *

     Thomas S. Grogan (13)                               -                *

     All directors and executive
     officers as a group (nine persons) (14)     2,092,981            46.9%

------------------------
*     Less than 1% of total voting securities

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

(10) Mr.Corigliano is a director of Delcath. The figure above represents 1,500 shares owned directly by him, and 1,500 shares issuable upon the exercise of Warrants at a price of $6.60 per share until October 18, 2005. Does not include a non-incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2000 Stock Option Plan for an exercise price of $.85 per share, none of which are vested.

(11) Mr. Isdaner is a director of Delcath. The figure above represents 7,500 shares directly owned by him or jointly with his wife, and 7,500 shares issuable upon the exercise of Warrants at a price of $6.60 per share until October 18, 2005. Does not include a non-incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2000 Stock Option Plan for an exercise price of $.85 per share, none of which are vested.

(12) Mr. Nevins is a director of Delcath. The figure above represents 4,000 shares owned directly by him, and 4,000 shares issuable upon the exercise of Warrants at a price of $6.60 per share until October 18, 2005. The above figure also represents 1,000 shares owned directly by his wife, and 1,000 shares issuable upon the exercise of Warrants at a price of $6.60 per share until October 18, 2005. Does not include a non-incentive stock option to purchase 30,000 shares of the Company's Common Stock under the Company's 2000 Stock Option Plan for an exercise price of $.85 per share, none of which are vested.

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

      Exhibit Number                       Description
      --------------                       -----------

          1.1                Form of Underwriting Agreement
          3.1                Revised form of Amended and Restated Certificate of
                             Incorporation of the Registrant
          3.2                Revised form of By-Laws of the Registrant
          4.1                Specimen Stock Certificate
          4.2                Form of Underwriter's Warrant Agreement
          4.3                Warrant Agreement among Registrant, Underwriter and
                             Transfer Agent
          4.4                Specimen Redeemable Warrant
          4.5                Warrant Agreement between the Registrant and
                             Euroland Marketing Solutions, Ltd.
          4.6                Warrant No. W-2 to purchase up to 150,000 units
                             granted to Euroland Marketing Solutions, Ltd.
          4.7                Rights Agreement dated October 30, 2001
          5.1                Opinion of Morse, Zelnick, Rose & Lander, LLP
          10.1               1992 Incentive Stock Option Plan
          10.2               1992 Non-Incentive Stock Option Plan
          10.3               2000 Stock Option Plan
          10.4               Employment Agreement between the Registrant and M.S
                             Koly, as amended
          10.5               Employment Agreement between the Registrant and
                             Samuel Herschkowitz, M.D., as amended
          10.6               Distributorship Agreement with Nissho Corporation
          10.7               Form of Lock-up Agreement
          10.8               Form of Promissory Note
          10.9               Consulting Services Agreement between the
                             Registrant and Euroland Marketing Solutions, Ltd.
          10.10              Amendment to Key Employee Agreement between the
                             Registrant and M. S. Koly dated October 30, 2001
                             (incorporated by reference to Exhibit 10.10 to the
                             Company's Quarterly Report on Form 10-QSB for the
                             quarter ended September 30, 2001 (Commission File
                             No. 001-16133))
          10.11              Amendment to Key Employee Agreement between the
                             Registrant and Samuel Herschkowitz, M.D. dated
                             October 30, 2001 (incorporated by reference to
                             Exhibit 10.11 to the Company's Quarterly Report on
                             Form 10-QSB for the quarter ended September 30,
                             2001 (Commission File No. 001-16133))
          10.12(*)           2001 Stock Option Plan
          10.13              Engagement Agreement between the Registrant and
                             Redington Inc. for the period from November 1, 2000-October 31, 2001
          24                 Power of Attorney (incorporated by reference to
                             Exhibit 24 to the Company's Annual Report on Form
                             10-KSB for the year ended December 31, 2001
                             (Commission File No. 001-16133))

(*) Filed herewith.

(b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the Company's fiscal quarter ended December 31, 2001.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to its report to be signed on its behalf by the undersigned, thereunto duly authorized. DELCATH SYSTEMS, Inc. Registrant

                                                      /s/ M. S. Koly
                                                      --------------------------
                                                      M. S. Koly, President
                                                      April 5, 2002


This amendment has been executed in the same manner as a Form 8 would have been executed prior to the rescission of Form 8. SEE, Part V.F.2 of Release 34-31905 (February 23, 1993).