Form 10QSB
period 2002-03-31
DELCATH SYSTEMS INC
filed 2002-05-15
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
                                    ------------    ------------

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
       -----------------------------------------------------------------
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

                                      N/A
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                   No
    ------                    ------

As of May 9, 2002, there were 4,146,997 shares of the Issuer's Common Stock, $.01 par value, issued and outstanding, and 1,200,000 warrants expiring October 18, 2005 each with a right entitling the holder to purchase one share of the Issuer's Common Stock for $6.60. Transitional Small Business Disclosure Format
(check one): Yes       No   X
                 -----    -----

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                       Page No.
                                                                       --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheet - March 31, 2002                                             3

Statements of Operations for the Three Months Ended
     March 31, 2002 and 2001 and Cumulative from Inception
     (August 5, 1988) to March 31, 2002                                    4

Statements of Cash Flows for the Three Months Ended
     March 31, 2002 and 2001 and Cumulative from Inception
     (August 5, 1988) to March 31, 2002                                    5

Notes to Financial Statements                                              6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                 7

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  9

         Signatures                                                       10

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                                  Balance Sheet

                                   (Unaudited)


                                                                      March 31,
                                    Assets                              2002
                                                                   -------------
Current assets:
     Cash and cash equivalents .................................   $  1,224,921
     Certificate of deposit ....................................      1,552,232
     Interest receivable .......................................         18,326
     Prepaid insurance .........................................         47,667
                                                                   -------------
                        Total current assets ...................      2,843,146

Furniture and fixtures, net ....................................         18,162
Due from affiliate .............................................         24,000
                                                                   -------------

                        Total assets ...........................   $  2,885,308
                                                                   =============

                    Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses .....................   $    232,808
                                                                   -------------
                        Total current liabilities ..............        232,808
                                                                   -------------

Stockholders' equity (note 2):
     Preferred stock, $.01 par value: 10,000,000 shares
        authorized; no shares issued and outstanding ...........           --
     Common stock, $.01 par value; 15,000,000 shares authorized;
        3,903,816 shares issued and outstanding ................         39,038
     Additional paid-in capital ................................     18,835,160
     Deficit accumulated during development stage ..............    (16,221,698)
                                                                   -------------

                     Total stockholders' equity ................      2,652,500
                                                                   -------------

                     Total liabilities and stockholders' equity    $  2,885,308
                                                                   =============

See accompanying notes to financial statements.


                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Operations
                                   (Unaudited)
                                                                          Cumulative
                                                                        from inception
                                                                       (August 5, 1988)
                                              Three months ended              to
                                           3/31/2002      3/31/2001     March 31, 2002
                                           ---------      ---------     --------------
Costs and expenses:

  Legal, consulting and accounting fees   $   322,016    $   422,294    $  6,347,271
  Compensation and related expenses ...       165,174        122,978       5,990,047
  Other operating expenses ............       111,607        123,076       3,078,631
                                          -----------    -----------    ---------------

    Total costs and expenses ..........       598,797        668,348      15,415,949
                                          -----------    -----------    ---------------

    Operating loss ....................      (598,797)      (668,348)    (15,415,949)

  Interest income .....................        23,858         76,771         864,329

  Interest expense ....................          --          (12,632)       (171,473)
                                          -----------    -----------    ---------------

    Net  loss ........................    $  (574,939)   $  (604,209)   $(14,723,093)
                                          ===========    ===========    ===============

  Common share data:
    Basic and diluted loss per share      $     (0.15)   $     (0.15)
                                          ===========    ===========

    Weighted average number of basic
       and diluted common shares
       outstanding ..............           3,903,816      3,903,852
                                          ===========    ===========

See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                  (Unaudited)

                                                                                          Cumulative
                                                                                        from inception
                                                                                       (August 5, 1988)
                                                               Three months ended             to
                                                            3/31/2002       3/31/2001   March 31, 2002
                                                            ---------       ---------   --------------

Cash flows from operating activities:
    Net loss.........................................   $   (574,939) $     (604,209)    (14,723,093)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Stock option compensation expense ...........           --              --         2,520,170
        Stock and warrant compensation expense ......           --           198,000         236,286
        Depreciation expense ........................          1,734           1,140          16,498
        Amortization of organization costs ..........           --              --            42,165
        Decrease (increase) in prepaid expenses .....         22,000          25,835         (47,667)
        (Increase) decrease in interest receivable ..        (17,270)         23,802         (18,326)
        Due from affiliate ..........................           --              --           (24,000)
        Increase (decrease) in accounts
          payable and accrued expenses ..............         56,728        (574,921)        232,808
                                                          ------------    ------------    -----------
            Net cash used in operating activities ...       (511,747)       (930,353)    (11,765,159)
                                                          ------------    ------------    -----------

Cash flows from investing activities:
    Purchase of furniture and fixtures ..............         (6,400)         (7,792)        (34,660)
    Purchase of short-term investments ..............     (1,552,232)           --        (2,582,232)
    Proceeds from maturities of short-term
      investments ...................................           --              --         1,030,000
    Organization costs ..............................           --              --           (42,165)
                                                          ------------    ------------    -----------

            Net cash used in investing activities ...     (1,558,632)         (7,792)     (1,629,057)
                                                          ------------    ------------    -----------

Cash flows from financing activities:
    Net proceeds from sale of stock and exercise
      of stock options and warrants .................           --              --        13,413,708
    Dividends paid ..................................           --              --          (499,535)
    Proceeds from short-term borrowings .............           --              --         1,704,964
                                                          ------------    ------------    -----------

           Net cash provided by financing activities            --              --        14,619,137
                                                          ------------    ------------    -----------

            (Decrease) increase in cash and cash
                 equivalents ........................     (2,070,379)       (938,145)      1,224,921

Cash and cash equivalents at beginning of period ....      3,295,300       5,803,577            --
                                                          ------------    ------------    -----------

Cash and cash equivalents at end of period ..........   $  1,224,921    $  4,865,432    $  1,224,921
                                                          ============    ============    ===========

Cash paid for interest ..............................   $       --      $      1,294    $    171,473
                                                          ============    ============    ===========

Supplemental non-cash activities:
    Conversion of debt to common stock ..............   $       --      $       --      $  1,704,964
                                                          ============    ============    ===========

    Common stock issued for preferred stock dividends   $       --      $       --      $    999,070
                                                          ============    ============    ===========

    Conversion of preferred stock to common stock ...   $       --      $       --      $     24,167
                                                          ============    ============    ===========

    Common stock issued as compensation
      for stock sale ................................   $       --      $       --      $    510,000
                                                          ============    ============    ===========

    Common stock, options and warrants issued as
      compensation for consulting services ..........   $       --      $    198,000    $    236,286
                                                          ============    ============    ===========


See accompanying notes to financial statements.

                              Delcath Systems Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1:  Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company that was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing and removing high dose chemotherapy agents to a diseased organ while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an Investigational Device Exemption ("IDE") and an Investigational New Drug ("IND") status for its product by the Food and Drug Administration ("FDA"). The Company is seeking to complete clinical trials in order to obtain FDA pre-marketing
approval   for  the  use  of  its   delivery   system   using   doxorubicin,   a
chemotherapeutic agent, to treat malignant melanoma that has spread to the liver.

Note 2:  Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2002 and 2001 and cumulative from inception (August 5, 1988) to March 31, 2002.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, which are contained in the Company's Form 10-KSB and Form 10-KSB/A as filed with the Securities and Exchange Commission on March 12, 2002 and April 5, 2002, respectively.

Note 3:  Development Expenses

The Company considers that substantially all of its efforts are directed toward development of its propriety drug delivery system, and to activities in support of such development. Such development expenses for the three months ended March 31, 2002 amounted to $444,967.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (a)   Plan of Operation

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

                                    OVERVIEW

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device and the clinical trials of our product, and the vigorous pursuit of patents worldwide, which now total ten. We expect to continue to incur significant losses from costs for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities over at least the next three years. While the amount of future net losses and the time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapeutic agent, melphalan. The Phase I trial at the National Cancer Institute ("NCI") marks an expansion in the potential labeled usage beyond doxorubicin, the chemotherapeutic agent used in our initial clinical trials. The patent protection for the Delcath technology was also expanded in 2001, with the issuance of a U. S. patent for the system for isolated kidney perfusion. Similar applications are pending in several foreign countries.

In efforts to find additional potential investors and raise the profile of the Company within the investment community, management continued to speak to potential investors and investment analysts at a series of meetings in several major U. S. cities and Europe during the first quarter of 2002. Management expects to continue scheduling such meetings in the second half of 2002.

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

In January 2002, we announced that the New York University School of Medicine plans to proceed with the FDA approved Phase III study using doxorubicin with the Delcath system. In April 2002, we announced that the Sydney Melanoma Unit of The University of Sydney's Sydney Cancer Centre plans to proceed with a Phase III study using doxorubicin the Delcath System. The NYU trial is pending approval by their Institutional Review Board. Both trials are pending budget approval by the respective institution. If these trials receive the required approvals and proceed to accrue patients, the studies will involve a portion of the total of the 122 patients that are required by the FDA to participate in the Phase III trials at several institutions. We cannot estimate the starting date or duration of either trial.

Liquidity and Capital Resources

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity or the hiring of additional employees during the next 12 months. Our cash and cash equivalents and short term investments balance at March 31, 2002 was $2,777,153.

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

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company had working capital at March 31, 2002 of $2,610,338. The Company expects to require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. In addition, the Company may need additional capital in the future to fully implement its business strategy as set forth herein.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

              Not Applicable.


                                     PART II
                                OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

(a) - (c)  Not applicable.

(d) The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through March 31, 2002, approximately $2,680,000 of the net proceeds were expended as shown in the table below. The remaining net proceeds are being held in temporary investments in short-term commercial paper.


                                                                                          Actual through
                                                                                          March 31, 2002
                                                                                          --------------

       Research and development:

           Phase III clinical trials using the Delcath system with doxorubicin             $1,673,000

           Phase I clinical trials using the Delcath system with melphalan                 $  278,000

           Research and development stage clinical trials for other chemotherapy           $   78,000
            agents

       Repayment of indebtedness                                                            $  270,000

       Working capital and general corporate purposes                                       $  381,000
       ----------------------------------------------                                       ----------

       Total                                                                                $2,680,000
                                                                                            ==========




Item 6.  Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

              None.


        (b)   Reports on Form 8-K.

         The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DELCATH SYSTEMS, Inc.
                                         -------------------------------------
                                         (Registrant)


Date:  May 15, 2002                      /s/  Thomas S. Grogan
                                         -------------------------------------
                                         Thomas S. Grogan
                                         Chief Financial Officer (on behalf of
                                         the registrant and as the Principal
                                         Financial Officer of the registrant)