Form 10QSB
period 2002-06-30
DELCATH SYSTEMS INC
filed 2002-08-14
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              Delcath Systems, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                        06-1245881
--------------------------------              ----------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes   X       No  X
    -----       -----

As of August 9, 2002, there were 4,146,997 shares of the Issuer's common stock, $.01 par value (the "Common Stock"), issued and outstanding and 1,200,000 warrants expiring October 18, 2005 each with a right entitling the holder to purchase one share of the Issuer's Common Stock for $6.60.
Transitional Small Business Disclosure Format (check one):  Yes         No  X
                                                                -----     -----

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

0Item 1.  Financial Statements (Unaudited)

Balance Sheet - June 30, 2002                                               3

Statements of Operations for the Three Months and Six                       4
     Months Ended June 30, 2002 and 2001 and Cumulative from Inception (August 5, 1988) to June 30, 2002

Statements of Cash Flows for the Six Months  Ended June                     5
     30,  2002 and 2001 5 and Cumulative from Inception
     (August 5, 1988) to June 30, 2002

Notes to Financial Statements                                               6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                  7

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.                         8

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 6.  Exhibits and Reports on Form 8-K                                   9

         Signatures                                                        11

                              Delcath Systems, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                  June 30, 2001



                                                                     June 30,
                            Assets                                     2002
                            ------                                 ------------

Current assets:
     Cash and cash equivalents ..............................      $  1,012,017
     Certificate of deposit .................................         1,590,261
     Interest receivable ....................................                89
     Prepaid insurance ......................................            25,667
                                                                   ------------
                        Total current assets ................         2,628,034


Furniture and fixtures, net .................................            16,428
Due from affiliate ..........................................            24,000
                                                                   ------------

                        Total assets ........................      $  2,668,462
                                                                   ============


            Liabilities and Stockholders' Equity
            ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses ..................      $    147,401
                                                                   ------------
                        Total current liabilities ...........           147,401
                                                                   ------------

Stockholders' equity

     Common stock ...........................................            41,470
     Additional paid-in capital .............................        19,100,228
     Deficit accumulated during development stage ...........       (16,620,637)
                                                                   ------------

                     Total stockholders' equity .............         2,521,061
                                                                   ------------

                     Total liabilities and stockholders'
                        equity ..............................      $  2,668,462
                                                                   ============

                              Delcath Systems, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                                                                                    Cumulative
                                                                                                                   From Inception
                                                   Three Months Ended                  Six Months Ended           (August 5, 1988)
                                                         June 30,                           June 30,                      to
                                                 2002               2001            2002              2001         June 30, 2002
                                            ------------------------------      ------------------------------    ----------------
Costs and expenses:
  Legal, consulting and accounting fees     $    173,772      $    271,209      $    495,788      $    693,503      $  6,521,043
   Compensation and related expenses ..          163,154           135,330           328,328           258,308         6,153,201
   Other operating expenses ...........           86,851           146,897           198,458           269,973         3,165,482
                                            ------------      ------------      ------------      ------------      ------------

     Total costs and expenses .........          423,777           553,436         1,022,574         1,221,784        15,839,726
                                            ------------      ------------      ------------      ------------      ------------
     Operating loss ...................         (423,777)         (553,436)       (1,022,574)       (1,221,784)      (15,839,726)

   Interest income ....................           24,838            58,099            48,696           134,870           889,167
   Interest expense ...................             --              (2,939)             --             (15,571)         (171,473)
                                            ------------      ------------      ------------      ------------      ------------

     Net loss .........................     $   (398,939)     $   (498,276)     $   (973,878)     $ (1,102,485)     $(15,122,032)
                                            ============      ============      ============      ============      ============


Common share data:
   Basic and diluted loss .............     $      (0.10)     $      (0.13)     $      (0.24)     $      (0.28)
     per share                              ============      ============      ============      ============


   Weighted average number
     of shares of common ..............     $  4,146,997      $  3,903,816      $  4,025,407      $  3,903,816
     stock outstanding                      ============      ============      ============      ============

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)
                                                                                                    Cumulative
                                                                                                  from inception
                                                                    Six Months Ended              (August 5, 1988)
                                                             6/30/2002            6/30/2001       to June 30, 2002
                                                            ---------------------------------     ----------------

Cash flows from operating activities:
   Net loss .........................................       $   (973,878)       $ (1,102,485)       $(15,122,032)
   Adjustments to reconcile net
    loss to net cash used in operating activities
    Stock option compensation expense ...............               --                  --             2,520,170
    Stock and warrant compensation expense ..........               --               198,000             236,286
    Depreciation expense ............................              3,468               2,388              18,232
    Amortization of organization costs ..............               --                  --                42,165
   Changes in assets and liabilities
    Decrease (increase) in prepaid expenses .........             44,000              45,835             (25,667)
    Decrease (increase) in interest receivable ......                967             (10,671)                (89)
    Due from affiliate ..............................               --                  --               (24,000)
    (Decrease) increase in accounts
      payable and accrued expenses ..................            (28,679)           (599,490)            147,401
                                                            ------------        ------------        ------------
      Net cash used in operating activities .........           (954,122)         (1,466,423)        (12,207,534)
                                                            ------------        ------------        ------------

Cash flows from investing activities:
   Purchase of furniture and fixtures ...............             (6,400)             (9,952)            (34,660)
   Purchase of short-term investments ...............         (1,590,261)               --            (2,620,261)
   Proceeds from maturities of short-term investments               --                  --             1,030,000
   Organization costs ...............................               --                  --               (42,165)
                                                            ------------        ------------        ------------
             Net cash used in
            investing activities ....................         (1,596,661)             (9,952)         (1,667,086)
                                                            ------------        ------------        ------------

Cash flows from financing activities:
   Net proceeds from sale of stock and
    exercise of stock options and warrants ..........            267,500                --            13,681,208
   Dividends paid ...................................               --                  --              (499,535)
   Proceeds from short-term borrowings ..............               --                  --             1,704,964
           Net cash provided by
           financing activities .....................            267,500                --            14,886,637
                                                            ------------        ------------        ------------

      (Decrease) increase in cash and casts .........         (2,283,283)         (1,476,375)          1,012,017

Cash and cash equivalents at beginning of period ....          3,295,300           5,803,577                --
                                                            ------------        ------------        ------------

Cash and cash equivalents at end of period ..........       $  1,012,017        $  4,327,202        $  1,012,017
                                                            ============        ============        ============

   Cash paid for interest ...........................       $       --          $     36,141        $    171,473
                                                            ============        ============        ============

   Supplemental disclosure of non-cash activities:

   Conversion of debt to common stock ...............       $       --          $       --          $  1,704,964
                                                            ============        ============        ============
   Common stock issued for preferred stock dividends.       $       --          $       --          $    999,070
                                                            ============        ============        ============
   Conversion of preferred stock to common stock ....       $       --          $       --          $     24,167
                                                            ============        ============        ============
   Common stock issued as compensation
    for stock sale ..................................       $       --          $       --          $    510,000
                                                            ============        ============        ============
   Common stock, options and warrants issued as
    compensation for consulting services ............       $       --          $    198,000        $    236,286
                                                            ============        ============        ============

                              Delcath Systems Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 1:     Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company that was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing and removing high dose chemotherapy agents to a diseased organ while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an Investigational Device Exemption ("IDE") and an Investigational New Drug ("IND") status for its product by the Food and Drug Administration ("FDA"). The Company is seeking to complete clinical trials in order to obtain FDA pre-marketing approval for the use of its delivery system using doxorubicin, a chemotherapy agent, to treat malignant melanoma that has spread to the liver.

Note 2:     Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2002 and 2001 and cumulative from inception (August 5, 1988) to June 30, 2002.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, which are contained in the Company's Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

Note 3:     Development Expenses

The Company considers that substantially all of its efforts are directed toward development of its proprietary drug delivery system and activities in support of such development. Such development expenses for the three and six months ended June 30, 2002 amounted to $257,710 and $560,176, respectively.

Note 4:     Capital Stock and Warrants

On April 3, 2002, the Company received $267,500 by completing a private placement of 243,181 shares of its Common Stock and warrants to purchase up to 20,265 shares of common stock at $1.32 per share until April 3, 2005.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (a)      Plan of Operation

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include, but are not limited to, uncertainties relating to our ability to successfully complete Phase III clinical trials and secure regulatory approval of any of our current or future drug-delivery systems and uncertainties regarding our ability to obtain financial and other resources for our research, development and commercialization activities. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made.

                                    OVERVIEW

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device, the clinical trials of our product and the vigorous pursuit of patents worldwide, which now total ten. We expect to continue to incur significant losses from expenditures for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is included in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities over at least the next three years. While the amount of future net losses and the time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapy agent, melphalan. The Phase I clinical trial at the National Cancer Institute ("NCI") marks an expansion in the potential labeled usage beyond doxorubicin, the chemotherapy agent used in our initial clinical trials. The patent protection for the Delcath technology was also expanded in 2001, with the issuance of a U. S. patent for the system for isolated kidney perfusion. Similar applications are pending in several foreign countries.

In efforts to find additional potential investors and raise the profile of the Company within the investment community, management continued to speak to potential investors and investment analysts at a series of meetings in several major U. S. cities and Europe during the first half of 2002. Management expects to continue scheduling such meetings in the second half of 2002.

The contracted manufacture and assembly of the commercial grade Delcath system kit was completed in 2001, with the first human use kits shipped to NCI for use in the clinical trials. We continue efforts to qualify additional sources of the key components of our device, in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using doxorubicin with the Delcath system and Phase I clinical trials using melphalan with the Delcath system. Additional funds, when available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer.

In January 2002, we announced that the New York University School of Medicine plans to proceed with the FDA-approved Phase III clinical trial using doxorubicin with the Delcath system. In April 2002, we announced that the Sydney Melanoma Unit of The University of Sydney's Sydney Cancer Centre also plans to proceed with a Phase III clinical trial using doxorubicin the Delcath System. The NYU trial is pending approval by their Institutional Review Board. Both trials are pending budget approval by the respective institution. If these trials receive the required approvals and proceed to accrue patients, each study will involve a portion of the total of the 122 patients that are required by the FDA to participate in the Phase III trials at several institutions. We cannot estimate the starting date or duration of either trial.

Liquidity and Capital Resources
-------------------------------

We currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity or the hiring of additional employees during the next 12 months unless we raise additional funds. Our cash and cash equivalents and short term investments balance at June 30, 2002 was $2,602,278.

Our future liquidity and capital requirements will depend on numerous factors, including the progress of our research and product development programs, the success or failure of our clinical studies, the timing and costs of making various United States and foreign regulatory filings, obtaining approvals and complying with regulations, the timing and effectiveness of product commercialization activities including marketing arrangements overseas, the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights and the effect of competing technological and market developments.

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and there can be no assurance of our ever achieving consistent profitability. We had working capital at June 30, 2002 of $2,480,633. We expect to require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. In addition, we may need additional capital in the future to fully implement our business strategy as set forth herein.

          (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Not Applicable.


                                     PART II
                                OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

(a) - (b)  Not applicable.

(c) Recent Sales of Unregistered Securities. On April 3, 2002, we sold 243,181 shares of our Common Stock and warrants to purchase up to 20,265 shares of our Common Stock at $1.32 per share until April 3, 2005. We received proceeds of $267,500. There were no underwriting costs associated with this transaction. An exemption from registration was claimed under Rule 506 of Regulation D.

(d) Use of Proceeds. The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through June 30, 2002, approximately $3,079,000 of the net proceeds were expended as shown in the table below. The remaining net proceeds are being held in temporary investments in short-term commercial paper.



                                                                                    Actual through
                                                                                    June 30, 2002
Research and development:
     Phase III clinical trials using the Delcath system with doxorubicin              $1,765,000
     Phase I clinical trials using the Delcath system with melphalan                    $564,000
      Research and development stage clinical trials for other chemotherapy              $78,000
       agents
Repayment of indebtedness                                                               $270,000
Working capital and general corporate purposes                                          $402,000
Total                                                                                 $3,079,000


Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 23, 2002, the Company held its 2002 Annual Meeting of Stockholders. At the meeting, the stockholders voted to elect Class II directors of the Company to hold office until the Annual Meeting of Stockholders in 2005 and until their successors are elected and qualified. The stockholders voted 3,078,608 shares in favor of electing each of M. S. Koly and Samuel Herschkowitz, M.D. to serve as Class II directors and withheld the authority to vote 3,500 shares. The term of office for each of Mark Corigliano and Victor Nevins will continue until the Annual Meeting of Stockholders in 2003 and the term of office for Daniel Isdaner will continue until the Annual Meeting of Stockholders in 2004. No other matter was submitted for vote by the stockholders.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         Exhibit 99.1 Certification of Chief Executive 8Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant To
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant To
                           Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K, dated April 12, 2002, responding to Item 4 to announce the resignation of KPMG LLP as independent auditors for the Company and filed an amendment to the report, dated April 12, 2002, responding to Item 4 to file the letter from KPMG LLP as required under Item 304(a)(3) of Regulation S-B.

         The Company filed a Current Report on Form 8-K, dated April 26, 2002, responding to Item 4 to announce the engagement of Eisner LLP (formerly Richard A. Eisner & Company, LLP) as independent auditors for the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DELCATH SYSTEMS, Inc.
                                       -----------------------------------------
                                       (Registrant)


Date:  August 14, 2002                 /s/  Thomas S. Grogan
                                       -----------------------------------------
                                            Thomas S. Grogan
                                            Chief Financial Officer (on behalf
                                            of the registrant and as the
                                            Principal Financial Officer of the
                                            registrant)