Form 10KSB
period 2002-12-31
DELCATH SYSTEMS INC
filed 2003-03-13
CIK 872912

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

                 Delaware                                06-1245881
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

     1100 Summer Street, Stamford, Connecticut              06905
     (Address of principal executive offices)             (Zip Code)

                                  203-323-8668
                (Issuer's telephone number, including area code)

       Securities registered pursuant to Section 12(b)of the Exchange Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form. [ ]

The issuer's revenues for its most recent fiscal year were: $0.
The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $1.05 per share, was $ 4,324,842 as of February 28, 2003.
At February 28, 2003, the registrant had outstanding 4,118,897 shares of par value $0.01 Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2003 Annual Meeting of            Incorporated into Part
Stockholders.  (A definitive proxy statement          III of this Form 10-KSB
will be filed with the Securities and Exchange
Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.)


           Transitional Small Business Disclosure Format (check one):

                                Yes [ ]     No [X]

================================================================================

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General
-------

We were incorporated under Delaware law in 1988. We are a development stage company, and we have developed the Delcath system to isolate the liver from the general circulatory system and to administer chemotherapy and other therapeutic agents directly to the liver. Since our inception, we have raised approximately $14 million in funds (net of fundraising expenses), and we have invested approximately $10 million of those funds in research and development costs associated with development and testing of the Delcath system.

The Delcath system is not currently approved for marketing by the United States Food and Drug Administration, and it cannot be marketed in the United States without FDA pre-marketing approval. We plan to conduct Phase III clinical trials designed to secure marketing approval in the United States and possibly in foreign markets for use of the Delcath system with a particular chemotherapy agent, doxorubicin, currently used to treat malignant melanoma that has spread to the liver. We also plan to continue our clinical trial for the use of the Delcath system with another chemotherapy agent, melphalan, which is also currently used to treat malignant melanoma that has spread to the liver. Additionally, we plan to continue pre-clinical and clinical trials on the use of the Delcath system with other chemotherapy agents used to treat liver cancer.

Strategy
--------

Our objectives are to establish the use of the Delcath system as the standard technique for delivering chemotherapy agents to the liver and to expand the Delcath technology so that it may be used in the treatment of other liver diseases and of cancers in other parts of the body. Our strategy includes the following:

         o Completing clinical trials to obtain FDA pre-marketing approval for use of the Delcath system with doxorubicin to treat malignant melanoma that has spread to the liver. Our highest priority is completing the Phase III clinical trials, data preparation, statistical analysis and regulatory documents associated with an application for pre-market approval of commercial sale of the Delcath system in the United States for use in administering doxorubicin in the treatment of melanoma that has spread to the liver.

         o Obtaining approval to market the Delcath system in the United States for the treatment of other forms of liver cancer using other chemotherapy agents and treatment of hepatitis using anti-viral drugs. In August 2001, we commenced a Phase I clinical trial at the National Cancer Institute using melphalan, a chemotherapy agent. In addition to researching the use of other chemotherapy agents with the Delcath system to treat cancer, we plan to research the use of other compounds with the Delcath system to treat other diseases, such as hepatitis. Our timing to begin these studies will depend on our ability to establish strategic alliances with pharmaceutical manufacturers or other strategic partners in conjunction with our research into other therapeutic compounds and to raise additional funds for these purposes. Additional FDA pre-marketing approval will be required to market the Delcath system for these uses.

         o Introducing the Delcath system into foreign markets. We will seek to establish strategic relationships with domestic and foreign firms that have a recognized presence or experience in foreign markets that we intend to target. Our strategy is to focus on markets that have a high incidence of liver cancer and the means to provide and pay for cancer treatments. According to the World Health Organization, many Asian and European countries, including China, Japan, Greece, Hong Kong, the Philippines, France, Germany, Italy and Spain, have a higher incidence of liver cancer than the United States. Additionally, Australia has been cited as having the highest incidence of skin cancer in the world. Given that our current Phase III clinical trials are with a chemotherapy agent that is used to treat malignant melanoma that has spread to the liver, upon obtaining FDA pre-marketing approval, we intend to target the

            Australian market. We also intend to seek to enter into arrangements with strategic partners who have experience with obtaining regulatory approval and marketing medical devices in those markets and are willing to bear the cost of those activities.

The Cancer Treatment Market
---------------------------

The American Cancer Society projects that about 1,334,100 new cases of cancer will be diagnosed in 2003. According to the American Cancer Society's "Cancer Facts and Figures 2003," cancer remains the second leading cause of death in the United States. While researchers continue to develop innovative new treatments for some forms of this disease, surgical resection, chemotherapy, radiation and hormone therapy continue to be the most commonly used treatments.

The financial burden of cancer is great for patients, their families and society. The National Institutes of Health, in the American Cancer Society's "Cancer Facts & Figures 2003," estimates the overall costs of cancer in the year 2002 to be $171.6 billion, including $61 billion in direct medical costs, $15.5 billion for indirect morbidity costs attributable to lost productivity due to illness and $95.2 billion for indirect mortality costs attributable to lost productivity due to death.

The Liver Cancer Market
-----------------------

Liver cancer is one of the most prevalent and lethal forms of cancer throughout the world. There are two forms of liver cancer: primary and metastatic. Primary liver cancer originates in the liver. Metastatic, or secondary, liver cancer results from the spread of cancer from other places in the body to the liver. With our initial Phase III clinical trials, we will seek to develop data on metastatic melanoma which has spread to the liver. According to the American Cancer Society's "Cancer Facts & Figures 2003," the five-year survival rate for liver cancer patients ,both primary and secondary, is approximately 7%, compared to the 62% for all other forms of cancer combined. In the liver, tumors can be surgically removed only when they are located in one of the liver's two lobes. However, since symptoms of liver cancer often do not appear until the disease has advanced, more than 70% of cancerous liver tumors cannot be surgically removed at the time of diagnosis. A significant number of patients treated for primary and metastatic liver cancer will also experience a recurrence of their disease.

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

According to the 2002 World Health Report, liver cancer is the third most common form of cancer worldwide, accounting for 616,000 deaths. The American Cancer Society in its "Cancer Facts & Figures 2003" has projected that in the United States there will be approximately 17,300 newly diagnosed cases of liver cancer, and 54,200 new cases of melanoma.

Primary liver cancer is particularly prevalent in Southern Europe, Asia and developing countries, where the primary risk factors for the disease are present. These risk factors include: hepatitis-B, hepatitis-C, relatively high levels of alcohol consumption, aflatoxin, cigarette smoking and exposure to industrial pollutants.

Current Liver Cancer Treatments
-------------------------------

The prognosis for primary and secondary liver cancer patients is poor. Although limited treatment options are currently available for liver cancer, they are typically ineffective, are generally associated with significant side-effects and can even cause death. Traditional treatment options, discussed in more detail below, include surgery, chemotherapy, cryosurgery, percutaneous ethanol injection and radiation.

Surgery
-------

While surgery is considered the "gold standard" treatment option to address liver tumors, an estimated 75% of liver tumors are unresectable, which means they do not qualify for surgical removal. This is most often due to the following:

         o Operative risk: limited liver function or poor patient health threatens survival as a result of the surgery; or

         o Technical feasibility: the proximity of a cancerous tumor to a critical organ or artery or the size, location on the liver or number of tumors makes surgery not feasible.

For the patients who qualify for surgery, there are significant complications related to the procedure. Recurrence of tumors is common, and in that event, surgery typically cannot be repeated.

We believe that delivery of drugs with the Delcath system may enable surgical removal in some of the cases which are currently inoperable by reducing the size and number of tumors sufficiently to make resection feasible. Shrinking a tumor using chemotherapy and then removing the tumor is a procedure known as adjuvant therapy. After resection, chemotherapy can be administered through the Delcath system with the objective of destroying micro metastases in the liver that may remain undetected, thus preventing or delaying any recurrence of tumor growth.

Chemotherapy
------------

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

The limited effectiveness of intravenous chemotherapy treatment and its debilitating, often life-threatening, side-effects makes the decision to undergo chemotherapy treatment difficult. In some instances, in an attempt to shrink tumors, a physician may prescribe a radically high-dose of chemotherapy, despite its side effects. In other cases, recognizing the inevitable result of liver cancer, the physician and patient choose only to manage the patient's discomfort from cancer with pain killers while foregoing treatment.

To address this trade-off between the efficacy of intravenous chemotherapy treatment and its dire side effects, physicians have experimented with techniques to isolate the liver from the general circulatory system and to achieve a targeted delivery of chemotherapy agents to the liver. In the 1980's, a physician developed a procedure in which he surgically diverted the blood flow from the liver while infusing high dosages of chemotherapy agents into the liver. A filtration circuit reduced drug concentrations before returning the diverted blood to the patient. The treatment, however, was not embraced by the medical community because it is highly invasive, resulting in prolonged recovery times, long hospital stays and very high costs. Other physicians have experimented with the delivery of chemotherapy agents to the liver by catheter, attempting to use one or more catheters to remove chemotherapy agents before they enter the general circulatory system. We are unaware of any system, however, which contains the patented attributes of the Delcath design.

Cryosurgery
-----------

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

Percutaneous Ethanol Injection
------------------------------

Percutaneous ethanol injection, or PEI, involves the injection of alcohol into the center of the tumor. The alcohol causes cells to dry out and cellular proteins to disintegrate, ultimately leading to tumor cell death.

While PEI can be successful in treating some patients with primary liver cancer, it is generally considered ineffective on large tumors as well as metastatic tumors. Patients are required to receive multiple treatments, making this option unattractive for many patients. Complications include pain and alcohol introduction to bile ducts and major blood vessels. In addition, this procedure can cause cancer cells to be deposited along the needle track when the needle is withdrawn.

Radiation Therapy
-----------------

Radiation therapy uses high dose x-rays to kill cancer cells. Radiation therapy is not considered an effective means of treating liver cancer and is rarely used for this purpose. Radiation is often used as an adjunct to other treatments for liver cancer.

Implanted Infusion Pumps
------------------------

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

Other Methods of Treatment
--------------------------

Still other liver cancer treatments include liver transplants, embolization, removal of tumors through the use of radio frequency waves and the use of biological response modulators, monoclonal antibodies and liposomes. The effectiveness of these treatments is limited, many have dose limiting side-effects and none is widely used.

Treatment with the Delcath System
---------------------------------

The Delcath system is designed to address the critical shortcomings of conventional intravenous chemotherapy delivery. The Delcath system isolates the liver from the general circulatory system during liver cancer treatments with chemotherapy agents and then returns the blood exiting the liver to the general circulatory system only after the chemotherapy agent has been substantially removed by filtration outside the body. We believe that the protection from the side-effects of chemotherapy to other parts of the body that is provided by the Delcath system allows for higher chemotherapy doses to the liver than can be administered by conventional intravenous delivery. By filtering out a substantial portion of the chemotherapy agent before the blood is returned to the blood stream, other organs of the body receive less exposure than the liver to the chemotherapy agent. Therefore, these organs are less likely to suffer from the harmful side-effects of chemotherapy, including the cumulative harmful effect that doxorubicin has on the heart muscle.

The Delcath system kit includes the following disposable components that we purchase from third-party suppliers:

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

The Delcath system involves a series of three catheter insertions, each of which is made through the skin. During test procedures, patients are treated with intravenous sedation and local anesthesia at catheter insertion sites. In some cases general anesthesia has been used. An infusion catheter is inserted into the artery through which blood normally flows to the liver. A second catheter -- the Delcath double balloon catheter -- is inserted through the inferior vena cava, a major vessel of the heart . The balloons on the double balloon catheter are then inflated. This procedure prevents the normal flow of blood from the liver to the heart through the inferior vena cava because the inferior vena cava has been blocked. A chemotherapy agent is then infused into the liver through the infusion catheter. The infused blood is prevented from flowing to the heart, but leaves the liver through perforations on the double balloon catheter and flows through this catheter out of the body where the infused blood is pumped through activated charcoal filters to remove most of the chemotherapy agent. The filtered blood is returned to the patient through the jugular vein which leads to the superior vena cava, another major vessel of the heart, thus restoring the cleansed blood to normal circulation. Infusion is administered over a period of thirty minutes. Filtration occurs during infusion and for thirty minutes afterward. The catheters are removed and manual pressure is maintained on the catheter puncture sites for approximately fifteen minutes. The entire procedure takes approximately two to three hours to administer.

During Phase I and Phase II clinical trials, patients remained in the hospital overnight for observation after undergoing treatment with the Delcath system. Once physicians become familiar with using the Delcath system, we expect the procedure to be performed on an outpatient basis, with the patient resuming normal activities the day after the procedure is performed. We expect a patient to undergo an average of four treatments, one every three weeks. A new Delcath system kit is used for each treatment.

Integral to our research and development efforts is our program of clinical research with prominent researchers and physicians that is being conducted presently at The National Cancer Institute and was previously conducted at Yale University, M.D. Anderson Cancer Center and Wright Patterson Air Force Base.

Our Phase III Clinical Trials
-----------------------------

Phase III clinical trials are a prerequisite for FDA approval of Delcath's pre-marketing application. During these trials, administration of doxorubicin through the Delcath system must be proven to be safe and effective for the treatment of liver cancer. The FDA requires us to demonstrate that delivering doxorubicin using the Delcath system results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously.

We have conducted Phase I and II clinical trials at three United States medical centers under investigational device and investigational new drug exemptions granted by the FDA. The trials were designed to demonstrate the system's "functionality," or its ability to administer to and extract from the liver approved and marketed chemotherapy agents. Forty-four patients participated in the trials. Twenty-one of these test subjects had primary liver cancer or melanoma which had spread to the liver and were treated with doxorubicin. The remaining twenty-three test subjects suffered from other forms of liver cancer and/or were treated with another chemotherapy agent, 5-FU. These trials demonstrated that the Delcath system was capable of extracting approximately 70% to 85% of the chemotherapy agent administered to the liver. Therefore, the Delcath system permits the delivery of higher dosages of chemotherapy agents to the cancer site while at the same time minimizing damage to healthy tissue.

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

Further, though not demonstrated in a statistically significant manner because of the limited number of patients tested, clinicians observed survival times of patients treated with the Delcath system which exceeded those that would generally be expected in patients receiving chemotherapy treatment through conventional intravenous means of delivery.

Based on the results of our Phase I and Phase II clinical trials, we submitted to the FDA our application for pre-marketing approval of the Delcath system as a medical device. In response to our application, the FDA classified the Delcath system as a drug delivery system which requires us to obtain approval of new labeling for the drug being used in the clinical trials. The application to change the labeling must be filed by a drug manufacturer holding an existing new drug application or an abbreviated new drug application. We have reached a preliminary verbal understanding with a drug manufacturer holding an existing license for doxorubicin to submit an application to the FDA supporting the new labeling based on data from the Phase III clinical trial. The pre-marketing approval and drug relabeling applications must demonstrate the clinical utility of a particular drug when administered through the Delcath system. To do so, we must demonstrate, in a statistically meaningful manner, that administering chemotherapy agents with the Delcath system results in survival times of patients that are longer than those obtained from administering chemotherapy agents intravenously.

In December 2002, we filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of securities in the form of units. Each unit will consist of shares of common stock and warrants to purchase shares of common stock. With a substantial portion of the proceeds that we receive from our planned public offering, we intend to conduct Phase III clinical trials designed to demonstrate that administering doxorubicin with the Delcath system to treat malignant melanoma that has spread to the liver results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously.

In December 1999, the FDA approved our protocols for conducting the Phase III clinical trials.

We expect the Phase III clinical trials to be conducted at several medical centers, such as the NCI and the Sydney Cancer Centre, and to involve a minimum of 122 test subjects who will be treated for malignant melanoma that has spread to the liver. Half of these test subjects will be treated with doxorubicin administered using the Delcath system and the other half, the control group, will be treated with either of two specified chemotherapy agents delivered intravenously. Trials will commence upon approval of a budget by the respective institutions. Once a budget is approved, the trials will commence at that institution. We expect that the trials will begin in 2003. The Ethics Committee of the Sydney Melanoma Unit, which is a part of the Sydney Cancer Centre, has given us approval to start our Phase III clinical trial there. However, our timetable is subject to uncertainty and we cannot assure you that we can meet our planned schedule. We do not know whether all of the medical centers we have identified will be available to conduct the clinical trials when we are in a position to have them commence or that we will be ready to commence the trials within any particular time period.

We intend to hire a contract research organization ("CRO") to conduct these trials. The CRO represents the clinical trial sponsor. They ensure that the principal investigator follows the established protocol and collects the clinical data. We have not begun negotiations with a CRO and we cannot assure you that we will be able to engage an organization on acceptable terms and conditions in a timely manner or at all. The CRO and principal investigators conducting the clinical trials are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our clinical trials. They may fail to meet their contractual obligations or fail to meet regulatory standards in the performance of their obligations, and we may not be able to prevent or correct their failures. Failure of the CRO to perform as expected or required, including failure of the principal investigators to enroll a sufficient number of patients for our trials, could result in the failure of the clinical trials and the failure to obtain FDA pre-marketing approval. We believe that we will acquire sufficient data to seek FDA pre-marketing approval of the Delcath system within twelve to eighteen months of the commencement of the last patient enrolled.

We do not know how long the FDA may take to evaluate our submission, and they may require that additional trials be conducted or may not grant approval.

The FDA pre-marketing approval we are currently seeking is limited to administration of doxorubicin with our Delcath system to treat patients suffering from metastatic melanoma which has spread to the liver. If we are granted this approval, we plan to seek additional FDA pre-marketing approvals for using the Delcath system with other chemotherapy agents for treatment of other liver cancers and with anti-viral drugs for treatment of other diseases, such as hepatitis. In many instances, the process of applying for and obtaining regulatory approvals involves rigorous pre-clinical and clinical testing. The time, resources and funds required for completing necessary testing and obtaining approvals is significant, and FDA pre-marketing approval may never be obtained for some medical devices or drug delivery systems. If we fail to raise the additional capital required or enter into strategic partnerships to finance this testing or if we fail to obtain the required approvals, our potential growth and the expansion of our business would likely be limited.

Our Clinical Trial and Agreement with The National Cancer Institute
-------------------------------------------------------------------

In June 2001, the Company announced that The National Institutes of Health/The National Cancer Institute approved a clinical study protocol for administering escalating doses of another chemotherapy agent, melphalan, through the Delcath system to patients with unresectable cancer of the liver.

The Phase I clinical trial conducted at The National Cancer Institute ("NCI") began in September 2001 and involved a total of 24 patients, all experiencing metastatic liver cancer. The goal of a Phase I clinical trial is to determine the maximum tolerated dose of melphalan that can be administered before it becomes toxic to the patient's system.

This clinical trial, which will also include a Phase II study, is subject to the terms and conditions of the Cooperative Research and Development Agreement (the "CRADA") between us and NCI. We obtained FDA approval to conduct the Phase I clinical trial; however, further FDA approval is necessary to conduct Phase II studies. We have not yet requested such approval. The goal of a Phase II clinical trial is to determine various factors such as the appropriate dosage, the timing of each dose and the efficacy of the proposed dose. We cannot estimate how long it will be until we receive FDA approval to commence the Phase II study. The scope of the Phase I and Phase II studies is:

         o To develop a Delcath system-based Phase I treatment protocol for the regional therapy of the liver using escalating doses of melphalan delivered through the utilization of the Delcath system; and

         o To develop Delcath system-based Phase II treatment protocols as a follow-up to the Phase I study. The Phase II study will involve patients with specific histologies (diseases) who have unresectable cancers confined to the liver using the maximum tolerated dose of melphalan administered using the Delcath system.

The patients will be treated with up to four series of infusions based upon toxicity and response to treatment. The Phase II study is expected to begin shortly after completion of the Phase I study and to take twelve to eighteen months from the time that the FDA approves the Phase II study protocol.

The CRADA commits NCI to perform the research necessary under the Phase I and Phase II protocols approved by the FDA with Delcath acting as the sponsor, and NCI providing the principal investigator. Delcath will provide funding to NCI in the amount of $918,750 payable in quarterly installments over the five-year term of the agreement unless the CRADA is terminated early. The CRADA can be terminated at any time by either party. In the event of an early termination, we would be responsible for unfunded costs incurred prior to the termination date and all reasonable termination costs. The term of the CRADA is intended to allow for what the parties expect to be the potential maximum amount of time necessary to complete and evaluate Phase I and Phase II trials. An amendment to the CRADA would be necessary if the parties decide to initiate additional clinical trials using another chemotherapy agent. We are using money raised in our initial public offering and will use a portion of the net proceeds of our planned public offering to fund this project. If the results of the Phase I and Phase II trials are successful, we will probably need additional capital to pay for the expenses associated with a Phase III clinical trial.

Research for Hepatitis Treatment
--------------------------------

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

Sales and Marketing
-------------------

We intend to focus our marketing efforts on the sixty-one NCI designated Cancer Centers in the United States recognized by NCI, beginning with the hospitals participating in the Phase III clinical trials, as well as key foreign institutions including the Sydney Melanoma Unit of the University of Sydney Sydney Cancer Centre. We will focus these efforts on two distinct groups of medical specialists in these comprehensive cancer centers:

         o  oncologists who have primary  responsibility for the patient;
            and

         o interventional radiologists who are members of the hospital staff and work with catheter-based systems.

Upon diagnosis of cancer, a patient is usually referred to a medical oncologist. This physician generally provides palliative treatments (non-curative) and refers the patient to a surgical oncologist if surgery appears to be an option. Both medical and surgical oncologists will be included in our target market. Generally, oncologists do not position catheters. This is done either by an interventional radiologist or a surgeon.

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

Market acceptance of the Delcath system will depend upon:

         o the ability of our clinical trials to demonstrate against the control group a statistically measurable increase in life expectancy for the kinds of cancers treated at a cost effective price;

         o our ability to educate physicians on the use of the system and its benefits compared to other treatment alternatives; and

         o  our  ability to  convince  healthcare  payors that use of the
            Delcath  system  results  in  reduced   treatment   costs  of
            patients.

This will require substantial efforts and expenditures.

Nissho Agreement
----------------

In December 1996, we entered into an agreement with Nissho Corporation, a large manufacturer and distributor of medical devices and pharmaceuticals based in Osaka, Japan which grants to Nissho the exclusive right to distribute the Delcath system in Japan, China, Korea, Hong Kong and Taiwan until December 31, 2004. Nissho, at that time, invested $1,000,000 in Delcath.

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

Third-Party Reimbursement
-------------------------

Because the Delcath system is characterized by the FDA as an experimental device, its use is not now reimbursable in the United States. We will not seek to have third-party payors, such as Medicare, Medicaid and private health insurance plans, reimburse the cost of the Delcath system until after its use is approved by the FDA.

We believe that the Delcath system will provide significant cost savings in that it should reduce treatment and hospitalization costs associated with the side-effects of chemotherapy. Our planned wholesale price to the hospitals for the Delcath system kit is approximately $4,000. A patient normally undergoes four treatments with the Delcath system, each requiring a new system kit. Each treatment with the Delcath system, including the cost of the treatment kit, has an estimated cost of approximately $12,000, resulting in a total estimated treatment cost of approximately $48,000. This compares to a total estimated cost of conventional aggressive chemotherapy treatment of approximately $160,000 to $180,000, which includes the hospitalization and treatment costs associated with the side-effects of the systemic delivery of chemotherapy agents.

Manufacturing
-------------

We plan to utilize contract manufacturers to manufacture the components of the Delcath system. In order to maintain quality control, we plan to perform final assembly and packaging in our own facility. If we undertake these operations, our facility will be required to comply with the FDA's good manufacturing practice and quality system requirements. If we sell the Delcath system in some foreign markets, our facility will also need ISO 9000 approval from the European Union which is a required approval that European manufacturers must obtain from the International Organization for Standardization.

The double balloon catheter is being manufactured domestically by the Burron OEM division of B. Braun Medical, Inc. of Germany. The double balloon catheter must be manufactured in accordance with manufacturing and performance specifications that are on file with the FDA. Burron has demonstrated that the components it manufactures meet these specifications. Burron's manufacturing facility is ISO 9000 approved, which will allow the use of the catheter in European markets. B. Braun has experience in obtaining regulatory approval for medical products in European markets and has indicated informally that it will assist us in this process. We have not entered into a written agreement with Burron to manufacture the catheter either for the clinical trials or for commercial sale.

Medtronic USA, Inc. manufactures the components of the blood filtration circuit located outside of the body, including the medical tubing through which a patient's blood flows and various connectors, as well as the blood filtration pump head. Medtronic is a manufacturer of components used for extracorporeal blood circulation during cardiac surgery. The components manufactured by Medtronic have been cleared by the FDA for other applications and can, therefore, be sourced off the shelf. These components, however, must comply with manufacturing and performance specifications for the Delcath system that are on file with the FDA. Medtronic has demonstrated that the components it manufactures meet these specifications. Medtronic's manufacturing facility is also ISO 9000 approved and, thus, the components it manufactures may be used in European markets.

Currently, we purchase the activated charcoal filters used in the Delcath system from Asahi Medical Products of Japan. Asahi has informed us that it will discontinue manufacturing these filters in the near future. We have ordered a final shipment of filters from Asahi which we expect will be sufficient to meet our needs for at least the next twelve months. However, as part of our application process with the FDA, we obtained approval to utilize filters from any manufacturer that falls within certain performance parameters and meets the specifications on file with the FDA. Therefore, we are currently actively seeking an alternative filter manufacturer that is capable of providing us with the quality of filters that are required to meet the specifications on file with the FDA in the quantity that we will require to conduct future clinical trials and to market the Delcath system commercially. We have already identified one potential supplier in the United States.

Competition
-----------

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

The Delcath system competes with all forms of liver cancer treatments that are alternatives to resection including radiation, intravenous chemotherapy and chemotherapy through implanted infusion pumps, liver transplants, embolization, cryosurgery, radiowave ablation and the use of biological response modulators, monoclonal antibodies and liposomes. Many of Delcath's competitors have substantially greater financial, technological, research and development, marketing and personnel resources. In addition, some of our competitors have considerable experience in conducting clinical trials and other regulatory approval procedures. Our competitors may develop more effective or more affordable products or treatment methods, or achieve earlier product development or patent protection, in which case our chances to achieve meaningful revenues or profitability will be substantially reduced.

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

Government Regulation
---------------------

General. The manufacture and sale of medical devices and drugs are subject to extensive governmental regulation in the United States and in other countries. The Delcath system is regulated in the United States as a drug delivery system by the FDA under the Federal Food, Drug and Cosmetic Act. As such, it requires approval by the FDA of a pre-marketing application prior to commercial distribution.

Doxorubicin, the drug that we are initially seeking to have approved for delivery by the Delcath system, is a widely used chemotherapy agent that has been approved by the FDA. Melphalan, the drug that will be administered through the Delcath system in the NCI-sponsored study, is a chemotherapy agent that has also been approved by the FDA. Like all approved drugs, the approved labeling includes indications for use, method of action, dosing, side-effects and contraindications. Because the Delcath system delivers doxorubicin through a mode of administration and at a dose strength that differs from those currently approved, approval for revised labeling of doxorubicin and melphalan products permitting their use with the Delcath system must be obtained. The application to change the labeling must be filed by a drug manufacturer holding an existing new drug application or an abbreviated new drug application. We are currently in discussions with a drug manufacturer who holds an existing license for doxorubicin for the manufacturer to submit an application supporting the new labeling, assuming data from the Phase III clinical trial is favorable. We are also currently in discussions with the drug manufacturers that hold a new drug application or an abbreviated new drug application and plan actively to solicit one of them to file an application for new labeling with the FDA for doxorubicin.

Under the Federal Food, Drug and Cosmetic Act, the FDA regulates the pre-clinical and clinical testing, design, manufacture, labeling, distribution, sales, marketing, post-marketing reporting, advertising and promotion of medical devices and drugs in the United States. Noncompliance with applicable requirements could result in different sanctions such as:

         o  suspension or withdrawal of clearances or approvals;

         o total or partial suspension of production, distribution, sales and marketing;

         o  fines;

         o  injunctions;

         o  civil penalties;

         o  recall or seizure of products; and

         o criminal prosecution of a company and its officers and employees.

Our contract manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

MEDICAL DEVICES. The Delcath system is a Class III medical device. Class III medical devices are those which are subject to the most stringent regulatory controls because insufficient information exists to assure safety and efficacy solely through general or special controls such as labeling requirements, mandatory performance standards and post-market surveillance. As such, FDA pre-marketing approval is required for Class III medical devices. It is subject to the most stringent controls applied by the FDA to assure reasonable safety and effectiveness. An application for pre-marketing approval must be supported by data concerning the device and its components, including the manufacturing and labeling of the device and the results of animal and laboratory testing and human clinical trials. The conduct of Phase III clinical trials is subject to regulations and to continuing oversight by institutional review boards at hospitals and research centers that sponsor the trials and by the FDA. These regulations include required reporting of adverse events from use of the device during the trials. Before commencing clinical trials, we obtained an investigational device exemption providing for the initiation of clinical trials. We also obtained approval of our investigational plan, including the proposed protocols and informed consent statement that patients sign before undergoing treatment with the Delcath system, by the institutional review boards at the sites where the trials were conducted. Under the Federal Food, Drug, and Cosmetic Act, clinical studies for "significant risk" Class III devices require obtaining such approval by institutional review boards and the filing with the FDA of an investigational device exemption at least thirty days before initiation of the studies.

Given the short life expectancy of patients suffering from metastatic melanoma of the liver, we believe the FDA will review our pre-market application expeditiously and respond to our submission of the Delcath system for commercial sale within three months. However, approval of the Delcath system may take longer if the FDA requests substantial additional information or clarification, or if any major amendments to the application are filed. In addition, the FDA may refer this matter to an advisory committee of experts to obtain views about the Delcath system. This process is referred to as a "panel review," and could delay the approval of the Delcath system. The FDA will usually inspect the applicant's manufacturing facility to ensure compliance with quality systems regulations prior to approval of an application. The FDA also may conduct bio-research monitoring inspections of the clinical trial sites and the applicant to ensure data integrity and that the studies were conducted in compliance with the applicable FDA regulations, including good clinical practice regulations.

If the FDA's evaluations of the application, clinical study sites and manufacturing facilities are favorable, the FDA will issue either an approval letter or an "approvable letter" containing a number of conditions that must be met in order to secure approval of an application. If and when those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue an order approving the application, authorizing commercial marketing of the device under specified conditions of use. If the FDA's evaluation of the application, the clinical study sites or the manufacturing facilities is not favorable, the FDA will deny approval of the application or issue a "not approvable letter." The FDA may also determine that additional pre-clinical testing or human clinical trials are necessary before approval, or that post-approval studies must be conducted.

The FDA's regulations require agency approval of an application supplement for changes to a device if they affect the safety and effectiveness of the device, including new indications for use; labeling changes; the use of a different facility or establishment to manufacture, process or package the device; changes in vendors supplying components for the device; changes in manufacturing methods or quality control systems; and changes in performance or design specifications. Changes in manufacturing procedures or methods may be implemented and the device distributed thirty days after the FDA is provided with notice of these changes unless the FDA advises the pre-market approval application holder within thirty days of receipt of the notice that the notice is inadequate or that pre-approval of an application supplement is required.

Approved medical devices remain subject to extensive regulation. Advertising and promotional activities are subject to regulation by the FDA and by the Federal Trade Commission. Other applicable requirements include the FDA's medical device reporting regulations, which require that we provide information to the FDA on deaths or serious injuries that may have been caused or contributed to by the use of marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If safety or efficacy problems occur after the product reaches the market, the FDA may take steps to prevent or limit further marketing of the product. Additionally, the FDA actively enforces regulations prohibiting marketing or promoting of devices or drugs for indications or uses that have not been cleared or approved by the FDA. Further, the Food, Drug and Cosmetic Act authorizes the FDA to impose post-market surveillance requirements with respect to a Class III device which is reasonably likely to have a serious adverse health consequence or which is intended to be implanted in the human body for more than one year or to be a life sustaining or life supporting device used outside a hospital or ambulatory treatment center.

The Food, Drug and Cosmetic Act regulates a device manufacturer's design control, quality control and manufacturing procedures by requiring the manufacturer to demonstrate and maintain compliance with quality systems regulations including good manufacturing practices and other requirements. These regulations require, among other things, that:

         o design controls, covering initial design and design changes be in place;

         o  the  manufacturing  process  be  regulated,   controlled  and
            documented by the use of written procedures; and

         o the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process.

The FDA monitors compliance with quality systems regulations, including good manufacturing practice requirements, by conducting periodic inspections of manufacturing facilities. If violations of the applicable regulations are found during FDA inspections, the FDA will notify the manufacturer of such violations and the FDA, administratively or through court enforcement action, can prohibit further manufacturing, distribution, sales and marketing of the device until the violations are cured. If violations are not cured within a reasonable length of time after the FDA provides notification of such violations, the FDA is authorized to withdraw approval of the pre-marketing approval application.

Investigational devices that require FDA pre-marketing approval in the United States but have not received such approval may be exported to countries belonging to the European Union, European Economic Area and some other specified countries, provided that the device is intended for investigational use in accordance with the laws of the importing country, has been manufactured in accordance with the FDA's good manufacturing practices or ISO standards, is labeled on the outside of the shipping carton "for export only," is not sold or offered for sale in the United States and complies with the specifications of the foreign purchaser. The export of an investigational device for investigational use to any other country requires prior authorization from the FDA. An investigational device may be exported for commercial use only as described below, under "Foreign Regulation."

DRUGS. A manufacturer of a chemotherapy agent must obtain an amendment of a supplemental new drug application for a chemotherapy product providing for its use with the Delcath system before the system may be marketed in the United States to deliver that agent to the liver or any other site. The FDA-approved labeling for both doxorubicin and melphalan does not provide for its delivery with the Delcath system. We must partner with the holders of an approved new drug application for doxorubicin and melphalan to make this change to the labeling of both agents. We are seeking to partner with drug companies for this purpose, but we have no assurance that we will find partners or that the FDA will approve the application. If this approval is obtained, it would not have a negative effect on the manufacturers of either doxorubicin or melphalan. Rather, the drug manufacturer would have the opportunity to expand the use of the drugs as a result of changing their label to include the Delcath labeling.

Phase III clinical trial protocols using doxorubicin have been approved by the FDA under our investigational new drug application. FDA regulations also require that prior to initiating the trials the sponsor of the trials obtain institutional review board approval from each investigational site that will conduct the trials. We are seeking the approval of institutional review boards at several medical centers by assembling and providing them with information with respect to the trials.

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

If we successfully complete the clinical trials with both agents, we believe the manufacturers of doxorubicin and melphalan will submit to the FDA an application to deliver the agent to the liver through the Delcath system. Under the Food, Drug and Cosmetic Act, the Delcath system cannot be marketed until the new drug application, or supplemental new drug application and the pre-marketing approval application are approved, and then only in conformity with any conditions of use set forth in the approved labeling.

FOREIGN REGULATION. In order for Nissho or any other foreign strategic partner to market our products in Asia, Europe, Latin America and other foreign jurisdictions, they must obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme. In addition, there may be foreign regulatory barriers other than pre-marketing approval or clearance.

In April 1996, legislation was enacted that permits a medical device which requires FDA pre-marketing approval but which has not received such approval to be exported to any country for commercial use, provided that the device:

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

In order for us to market and sell the Delcath system in the European Community, we must obtain a CE mark, which is the official marking required by the European Community for all electric and electronic equipment that will be sold anywhere in the European Union, except for limited use as a clinical trial device. Supplemental device approvals also might be required to market and sell the Delcath system.

Patents, Trade Secrets and Proprietary Rights
---------------------------------------------

Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the health care industry has traditionally placed considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. We hold the following seven United States patents, as well as three corresponding foreign patents in Canada, Europe and Japan:

Summary Description of Patents                                     Patent No.
------------------------------                                     ----------
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

We plan to enforce our intellectual property rights vigorously. In addition, we will conduct searches and other activity relating to the protection of existing patents and the filing of new applications.

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

Employees
---------

As of February 28, 2003 we had 5 full-time employees. We intend to recruit additional personnel in connection with the research, development, manufacturing and marketing of our products. None of our employees are represented by a union and we believe relationships with our employees are good.

In addition to our full-time employees, we engage the services of medical and scientific consultants.

ITEM 2. DESCRIPTION OF PROPERTIES.

We currently occupy approximately 3,600 square feet of office space at 1100 Summer Street, Stamford, Connecticut, pursuant to a lease that expires on December 22, 2003, and we have the option to extend until December 21, 2006. We have occupied these facilities since 1992, and the space is adequate for our current needs. If we require additional space in the future, we believe that satisfactory space will be available at commercially reasonable rates in or near our current facility, although there can be no assurance that additional facilities and equipment will be available upon reasonable or acceptable terms, if at all. We believe that our properties are adequately covered by insurance.

We believe that our facilities and equipment are in good condition and are suitable for our operations as presently conducted and for our foreseeable future operations.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any litigation other than routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock traded on the Nasdaq National Market under the symbol "DCTHU" from October 19, 2000, the effective date of our registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, until October 19, 2001. In accordance with the terms of our initial public offering, effective October 22, 2001, the Company's common shares and warrants were decoupled from the units issued October 19, 2000 and commenced separate trading. Our common shares trade on the NASDAQ Small Cap market under the symbol "DCTH" and on the Boston Stock Exchange under the symbol "DCT." Our warrants trade under the symbol "DCTHW." The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated as reported on the Nasdaq Small Cap Market:

                            Common Stock Price Range
                            ------------------------

                                                   2002
                                          High                Low
Quarter ended March 31, 2002             $2.90               $0.94
Quarter ended June 30, 2002               1.90                0.68
Quarter ended September 30, 2002          1.11                0.63
Quarter ended December 31, 2002           2.66                0.31



                                                   2001
                                          High                Low
Quarter ended December 31, 2001
  (Since October 19 only)               $1.795               $0.56


                                Unit Price Range
                                ----------------

                                                   2001
Quarter ended March 31, 2001             $5.69               $2.19
Quarter ended June 30, 2001               3.20                1.25
Quarter ended September 30, 2001          2.92                1.26
October 1, 2001- October 19, 2001         1.35                1.00

     As of February 28, 2003, there were approximately 81 stockholders of record of our Common Stock and approximately 686 additional beneficial owners of our Common Stock.

Dividend Policy
---------------

We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information
------------------------------------

Plan category                        Number of securities    Weighted average exercise    Number    of     securities
                                     to be issued upon       price of outstanding         remaining   available   for
                                     exercise of             options, warrants and        future    issuance    under
                                     outstanding options,    rights                       equity  compensation  plans
                                     warrants and rights                                  (excluding       securities
                                                                                          reflected in column (a))
                                              (a)                       (b)                             (c)

Equity compensation plans
approved by security holders               1,145,684                   $2.43                           371,858


Equity compensation plans
not approved by security holders                -                         -                                -
                                           ---------                   -----                            -------
Total                                      1,145,684                   $2.43                            371,858

Use of Proceeds of Initial Public Offering
------------------------------------------

As noted above, the effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. A total of 1,200,000 units were sold for $6.00 per unit, each unit consisting of one share of our Common Stock and one redeemable warrant to purchase one share of our Common Stock for $6.60 per share until October 18, 2005. The initial public offering resulted in gross proceeds of $7.2 million, $720,000 of which was applied toward the underwriting discount. Cash expenses relating to the offering, including a non-accountable expense reimbursement to the underwriters, totaled approximately $1.45 million. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through December 31, 2002 the net proceeds were applied toward:

                                                                                    Approximate
Application of Net Proceeds                                                        Dollar Amount
---------------------------                                                        -------------

Research and development:
   Phase III clinical  trials using the Delcath system with  doxorubicin .......     $2,009,000
   Phase I  clinical  trials  using  the  Delcath  system  with melphalan ......        901,000
   Research and development  stage clinical trials for other chemotherapy agents         87,000
Repayment of indebtedness ......................................................        270,000
Working capital and general corporate purposes .................................        671,000
                                                                                     ----------
Total ..........................................................................     $3,938,000


The remaining net proceeds are being held in temporary investments in short term commercial paper and certificate of deposit.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Plan of Operation

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device and the clinical trials of our product, and the pursuit of patents worldwide, which now total ten. We expect to continue to incur significant losses from costs for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities over at least the next three years. While the amount of future net losses and time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapeutic agent, melphalan. The Phase I trial at the National Cancer Institute marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapeutic agent used in our initial clinical trials. Enrollment of new patients in the Phase I trial continued throughout 2002.

NCI is currently preparing a clinical trial protocol for a Phase II trial of melphalan, based on the data collected in the Phase I study. Enrollment in this Phase II study is expected to begin during 2003. The Principal Investigator at the NCI has informed the Company that he plans to publish and/or present his findings in appropriate medical forums once treatment within Phase I of the trial is completed.

We also announced that the Ethics Committee of the Sydney Melanoma Unit of the University of Sydney Sydney Cancer Centre has given us approval to proceed with a Phase III study of the Delcath drug delivery system for inoperable cancer in the liver. Other potential sites are not as far along as Sydney in their preparations to participate in this clinical trial.

Our management continued to speak to potential investors and investment analysts at a series of meetings in several major U. S. cities and in Europe. On April 3, 2002 we raised $267,500 upon completion of a private placement of 243,181 shares of common stock with an investment group.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using doxorubicin with the Delcath system and Phase I and II clinical trials using melphalan with the Delcath system. Additional funds, when available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer, and the development of additional products and components. We will also continue efforts to qualify additional sources of the key components of our device, in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

Liquidity and Capital Resources
-------------------------------

Without raising any additional funds, we currently anticipate that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months.

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

Future Capital Needs; Additional Future Funding
-----------------------------------------------

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company had working capital at December 31, 2002 of $1,360,469. The Company will require additional working capital in the future and there can be no assurance that such working capital will be available on acceptable terms, if at all. In addition, the Company will need additional capital in the future to fully implement its business strategy as set forth herein.

In December 2002, we filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of securities in the form of units. Each unit will consist of shares of common stock and warrants to purchase shares of common stock. We plan to use the net proceeds to fund a Phase III clinical trial using doxorubicin and the Phase II clinical trial at The National Cancer Institute using melphalan. We also anticipate using a portion of the net proceeds to hire an additional employee to serve as Director of Research and Development.

Forward Looking Statements
--------------------------

Certain statements in this Form 10-KSB, including statements of our and management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed in Item 1 above under "Description of Business" and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our Form 10-QSB, Form 8-K and Form 10-KSB reports filed with the Commission.

Application of Critical Accounting Policies
-------------------------------------------

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included herein. The Company has not adopted any significant new accounting policies during the twelve months ended December 31, 2002, but has reclassified its Statements of Operations to reflect cost and expense accounts on a functional basis for 2002 and prior.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

ITEM 7. FINANCIAL STATEMENTS.

Please refer to pages F-1 through F-17 Independent Auditors' Report Balance Sheet as of December 31, 2002
Statements of Operations for the years ended December 31, 2002 and 2001 and cumulative from inception (August 5, 1988) to December 31, 2002 Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001 and cumulative from inception (August 5, 1988) to December 31, 2002
Statements of Cash Flows for the years ended December 31, 2002 and 2001 and cumulative from inception (August 5, 1988) to December 31, 2002 Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information in response to Item 304 of Regulation S-B is not included herein because such information has been "previously reported," as defined in Rule 12b-2 under the Exchange Act.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Items 401 and 405 of Regulation S-B is incorporated by reference into this Form 10-KSB by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") for its 2003 Annual Meeting of Stockholders

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER.

The information required by Item 201(d) of Regulation S-B is included in this form 10-KSB under Item 5. The information required by Item 403 of Regulation S-B is incorporated into this form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-B is incorporated into this form 10-KSB by reference to the Definitive Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits
     Exhibit No.     Description
     -----------     -----------
       3.1           Amended  and  Restated   Certificate  of  Incorporation  of
                     Delcath Systems, Inc., as amended to January 31, 2003.
       3.2           Amended  and  Restated  By-Laws  of Delcath  Systems,  Inc.
                     (incorporated  by reference to Exhibit 3.2 to Amendment No.
                     1 to  Registrant's  Registration  Statement  on  Form  SB-2
                     (Registration No. 333-39470)).
       4.4           Warrant  Agreement,  dated  January 5, 2001, by and between
                     Delcath  Systems,  Inc. and Euroland  Marketing  Solutions,
                     Ltd.  (incorporated  by  reference  to  Exhibit  4.5 to the
                     Registrant's  Annual  Report  on Form  10-KSB  for the year ended December 31, 2000 (Commission File No. 001-16133)).
       4.5           Warrant No. W-2 to purchase up to 150,000  units granted to
                     Euroland   Marketing   Services,   Ltd.   (incorporated  by
                     reference to Exhibit 4.6 to the Registrant's  Annual Report on Form  10-KSB  for  the  year  ended  December  31,  2000
                     (Commission File No. 001-16133)).
       4.6           Rights  Agreement,  dated  October 30, 2001, by and between
                     Delcath  Systems,  Inc. and American Stock Transfer & Trust
                     Company,  as Rights  Agent  (incorporated  by  reference to
                     Exhibit 4.7 to  Registrant's  Form 8-A dated  November  12,
                     2001 (Commission File No. 001-16133)).
       4.7           Form of Warrant  Agreement by and between Delcath  Systems,
                     Inc.  and  Whale  Securities  Co.,  L.P.  (incorporated  by reference to Exhibit 4.2 to Amendment No. 5 to Registrant's
                     Registration  Statement  on  Form  SB-2  (Registration  No.
                     333-39470)).
       4.8           Form of Warrant  Agreement  by and between  American  Stock
                     Transfer  &  Trust  Company,   as  warrant   agent,   Whale
                     Securities   Co.,   L.P.   and   Delcath   Systems,    Inc.
                     (incorporated  by reference to Exhibit 4.3 to Amendment No.
                     5 to  Registrant's  Registration  Statement  on  Form  SB-2
                     (Registration No. 333-39470)).
       10.1          1992 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's  Registration  Statement on
                     Form SB-2 (Registration No. 333-39470)).
       10.2          1992  Non-Incentive  Stock  Option  Plan  (incorporated  by reference  to  Exhibit  10.2 to  Registrant's  Registration
                     Statement on Form SB-2 (Registration No. 333-39470)).
       10.3          2000  Stock  Option  Plan  (incorporated  by  reference  to
                     Exhibit 10.3 to Registrant's Registration Statement on Form
                     SB-2 (Registration No. 333-39470)).
       10.4          2001  Stock  Option  Plan  (incorporated  by  reference  to
                     Exhibit  10.12 to Amendment  No. 1 to  Registrant's  Annual
                     Report on Form 10-KSB for the year ended  December 31, 2001
                     (Commission File No. 001-16133)).
       10.5          Employment Agreement, dated April 30, 1996, between Delcath
                     Systems,  Inc. and M.S.  Koly, as amended on April 30, 1999
                     (incorporated  by reference to Exhibit 10.4 to Registrant's
                     Registration  Statement  on  Form  SB-2  (Registration  No.
                     333-39470)).
       10.6          Employment Agreement, dated April 30, 1996, between Delcath
                     Systems, Inc. and Samuel Herschkowitz,  M.D., as amended on
                     April 30, 2000  (incorporated  by reference to Exhibit 10.4
                     to  Registrant's   Registration   Statement  on  Form  SB-2
                     (Registration No. 333-39470)).
       10.7          Distributorship  Agreement,  dated as of December 27, 1996, by and between Delcath Systems, Inc. and Nissho Corporation
                     (incorporated  by reference to Exhibit 10.6 to Registrant's
                     Registration  Statement  on  Form  SB-2  (Registration  No.
                     333-39470)).

     Exhibit No.     Description
     -----------     -----------
       10.8          Consulting  Services  Agreement,  between Delcath  Systems,
                     Inc. and Euroland Marketing Solutions,  Ltd.  (incorporated by  reference to Exhibit  10.9 to the  Registrant's  Annual
                     Report on Form 10-KSB for the year ended  December 31, 2000
                     (Commission File No. 001-16133)).
       10.9          Amendment to Key  Employment  Agreement,  dated October 30,
                     2001, by and between Delcath  Systems,  Inc. and M. S. Koly
                     (incorporated by reference to Exhibit 10.10 to Registrant's
                     Quarterly   Report  on  Form  10-Q  for  the  period  ended
                     September 30, 2001 (Commission File No. 001-16133)).
       10.10         Amendment to Key  Employment  Agreement,  dated October 30,
                     2001,  by and  between  Delcath  Systems,  Inc.  and Samuel
                     Herschkowitz (incorporated by reference to Exhibit 10.11 to Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (Commission File No. 001-16133)).
       99.1          Certification  of Chief  Executive  Officer  Pursuant to 18
                     U.S.C. Section 1350 As Adopted Pursuant o Section 906 of the Sarbanes-Oxley Act of 2002
       99.2          Certification  of Chief  Financial  Officer  Pursuant to 18
                     U.S.C. Section 1350 As Adopted Pursuant o Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K dated October 1, 2002 reporting under Item 5 its issuance of a press release on October 1, 2002, announcing that its board of directors approved a stock repurchase program whereby the Company is authorized to repurchase a portion of its common stock.

2. The Company filed a Current Report on Form 8-K dated December 9, 2002 reporting under Item 5 its issuance of a press release on December 9, 2002, announcing it has filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of securities in the form of units. Each unit will consist of shares of common stock and warrants to purchase shares of common stock.

ITEM 14. CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and its Chief Financial officer within 90 days of the filing of this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and its principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Since the date of the evaluation described above, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    DELCATH SYSTEMS, Inc.
                                    Registrant

                                    /s/ M. S. Koly
                                    ----------------------------
                                    M. S. Koly, President
                                    March 12, 2003


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

Signature                        Title                            Date
---------                        -----                            ----

 /s/ M. S. Koly                  resident, Chief Executive        March 12, 2003
-----------------------------    fficer, Treasurer and Director
M. S. Koly                       Principal Executive Officer)


/s/ Thomas S. Grogan             Chief Financial Officer          March 12, 2003
-----------------------------    (Principal Financial Officer
Thomas S. Grogan                 and Principal Accounting Officer)



/s/ Samuel Herschkowitz, M.D.    Chairman of the Board            March 12, 2003
-----------------------------
Samuel Herschkowitz, M.D.


/s/ Mark Corigliano              Director                         March 12, 2003
-----------------------------
Mark A. Corigliano


/s/ Daniel Isdaner               Director                         March 12, 2003
-----------------------------
Daniel Isdaner


/s/ Victor Nevins                Director                         March 12, 2003
-----------------------------
Victor Nevins

                                  CERTIFICATION
                           BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO RULE 13a-14

            I, M. S. Koly, certify that:

         1. I have reviewed this annual report on Form 10-KSB of DELCATH SYSTEMS, INC.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003


                                      /s/  M. S. Koly
                                      ------------------------------------------
                                      M. S. Koly
                                      Chief Executive Officer
                                      (Principal executive officer)

                                  CERTIFICATION
                           BY CHIEF FINANCIAL OFFICER
                             PURSUANT TO RULE 13a-14

            I, Thomas S. Grogan, certify that:

         1. I have reviewed this annual report on Form 10-KSB of DELCATH SYSTEMS, INC.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the registrant, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003


                                      /s/ Thomas S. Grogan
                                      ------------------------------------------
                                      Thomas S. Grogan
                                      Chief Financial Officer
                                      (Principal financial officer)

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)


                          Index to Financial Statements
                          -----------------------------


                                                                           Page
                                                                           ----

Independent Auditors' Report                                               F-2

Balance Sheet as of December 31, 2002                                      F-3

Statements of Operations for the years ended December 31,
   2002 and 2001 and cumulative from inception
   (August 5, 1988) to December 31, 2002                                   F-4

Statements of Stockholders' Equity for the years ended
   December 31, 2002 and 2001 and cumulative from
   inception (August 5, 1988) to December 31, 2002                         F-5

Statements of Cash Flows for the years ended December 31,
   2002 and 2001 and cumulative from inception
   (August 5, 1988) to December 31, 2002                                   F-6

Notes to Financial Statements                                              F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Delcath Systems, Inc.:


We have audited the accompanying balance sheet of Delcath Systems, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002 and for the period from August 5, 1988 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Delcath Systems, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002 and for the period from August 5, 1988 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


Eisner LLP

New York, NY
February 6, 2003


                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                                  Balance Sheet
                                                                                    December 31,
                                                                                        2002
                                                                                    -----------

                                   Assets

Current assets:
     Cash and cash equivalents .................................................   $  1,063,650
     Certificate of deposit ....................................................        370,000
     Interest receivable .......................................................          5,406
     Prepaid insurance .........................................................         96,583
                                                                                   ------------
                       Total current assets ....................................      1,535,639

Furniture and fixtures, net ....................................................         13,750
Deferred costs in connection with a proposed
     financing transaction .....................................................        238,571
Due from affiliate .............................................................         24,000
                                                                                   ------------

                       Total assets ............................................   $  1,811,960
                                                                                   ============

                  Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses .....................................   $    175,170
                                                                                   ------------
                       Total current liabilities ...............................        175,170
                                                                                   ------------

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
        authorized; no shares issued and outstanding ...........................           --
     Common stock, $.01 par value; 15,000,000 shares authorized;
        4,146,997 shares issued and 4,118,897 outstanding ......................         41,189
     Additional paid-in capital ................................................     19,049,406
     Deficit accumulated during development stage ..............................    (17,453,805)
                                                                                   ------------

                    Total stockholders' equity .................................      1,636,790
                                                                                   ------------

                    Total liabilities and stockholders' equity .................   $  1,811,960
                                                                                   ============

See accompanying notes to financial statements


                                                 DELCATH SYSTEMS, INC.

                                             (A Development Stage Company)

                                               Statements of Operations

                                                                                               Cumulative
                                                                                             from inception
                                                          Year ended December 31,           (August 5, 1988)
                                                    -----------------------------------            to
                                                          2002               2001           December 31, 2002
                                                    ----------------------------------- --------------------------

Costs and expenses:

     General and administrative expenses ........ $         723,763  $         953,652  $               5,303,309
     Research and development costs .............         1,173,275          1,115,004                 11,410,881
                                                    ----------------------------------- --------------------------

        Total costs and expenses ................         1,897,038          2,068,656                 16,714,190
                                                    ----------------------------------- --------------------------

        Operating loss ..........................        (1,897,038)        (2,068,656)               (16,714,190)

Other income (expense):
     Interest income ............................            89,992            208,220                    930,463

     Interest expense ...........................            --                (15,571)                  (171,473)
                                                    ----------------------------------- --------------------------

        Net loss ................................ $      (1,807,046) $      (1,876,007) $             (15,955,200)
                                                    ================  ================= ==========================

Common share data:
     Basic and diluted loss per share ........... $           (0.44) $           (0.48)
                                                    ================  =================

     Weighted average number of basic
           and diluted common shares
           outstanding ..........................         4,085,049          3,903,816
                                                    ================  =================

See accompanying notes to financial statements.

                                                         DELCATH SYSTEMS, INC.
                                                     (A Development Stage Company)

                                                  Statements of Stockholders' Equity

                                              Years ended December 31, 2002 and 2001 and
                                    cumulative from inception (August 5, 1988) to December 31, 2002


                                                             Common stock $.01 par value                            Preferred Stock
                                        --------------------------------------------------------------------------  ----------------
                                                  Issued                  In treasury             Outstanding       $.01 par value
                                        -------------------------  ---------------------    ----------------------  ----------------
                                           No. of                   No. of                     No. of                No. of
                                           shares       Amount      shares       Amount        shares       Amount   shares  Amount
                                        ------------   --------   ---------    ----------    ----------    --------  ------  ------
Shares issued in connection with the
     formation of the Company as of
     August 22, 1988 ...............      621,089  $      6,211          --    $       --         621,089  $    6,211   --    $ --
Sale of preferred stock,
     August 22, 1988 ...............         --            --            --            --            --          --     --      --
Shares returned as of March 8, 1990          --            --        (414,059)       (4,141)     (414,059)     (4,141)  --      --
Sale of stock, October 2, 1990 .....         --            --          17,252           173        17,252         173   --      --
Sale of stock, January 23, 1991 ....         --            --          46,522           465        46,522         465   --      --
Sale of stock, August 30, 1991 .....         --            --           1,353            14         1,353          14   --      --
Sale of stock, December 31, 1992 ...         --            --         103,515         1,035       103,515       1,035   --      --
Sale of stock, July 15, 1994 .......         --            --         103,239         1,032       103,239       1,032   --      --
Sale of stock, December 19, 1996 ...         --            --          39,512           395        39,512         395   --      --
Shares issued in connection with
     conversion of short-term
      borrowings as of
     December 22, 1996 .............       58,491           585        98,388           984       156,879       1,569   --      --
Sale of stock, December 31, 1997 ...       53,483           535          --            --          53,483         535   --      --
Exercise of stock options ..........       13,802           138         3,450            35        17,252         173   --      --
Shares issued as compensation ......        2,345            23           828             8         3,173          31   --      --
Amortization of compensatory
     stock options granted .........         --            --            --            --            --          --     --      --
Forfeiture of stock options ........         --            --            --            --            --          --     --      --
Shares issued in connection with
     exercise of warrants ..........       21,568           216          --            --          21,568         216   --      --
Sale of stock,  January 16, 1998 ...       34,505           345          --            --          34,505         345   --      --
Sale of stock, September 24, 1998 ..        3,450            35          --            --           3,450          35   --      --
Shares returned, April 17, 1998 ....       (3,450)          (35)         --            --          (3,450)        (35)  --      --
Amortization of compensatory
     stock options granted .........         --            --            --            --            --          --     --      --
Forfeiture of stock options ........         --            --            --            --            --          --     --      --
Exercise of stock options ..........        8,626            86          --            --           8,626          86   --      --
Sale of stock, June 30, 1999 .......       46,987           470          --            --          46,987         470   --      --
Amortization of compensatory
     stock options granted .........         --            --            --            --            --          --     --      --
Forfeiture of stock options ........         --            --            --            --            --          --     --      --
Shares issued in connection with
     exercise of warrants ..........        2,300            23          --            --           2,300          23   --      --
Sale of stock, April 14, 2000 ......      230,873         2,309          --            --         230,873       2,309   --      --
Dividends paid on preferred stock ..      690,910         6,909          --            --         690,910       6,909   --      --
Conversion of preferred stock ......      833,873         8,339          --            --         833,873       8,339   --      --
Sale of stock, October 19, 2000 ....    1,200,000        12,000          --            --       1,200,000      12,000   --      --
Shares issued as compensation
     for stock sale ................       85,000           850          --            --          85,000         850   --      --
Stock options issued as
     compensation ..................         --            --            --            --            --          --     --      --
Deficit accumulated from inception
     to December 31, 2000 ..........         --            --            --            --            --          --     --      --
                                     ------------  ------------  ------------  ------------  ------------  ----------  -----   ----

Balance at December 31, 2000 .......    3,903,852        39,039          --            --       3,903,852      39,039   --      --

Sum of fractional common shares
     cancelled after year 2000
     stock splits ..................          (36)           (1)         --            --             (36)         (1)  --      --
Stock warrants issued as
     compensation ..................         --            --            --            --            --          --     --      --
Net loss for year ended
     December 31, 2001 .............         --            --            --            --            --          --     --      --
                                     ------------  ------------  ------------  ------------  ------------  ----------   --    -----
Balance at December 31, 2001 .......    3,903,816        39,038          --            --       3,903,816  $   39,038   --    $ --

Sale of stock on April 3, 2002 .....      243,181         2,432          --            --         243,181       2,432   --      --
Repurchases of stock, November .....         --            --         (28,100)         (281)      (28,100)       (281)  --      --
     and December 2002
Net loss for year ended ............         --            --            --            --            --          --     --      --
     December 31, 2002 .............         --            --            --            --            --          --     --      --
                                     ------------  ------------  ------------  ------------  ------------  ----------   --    -----
Balance at December 31, 2002 .......    4,146,997  $     41,470     (28,100)    $      (281)    4,118,897  $   41,189   --    $ --
                                     ============  ============  ============  ============  ============  ==========   ==    =====



                                             Class A                       Class B
                                          preferred stock              preferred stock
                                      -----------------------      ----------------------                  Deficit
                                          $.01 par value                 $.01 par value                  accumulated
                                      -----------------------      ----------------------    Additional     during
                                        No. of                       No. of                    paid-in    development
                                        shares        Amount        shares      Amount        capital       stage         Total
                                      ----------    ----------    ----------  ----------   ------------  -----------  -------------
Shares issued in connection with the
     formation of the Company as of
     August 22, 1988 ...............        --    $       --           --    $       --    $     (5,211) $       --    $      1,000
Sale of preferred stock,
     August 22, 1988 ...............   2,000,000        20,000         --            --         480,000          --         500,000
Shares returned as of March 8, 1990         --            --           --            --           4,141          --            --
Sale of stock, October 2, 1990 .....        --            --           --            --          24,827          --          25,000
Sale of stock, January 23, 1991 ....        --            --        416,675         4,167     1,401,690          --       1,406,322
Sale of stock, August 30, 1991 .....        --            --           --            --           9,987          --          10,001
Sale of stock, December 31, 1992 ...        --            --           --            --       1,013,969          --       1,015,004
Sale of stock, July 15, 1994 .......        --            --           --            --       1,120,968          --       1,122,000
Sale of stock, December 19, 1996 ...        --            --           --            --         999,605          --       1,000,000
Shares issued in connection with
     conversion of short-term
      borrowings as of
     December 22, 1996 .............        --            --           --            --       1,703,395          --       1,704,964
Sale of stock, December 31, 1997 ...        --            --           --            --         774,465          --         775,000
Exercise of stock options ..........        --            --           --            --          30,827          --          31,000
Shares issued as compensation ......        --            --           --            --          34,454          --          34,485
Amortization of compensatory
     stock options granted .........        --            --           --            --       2,496,347          --       2,496,347
Forfeiture of stock options ........        --            --           --            --        (279,220)         --        (279,220)
Shares issued in connection with
     exercise of warrants ..........        --            --           --            --         234,182          --         234,398
Sale of stock,  January 16, 1998 ...        --            --           --            --         499,655          --         500,000
Sale of stock, September 24, 1998 ..        --            --           --            --          56,965          --          57,000
Shares returned, April 17, 1998 ....        --            --           --            --          (4,965)         --          (5,000)
Amortization of compensatory
     stock options granted .........        --            --           --            --       1,166,418          --       1,166,418
Forfeiture of stock options ........        --            --           --            --        (407,189)         --        (407,189)
Exercise of stock options ..........        --            --           --            --          67,414          --          67,500
Sale of stock, June 30, 1999 .......        --            --           --            --         775,722          --         776,192
Amortization of compensatory
     stock options granted .........        --            --           --            --          98,186          --          98,186
Forfeiture of stock options ........        --            --           --            --        (554,371)         --        (554,371)
Shares issued in connection with
     exercise of warrants ..........        --            --           --            --          24,975          --          24,998
Sale of stock, April 14, 2000 ......        --            --           --            --         499,516          --         501,825
Dividends paid on preferred stock ..        --            --           --            --         992,161    (1,498,605)     (499,535)
Conversion of preferred stock ......  (2,000,000)      (20,000)    (416,675)       (4,167)       15,828          --            --
Sale of stock, October 19, 2000 ....        --            --           --            --       5,359,468          --       5,371,468
Shares issued as compensation
     for stock sale ................        --            --           --            --            (850)         --            --
Stock options issued as
     compensation ..................        --            --           --            --           3,800          --           3,800
Deficit accumulated from inception
     to December 31, 2000 ..........        --            --           --            --            --     (12,272,147)  (12,272,147)
                                    ------------  ------------  -----------  ------------  ------------  ------------  ------------

Balance at December 31, 2000 .......        --            --           --            --      18,637,159   (13,770,752)    4,905,446

Sum of fractional common shares
     cancelled after year 2000
     stock splits ..................        --            --           --            --               1          --            --
Stock warrants issued as
     compensation ..................        --            --           --            --         198,000          --         198,000
Net loss for year ended
     December 31, 2001 .............        --            --           --            --            --      (1,876,007)   (1,876,007)
                                    ------------  ------------  -----------  ------------  ------------  ------------  ------------
Balance at December 31, 2001 .......        --    $       --           --    $       --    $ 18,835,160  $(15,646,759) $  3,227,439

Sale of stock on April 3, 2002 .....        --            --           --            --         265,068          --         267,500
Repurchases of stock, November .....        --            --           --            --         (50,822)         --         (51,103)
     and December 2002
Net loss for year ended ............        --            --           --            --            --      (1,807,046)   (1,807,046)
     December 31, 2002 .............        --            --           --            --            --            --            --
                                    ------------  ------------  -----------  ------------  ------------  ------------  ------------
Balance at December 31, 2002 .......        --    $       --           --    $       --    $ 19,049,406  $(17,433,805) $  1,636,790
                                    ============  ============  ===========  ============  ============  ============  ============


                                                    DELCATH SYSTEMS, INC.

                                               (A Development Stage Company)

                                                 Statements of Cash Flows

                                                                                                         Cumulative
                                                                                                       from inception
                                                                 Year ended December 31,              (August 5, 1988)
                                                           -----------------------------------               to
                                                                 2002               2001              December 31, 2002
                                                           ----------------   ----------------  -----------------------------

Cash flows from operating activities:
    Net loss ..........................................    $ (1,807,046)       $ (1,876,007)    $                 (15,955,200)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Stock option compensation expense .............            --                  --                           2,520,170
        Stock and warrant compensation expense
          issued for consulting services ..............            --               198,000                           236,286
        Depreciation expense ..........................           6,410               5,014                            21,174
        Amortization of organization costs ............            --                  --                              42,165
    Changes in assets and liabilities:
        (Increase) decrease in prepaid expenses .......         (26,916)               (501)                          (96,583)
        Decrease (increase) in interest receivable ....          47,882             (20,920)                           (5,406)
        Due from affiliate ............................            --                  --                             (24,000)
        (Decrease) increase in accounts
          payable and accrued expenses ................            (910)           (622,835)                          175,170
                                                            ------------       ------------     -----------------------------
            Net cash used in operating activities .....      (1,780,580)         (2,317,249)                      (13,086,224)
                                                            ------------       ------------     -----------------------------

Cash flows from investing activities:
    Purchase of furniture and fixtures ................          (6,664)            (13,260)                          (34,924)
    Purchase of short-term investments ................        (370,000)         (1,500,000)                       (2,900,000)
    Proceeds from maturities of short-term
      investments .....................................       1,500,000                --                           2,530,000
    Organization costs ................................            --                  --                             (42,165)
                                                           ------------        ------------     -----------------------------
            Net cash provided by (used in)
                  investing activities ................       1,123,336          (1,513,260)                         (447,089)
                                                           ------------        ------------     -----------------------------

Cash flows from financing activities:
    Deferred costs in connection with a proposed
      financing transaction ...........................        (238,571)               --                            (238,571)
    Net proceeds from sale of stock and exercise
      of stock options and warrants ...................         267,500                --                          13,681,208
    Repurchases of outstanding common stock ...........         (51,103)               --                             (51,103)
    Dividends paid ....................................            --                  --                            (499,535)
    (Repayments of) proceeds from short-term borrowings            --              (230,000)                        1,704,964
                                                           ------------        ------------     -----------------------------
            Net cash (used in) provided by financing
            activities ................................         (22,174)           (230,000)                       14,596,963
                                                           ------------        ------------     -----------------------------

            (Decrease) increase in cash and cash
                 equivalents ..........................        (679,418)         (4,060,509)                        1,063,650

Cash and cash equivalents at beginning of period ......       1,743,068           5,803,577                              --
                                                           ------------        ------------     -----------------------------

Cash and cash equivalents at end of period ............    $  1,063,650        $  1,743,068     $                   1,063,650
                                                           ============        ============     =============================

Cash paid for interest ................................    $       --          $     36,141     $                     171,473
                                                           ============        ============     =============================

Supplemental non-cash activities:
    Conversion of debt to common stock ................    $       --          $       --          $                1,704,964
                                                           ============        ============     =============================

    Common stock issued for preferred stock dividends .    $       --          $       --          $                  999,070
                                                           ============        ============     =============================

    Conversion of preferred stock to common stock .....    $       --          $       --          $                   24,167
                                                           ============        ============     =============================

    Common stock issued as compensation
      for stock sale ..................................    $       --          $       --          $                  510,000
                                                           ============        ============     =============================

See accompanying notes to financial statements

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001



(1)    Description of Business and Summary of Significant Accounting Policies

       (a)    Description of Business

              Delcath Systems, Inc. (the "Company") is a development stage company which was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing and removing high dose chemotherapy agents to a diseased organ system while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an IDE (Investigational Device Exemption) and an IND status (Investigational New Drug) for its product by the FDA (Food and Drug Administration). The Company is seeking to complete clinical trials in order to obtain separate FDA pre-marketing approvals for the use of its delivery system using doxorubicin and melphalan, chemotherapeutic agents, to treat malignant melanoma that has spread to the liver.

       (b)    Basis of Financial Statement Presentation

              The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that impact the amounts reported in those statements. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates.

       (c)    Furniture and Fixtures

              Furniture and fixtures are recorded at cost and are being depreciated on a straight line basis over the estimated useful lives of the assets of five years. Accumulated depreciation amounted to $21,074 at December 31, 2002.

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

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001

       (e)    Stock Option Plan

              The Company has historically accounted for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock
              Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current fair market value of the underlying stock exceeds the exercise price. Fair market values of the Company's Common Stock at the dates options were granted, prior to the Company's stock becoming publicly traded, were based on third party sales of stock at or around the dates options were granted, or in the absence of such transactions, based on a determination by the board of directors based on current available information. Such cost is then recognized over the period the recipient is required to perform services to earn such compensation. If a stock option does not become vested because an employee fails to fulfill an obligation, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.

              In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

              Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2002 and 2001 would have been increased to the pro forma amounts indicated as follows:


                                                                2002                  2001
                                                          --------------        --------------
              Net loss                                    $  (1,807,046)        $  (1,876,007)
              Stock-based employee compensation
              expense included in net loss, net of
              related tax effects
                                                                      0                     0
              Stock-based employee compensation
              determined under the fair value based
              method, net of related tax effects
                                                                (44,769)             (133,263)
              Pro forma net loss                             (1,851,815)           (2,009,270)
              Loss per share (basic and diluted):
               As reported                                $       (0.44)        $       (0.48)
               Pro forma                                          (0.45)                (0.51)


                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001

              The per share weighted average fair value of stock options granted during 2002 and 2001 was $.28 and $.30, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants for 2002 and 2001 , respectively: risk free interest rates of 2.84% and 3.6%-4.95% respectively, and volatility of 41% and 26.7% - 36.3%, respectively, while no dividend yield and expected lives of five years were assumed for both years.

       (f)    Loss Per Share

              The Company follows the provisions of SFAS No. 128, "Earnings Per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statements of Operations. Basic EPS excludes dilution, and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes all dilutive stock options or contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period.

              For the years ended December 31, 2002 and 2001, the following potential common shares were excluded from the computation of diluted EPS because their effects would be antidilutive:

                                                             2002         2001
                                                             ----         ----
              Shares issuable upon exercise of options    1,145,684      902,936
              Shares issuable upon exercise of warrants   1,516,985    1,626,938
              Common stock purchase rights issuable
               only in the event that a non-affiliated
               person or group acquires 15% of the
               Company's then outstanding Common
               Stock                                      6,781,566    6,408,690
                                                          ---------    ---------
              Totals                                      9,444,235    8,938,564


       (g)    Research and Development Costs

              Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred.

       (h)    Statements of Cash Flows

              For purposes of the statements of cash flows, the Company considers highly liquid debt instruments with maturities of three months or less at date of acquisition to be cash equivalents. At December 31, 2002 cash equivalents excluded a certificate of deposit in the amount of $370,000.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001


        (i)   Reclassifications

              Reclassifications have been made to reflect cost and expense accounts on a functional basis for 2001 and prior, which is consistent with the Company's current presentation.

              Operating costs and expenses were previously presented as follows:

                                                                   Cumulative
                                                                 from inception
                                                Year            (August 5, 1988)
                                               Ended                    to
                                            December 31,           December 31,
                                                2001                   2001
                                           -------------         --------------

Legal, consulting and accounting fees      $   1,034,025         $    6,025,255
Stock option compensation expense                --                  2,520,170
Compensation and related expenses                557,087              3,304,703
Other operating expenses                         477,544              2,967,024
                                           -------------         --------------

     Total costs and expenses              $   2,068,656         $   14,817,152
                                           -------------         --------------


          (j)  Stock Splits

               All share and per share amounts give retroactive effect to stock splits effected by the Company.

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

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001

              On August 22, 1988, BGH - Delaware then sold in a private placement 2,000,000 shares of Class A Preferred Stock, with a par value of $.01, to two affiliated venture capital funds for an aggregate amount of $500,000 in cash.

              On March 8, 1990, 414,059 shares of Common Stock were returned to the Company by certain stockholders as treasury stock due to relevant technology milestones not being fully achieved within the specified time period, in accordance with provisions of a stockholders' agreement.

              Effective May 7, 1990, the Company changed its name to Delcath Systems, Inc.

              On October 2, 1990, the Company sold 17,252 shares of Common Treasury Stock, $.01 par value, for an aggregate amount of $25,000.

              On January 23, 1991, the Company offered in a private placement shares of Common Stock and/or Class B Preferred Stock at $7.39 and $2.55 per share respectively for an aggregate maximum amount of $2,000,000. Under the terms of the private placement, 46,522 shares of Common Treasury Stock and 416,675 shares of Class B Preferred Stock were sold, yielding net proceeds to the Company of $1,406,322. The Common Stock and Class B Preferred Stock sold each has a par value of $.01, resulting in an increase in additional paid-in capital of $1,401,690 The two affiliated venture capital funds that owned the Class A Preferred Shares purchased 117,650 of the Class B Preferred Shares sold in the private placement.

              On August 30, 1991, the Company sold an additional 1,353 shares of Common Treasury Stock at $7.39 per share, yielding proceeds to the Company of $10,001. The shares have a par value of $.01, resulting in an additional paid-in capital amount of $9,987.

              In a December 1992 private placement, the Company sold 103,515 shares of Common Stock held in its treasury at $10.14 per share for a total placement of $1,050,000 ($1,015,004 after expenses). The shares issued have a par value of $.01, resulting in an additional paid-in capital amount of $1,048,965 ($1,013,969 after expenses). The two affiliated venture capital funds that owned the Class A Preferred Shares purchased 27,604 of the Common Treasury Shares sold.

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

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001

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

              From September 1997 through December 31, 1997, the Company received $775,000 and issued 53,483 shares of Common Stock. During January 1998, the Company received an additional $500,000 and issued another 34,505 shares of Common Stock. In April 1998, under the terms of restricted stock sale agreements, the Company issued to the purchasers of the 87,988 shares of Common Stock 11,732 three-year Warrants entitling the holders to purchase 11,732 Common Shares at $10.87 per share. These Warrants expired unexercised in April 2001.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001

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

              In June 1999, the Company sold 46,987 shares of Common Stock to individual investors for $16.52 per share and Warrants entitling the holders to purchase 5,218 Common Shares at $14.87 per share (which warrants expired April 30, 2002), yielding proceeds to the Company of $776,192.

              In April 2000, the Company sold 230,873 Common Shares at $2.17 per share to existing stockholders in a rights offering yielding proceeds to the Company of $501,825.

              The Company completed an initial public offering ("IPO") on October 19, 2000 of 1,200,000 units for $6.00 per unit, each unit consisting of one share of Common Stock and one redeemable Warrant to purchase one share of Common Stock at a price of $6.60 until October 18, 2005. In connection with the initial public offering, the Company received $7,200,000 before offering costs ($5,371,468 after expenses). The Company also issued to the underwriter Warrants to purchase 120,000 units for $6.60 per unit, each unit consisting of one Common Share and one redeemable Warrant to purchase one share of Common Stock at a price of $10.50 until October 18, 2005. The Company also issued 85,000 shares of Common Stock valued at $510,000 for legal services provided in connection with the offering.

              Also, in connection with the initial public offering, the holders of the 2,000,000 outstanding shares of the Company's Class A Preferred Stock and the 416,675 outstanding shares of the Company's Class B Preferred Stock agreed to convert their shares into Common Stock prior to the closing of the offering. Upon the conversion of the Company's Class A Preferred Stock and the Company's Class B Preferred Stock into 833,873 shares of Common Stock, the holders of the Class A and Class B shares received an aggregate of $499,535 in cash and 690,910 shares of Common Stock valued at $999,070 in payment of declared dividends.

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

              The Company issued the following common stock warrants in 2001 for consulting services:

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001

              (1) 150,000 fully vested warrants to purchase 150,000 units at $7.00 per unit, through January 4, 2005, each unit consisting of one fully-paid and non-assessable share of common stock, and one Common Stock Purchase Warrant entitling the holder to purchase one share of Common Stock for $6.60 per share. None of these warrants have been exercised as of December 31, 2002. Such warrants, valued at $175,000, were recognized as an expense in the first quarter of 2001.

              (2) 150,000 warrants to purchase up to 150,000 shares of Common Stock, through April 30, 2005, for $6.60 per share. 25,000 of such warrants vested in 2001 and the remaining 125,000 warrants would have vested if the share price of the Company's Common Stock exceeded certain share price levels above the IPO price by May 2002. As of May 2002, none of the thresholds had been met, and the 125,000 remaining warrants did not vest and were forfeited. None of the 25,000 vested warrants had been exercised as of December 31, 2002. The 25,000 vested, non-contingent warrants have been valued at $23,000, and were recognized as an expense in the first quarter of 2001. The expenses, as noted in (1) and (2) above, recognized with these two warrant issues are non-cash expenses.

              The values of the above warrants were $1.17 per warrant for warrants described in (1) above, and $ .90 per warrant for the 25,000 warrants that vested immediately described in (2) above, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions, respectively: risk free interest rates of 4.95% and 5.9%, volatility of 26.7% and 22.9%, expected lives of four years and four and one half years, with no dividend yield for either issue.

              In 2001, the Company cancelled a total of 36 shares of Common Stock which represented the total of fractional shares resulting from stock splits during September and October 2000 in connection with the Company's initial public offering.

              On October 30, 2001, the Company entered into a Rights Agreement with American Stock Transfer & Trust Company (the "Rights Agreement") in connection with the implementation of the Company's stockholder rights plan (the "Rights Plan"). The purposes of the Rights Plan are to deter, and protect the Company's shareholders from, certain coercive and otherwise unfair takeover tactics and to enable the Board of Directors to represent effectively the interests of shareholders in the event of a takeover attempt. The Rights Plan does not deter negotiated mergers or business combinations that the Board of Directors determines to be in the best interests of the Company and its shareholders. To implement the Rights Plan, the Board of Directors declared a dividend of one Common Stock purchase right (a "Right") for each share of Common
              Stock of the Company, par value $0.01 per share (the "Common Stock") outstanding at the close of business on November 14, 2001 (the "Record Date") or issued by the Company on or after such date and prior to the earlier of the Distribution Date, the Redemption Date or the Final Expiration Date (as such terms are defined in the Rights Agreement). The rights expire October 30, 2011. Each Right entitles the registered holder to purchase from the Company one share of Common Stock, at a price of $5.00 per share, subject to adjustment (the "Purchase Price") in the event that a person or group announces that it has acquired, or intends to acquire, 15% or more of the Company's outstanding Common Stock.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001


              On April 3, 2002, the Company received $267,500 by completing a private placement of 243,181 shares of its Common Stock and warrants to purchase up to 20,265 shares of Common Stock at an exercise price of $1.32 per share that expire on April 3, 2005.

       (b)    Common Stock Repurchases

              Pursuant to a stock repurchase plan approved in 2002 by the Company's Board of Directors, the Company repurchased 28,100 shares of common stock for $51,103 during 2002. The Company has been authorized by the Board of Directors to purchase up to seven percent of its outstanding Common Stock.

       (c)    Stock Option Plans

              The Company established an Incentive Stock Option Plan, a Non-Incentive Stock Option Plan, the 2000 Stock Option Plan and the 2001 Stock Option Plan (collectively, the "Plans") under which stock options may be granted. Additionally, the Company has entered into separate contracts apart from the Plans under which options to purchase Common Stock have been granted. A stock option grant allows the holder of the option to purchase a share of the Company's Common Stock in the future at a stated price. The Plans are administered by the Compensation Committee of Board of Directors which determines the individuals to whom the options shall be granted as well as the terms and conditions of each option grant, the option price and the duration of each option.

              The Company's Incentive and Non-Incentive Stock Option Plans were approved and became effective on November 1, 1992. During 2000 and 2001, respectively, the 2000 and 2001 Stock Option Plans became effective. Options granted under the Plans vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. Stock option activity for the period January 1, 2001 through December 31, 2002 is as follows:

                                  The Plans              Other Option Grants
                             ---------------------      ---------------------
                                          Weighted                   Weighted
                                          Average                    Average
                                          Exercise                   Exercise
                             Shares        Price        Shares        Price
                             ------        -----        ------        -----
Outstanding at
   December 31, 2000        689,684      $  3.82       17,252      $   2.90

Granted during 2001         280,000          .83         --             --

Expired during 2001         (84,000)        3.31         --             --
                          ----------                  -------

Outstanding at
   December 31, 2001        885,684         2.94       17,252          2.90

Granted during 2002         260,000          .71         --             --

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001


                                  The Plans              Other Option Grants
                             ---------------------      ---------------------
                                          Weighted                   Weighted
                                          Average                    Average
                                          Exercise                   Exercise
                             Shares        Price        Shares        Price
                             ------        -----        ------        -----

Expired during 2002            --                     (17,252)         2.90
                          ----------                  -------

Outstanding at
   December 31, 2002      1,145,684      $  2.43         --        $    --
                          ==========                  =======


     The following summarizes information about shares subject to option at December 31, 2002:

                                Options outstanding                                       Options exercisable
    ----------------------------------------------------------------------------     -------------------------------
                                                                     Weighted
                                                  Weighted            average                            Weighted
           Number            Range of              average           remaining         Number             average
         outstanding      exercise prices      exercise price      life in years     exercisable      exercise price
     -----------------  -------------------  ------------------  ----------------    -----------    ----------------
          100,000           $   .60              $     .60             3.92             50,000            $  .60
          260,000               .71                    .71             4.25                                  .71
          150,000               .85                    .85             4.00              66,000              .85
           30,000              1.53                   1.53             3.67              7,500              1.53
          172,525              2.90                   2.90             2.00              172,525            2.90
          164,020              3.31                   3.31             2.95              164,020            3.31
          269,139              4.93                   4.93             1.00              269,139            4.93
          -------                                                                        -------

        1,145,684           $ .60 - $4.93            $2.43             2.88              729,184           $3.38
        =========           =============            =====             ====              =======           =====

     At December 31, 2001, options for 622,936 shares were exercisable at a weighted average exercise price of $3.89 per share.

(3)    Income Taxes

            As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12,882,000 which may be available to offset future federal taxable income, if any, through 2022. The use of net operating loss carryforwards is subject to limitation in the event of a change in the Company's ownership, as defined by Federal income tax regulations. The net operating loss carryforwards resulted in a deferred tax asset of approximately $4,380,000 at December 31, 2002 ($3,777,000 at December 31, 2001). Management does not expect the Company to be taxable in the near future and established a 100% valuation allowance against the deferred tax asset created by the net operating loss carryforwards at December 31, 2002 and 2001. The valuation allowance increased $603,000

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2002 and 2001

            during the year ended December 31, 2002, and $568,000 during the year ended December 31, 2001.

(4)    Due From Affiliate

            The Company sublet office space from a corporation controlled by an officer of the Company (the "affiliate"), whose lease with the landlord expired August 1997. Thereafter, the Company's occupancy of the premises continued pursuant to an informal arrangement, under which the Company remitted monthly rental payments directly to the landlord. Rent expense incurred pursuant to this arrangement amounted to $87,376 for 2001. The informal arrangement was replaced as of January 1, 2002 with a lease agreement between the Company and the landlord (see Note 6). In connection with its occupancy, the Company paid the affiliate $24,000 which the affiliate then paid to the landlord as a deposit on the lease.


(5)      Deferred Costs in Connection with a Proposed Financing Transaction

            On December 5, 2002 the Company filed with the Securities and Exchange Commission a registration statement for the issuance of units, each unit to consist of common shares and warrants to purchase common shares. The Company has incurred $238,571 of costs associated with the transaction. These costs will be netted against the proceeds from the stock offering and charged to additional paid in capital, or charged to expense if the transaction is not consummated. As of December 31, 2002, $21,705 of these costs were accrued.

(6)      Rents

            On April 1, 2002, the Company executed an Amendment of Lease (the "Amendment") directly with the landlord. The Amendment is effective January 1, 2002 and expires December 22, 2003, and can be renewed by the Company for an additional three years. Rent expense under this lease for the year ended December 31, 2002 was $89,082. Future minimum rent under this lease is $91,055 for the year ending December 31, 2003.

(7)      Subsequent Event

            On January 31, 2003, the stockholders voted to approve an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock, par value $0.01 per share, from 15 million to 35 million.