Form 10QSB
period 2003-03-31
DELCATH SYSTEMS INC
filed 2003-05-15
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________


                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
       -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                       06-1245881
------------------------------------           ---------------------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
                    -----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


As of May 9, 2003, there were 4,118,897 shares of the Issuer's common stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):   Yes        No  X
                                                                -----     -----

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Balance Sheet - March 31, 2003                                                3

Statements of Operations for the Three Months Ended March 31, 2003            4
     and 2002 and Cumulative from Inception (August 5, 1988) to
     March 31, 2003

Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002   5
     and Cumulative from Inception (August 5, 1988) to March 31, 2003

Notes to Condensed Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                    8

Item 3.  Controls and Procedures                                              9

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                            10

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

Certification by Chief Executive Officer                                     13
Certification by Chief Financial Officer                                     15

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2003


                                                                     March 31,
                          Assets                                       2003
                                                                    ------------

Current assets:
    Cash and cash equivalents ...............................      $    940,265
    Prepaid insurance .......................................            66,083
                                                                   ------------
                       Total current assets .................         1,006,348

Furniture and fixtures, net .................................            17,531
Deferred costs in connection with a proposed
    financing transaction ...................................           357,322
Due from affiliate ..........................................            24,000
                                                                   ------------

                       Total assets .........................      $  1,405,201
                                                                   ============

          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses ...................      $    299,052

                                                                   ------------
                       Total current liabilities ............           299,052
                                                                   ------------


Stockholders' equity
    Common stock ............................................            41,189
    Additional paid-in capital ..............................        19,049,406
    Deficit accumulated during development stage ............       (17,984,446)
                                                                   ------------

                    Total stockholders' equity ..............         1,106,149
                                                                   ------------

                    Total liabilities and stockholders'
                       equity ...............................      $  1,405,201
                                                                   ============


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                       Cumulative
                                                                                                     From Inception
                                                                      Three Months Ended            (August 5, 1988)
                                                                           March 31,                       to
                                                                   2003                2002           March 31, 2003
                                                               --------------------------------      ---------------
Costs and expenses:

     General and administrative expenses ...............       $    237,433        $    296,332        $  5,540,742
     Research and development costs ....................            300,829             302,465          11,711,710
                                                               ------------        ------------        ------------

        Total costs and expenses .......................            538,262             598,797          17,252,452
                                                               ------------        ------------        ------------

        Operating loss .................................           (538,262)           (598,797)        (17,252,452)

     Interest income ...................................              7,621              23,858             938,084
     Interest expense ..................................               --                  --              (171,473)
                                                               ------------        ------------        ------------

        Net loss .......................................       $   (530,641)       $   (574,939)       $(16,485,841)
                                                               ============        ============        ============

Common share data:
     Basic and diluted loss
        per share ......................................       $      (0.13)       $      (0.15)
                                                               ============        ============

     Weighted average number
        of shares of common stock outstanding ..........          4,118,897           3,903,816
                                                               ============        ============


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)


                                                                                                       Cumulative
                                                                    Three Months Ended               from inception
                                                                         March 31,                  (August 5, 1988)
                                                                   2003               2002          to March 31, 2003
                                                              --------------------------------      -----------------
Cash flows from operating activities:
   Net loss ...........................................       $   (530,641)       $   (574,939)       $(16,485,841)
   Adjustments to reconcile net
     loss to net cash used in operating activities
     Stock option compensation expense ................               --                  --             2,520,170
     Stock and warrant compensation expense
       issued for consulting services .................               --                  --               236,286
     Depreciation expense .............................              1,248               1,734              22,422
     Amortization of organization costs ...............               --                  --                42,165
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses ..........             30,500              22,000             (66,083)
     Decrease (increase) in interest receivable .......              5,406             (17,270)               --
     Due from affiliate ...............................               --                  --               (24,000)
     Increase in accounts
       payable and accrued expenses ...................            123,882              56,728             299,052
                                                              ------------        ------------        ------------
           Net cash used in operating activities ......           (369,605)           (511,747)        (13,455,829)
                                                              ------------        ------------        ------------

Cash flows from investing activities:
   Purchase of furniture and fixtures .................             (5,029)             (6,400)            (39,953)
   Purchase of short-term investments .................               --            (1,552,232)         (2,900,000)
   Proceeds from maturities of short-term investments .            370,000                --             2,900,000
   Organization costs .................................               --                  --               (42,165)
                                                              ------------        ------------        ------------
              Net cash provided by (used in)
                   investing activities ...............            364,971          (1,558,632)            (82,118)
                                                              ------------        ------------        ------------

Cash flows from financing activities:
   Deferred costs in connection with a proposed
     financing transaction ............................           (118,751)               --              (357,322)
   Net proceeds from sale of stock and
     exercise of stock options and warrants ...........               --                  --            13,681,208
   Repurchases of outstanding  common stock ...........               --               (51,103)
   Dividends paid .....................................               --                  --              (499,535)
   Proceeds from short-term borrowings ................               --                  --             1,704,964
                                                              ------------        ------------        ------------
             Net cash (used in) provided by
                  financing activities ................           (118,751)               --            14,478,212
                                                              ------------        ------------        ------------

       (Decrease) increase in cash and cash equivalents           (123,385)         (2,070,379)            940,265

Cash and cash equivalents at beginning of period ......          1,063,650           3,295,300                --
                                                              ------------        ------------        ------------

Cash and cash equivalents at end of period ............       $    940,265        $  1,224,921        $    940,265
                                                              ============        ============        ============

   Cash paid for interest .............................       $       --          $       --          $    171,473
                                                              ============        ============        ============

   Supplemental disclosure of non-cash activities:
   Conversion of debt to common stock .................       $       --          $       --          $  1,704,964
                                                              ============        ============        ============
   Common stock issued for preferred stock dividends ..       $       --          $       --          $    999,070
                                                              ============        ============        ============
   Conversion of preferred stock to common stock ......       $       --          $       --          $     24,167
                                                              ============        ============        ============
   Common stock issued as compensation
     for stock sale ...................................       $       --          $       --          $    510,000
                                                              ============        ============        ============
   Common stock, options and warrants issued as
     compensation for consulting services .............       $       --          $       --          $    236,286
                                                              ============        ============        ============

See accompanying notes to condensed financial statements

                              Delcath Systems Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements

NOTE 1:  DESCRIPTION OF BUSINESS

Delcath Systems, Inc. (the "Company") is a development stage company that was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing and removing high doses of chemotherapy agents to a diseased organ while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an Investigational Device Exemption ("IDE") and an Investigational New Drug ("IND") status for its product by the Food and Drug Administration ("FDA"). The Company is seeking to complete clinical trials in order to obtain FDA pre-market approval for the use of its delivery system using doxorubicin, a chemotherapy agent, to treat malignant melanoma that has spread to the liver.

NOTE 2:  BASIS OF PRESENTATION

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2003 and 2002 and cumulative from inception (August 5, 1988) to March 31, 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, which are contained in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

NOTE 5:  DEFERRED COSTS IN CONNECTION WITH A PROPOSED FINANCING TRANSACTION

The Company has incurred costs of $357,322 as of March 31, 2003 in connection with a proposed financing transaction. If the transaction is consummated, the costs will be allocated to the financing transaction; if the transaction is not consummated, the costs will be charged to operations.

NOTE 6:   STOCK OPTION PLAN

The Company has historically accounted for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current fair market value of the underlying stock exceeds the exercise price.

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by of SFAS No. 123.

Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2003               2002
                                                      ----               ----

Net loss ...................................       $(530,641)       $  (574,939)
Stock-based employee compensation
expense included in net loss, net of
related tax effects ........................                0                  0
Stock-based employee compensation
determined under the fair value based
method, net of related tax effects .........         (16,978)            (8,638)
Pro forma net loss .........................        (547,619)          (583,577)
Loss per share (basic and diluted):
 As reported ...............................       $   (0.13)       $     (0.15)
 Pro forma .................................           (0.13)             (0.15)

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

                                    OVERVIEW

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device, the clinical trials of our product and the vigorous pursuit of patents worldwide, which now total nine. We expect to continue to incur significant losses from expenditures for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is included in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities. While the amount of future net losses and the time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapy agent, melphalan. The Phase I clinical trial at the National Cancer Institute ("NCI") marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapy agent used in our initial clinical trials. Enrollment of new patients in the Phase I trial has continued into 2003.

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

We also announced that the Ethics Committee of the Sydney Melanoma Unit of the University of Sydney Sydney Cancer Centre has given us approval to proceed with a Phase III study of the Delcath drug delivery system using doxorubicin for inoperable cancer in the liver. Other potential sites are not as far along as Sydney in their preparations to participate in this clinical trial.

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

Liquidity and Capital Resources
-------------------------------

We stated in our Form 10-KSB for the year ended December 31, 2002 that, without raising any additional funds, we anticipated that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. That notwithstanding, the Company intends to raise additional funds in the next 12 months. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity or the hiring of additional employees during the next 12 months unless we raise additional funds. Our cash and cash equivalents balance at March 31, 2003 was $940,265.

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

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and we may never achieve consistent profitability. We had working capital at March 31, 2003 of $707,296. We expect to require additional working capital in the future and such working capital may not be available on acceptable terms, if at all. In addition, we may need additional capital in the future to fully implement our business strategy.

In December 2002, we filed a registration statement with the Securities and Exchange Commission for an underwritten public offering of securities in the form of units. Each unit will consist of shares of common stock and warrants to purchase shares of common stock. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at The National Cancer Institute using melphalan. We also anticipate using a portion of the net proceeds to hire an additional employee to serve as Director of Research and Development.

Application of Critical Accounting Policies
-------------------------------------------

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2003, but has reclassified its Statements of Operations to reflect cost and expense accounts on a functional basis for 2002 and prior.

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


                                     PART II
                                Other Information

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) - (c) Not applicable.

(d) Use of Proceeds. The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (no. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through March 31, 2003, approximately $4,856,000 of the net proceeds were expended as shown in the table below. The remaining net proceeds are being held in temporary investments in money market accounts.

                                                                              Actual through
                                                                              March 31, 2003
Research and development:
     Phase III clinical trials using the Delcath system with doxorubicin ..     $2,132,000
     Phase I clinical trials using the Delcath system with melphalan ......     $1,078,000
     Product development costs ............................................     $    9,000
     Research and development stage clinical trials for other chemotherapy
       Agents .............................................................     $   78,000
Repayment of indebtedness .................................................     $  270,000
Working capital, equity raising and general corporate purposes ............     $1,289,000
Total .....................................................................     $4,856,000


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



                                          DELCATH SYSTEMS, Inc.
                                          ---------------------
                                          (Registrant)

                                                /s/ THOMAS S. GROGAN
Date:  May 15, 2003                       --------------------------------------
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

Date: May 15, 2003


                                        /s/ M. S. KOLY
                                    ------------------------
                                    M. S. Koly
                                    Chief Executive Officer
                                    (Principal executive officer)

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

Date: May 15, 2003


                                             /s/ THOMAS S. GROGAN
                                       -----------------------------------
                                       Thomas S. Grogan
                                       Chief Financial Officer
                                       (Principal financial officer)