Form 10QSB
period 2003-06-30
DELCATH SYSTEMS INC
filed 2003-07-30
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                   ---------------  ---------------

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
   -------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       06-1245881
----------------------------------           ----------------------------------

(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
                     --------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
    -------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


As of July 21, 2003, there were 9,669,492 shares of the Issuer's common stock, $.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                                -----    -----

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                       Page No.
                                                                       --------

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Balance Sheet- June 30, 2003................................................3

Statements of Operations for the Three and Six Months Ended.................4
  June 30, 2003 and 2002 and Cumulative from Inception
  (August 5, 1988) to June 30, 2003

Statements of Cash Flows for the Three and Six Months Ended.................5
  June 30, 2003 and 2002 and Cumulative from Inception
  (August 5, 1988) to June 30, 2003

Notes to Condensed Financial Statements.....................................6

Item 2. Management's Discussion and Analysis or
        Plan of Operation...................................................9

Item 3. Controls and Procedures............................................11

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..........................11

Item 4. Submission of Matters to a Vote of Security Holders................12

Item 6. Exhibits and Reports on Form 8-K...................................13

Signatures.................................................................14

Certification by Chief Executive Officer...................................15
Certification by Chief Financial Officer...................................17

                              Delcath Systems, Inc.
                             Condensed Balance Sheet
                                   (Unaudited)
                                  June 30, 2003


                                                                      June 30,
                           Assets                                       2003
                                                                   -------------

Current assets:
     Cash and cash equivalents .................................   $  1,666,261
     Certificate of deposit ....................................      2,000,000
     Interest receivable .......................................            961
     Prepaid insurance .........................................         35,582
                                                                   ------------
                      Total current assets .....................      3,702,804

Furniture and fixtures, net ....................................         16,283
Due from affiliate .............................................         24,000
                                                                   ------------

                      Total assets .............................   $  3,743,087
                                                                   ============

         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses .....................   $    422,921
                                                                   ------------
                      Total current liabilities ................        422,921
                                                                   ------------


Stockholders' equity
     Common stock ..............................................         96,695
     Additional paid-in capital ................................     21,744,532
     Deficit accumulated during development stage ..............    (18,521,061)
                                                                   ------------

                      Total stockholders' equity ...............      3,320,166
                                                                   ------------

                      Total liabilities and stockholders' equity   $  3,743,087
                                                                   ============

See accompanying notes to financial statements


                              Delcath Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                                                            Cumulative
                                                                                                          From Inception
                                                Three Months Ended               Six Months Ended        (August 5, 1988)
                                                      June 30,                        June 30,                   to
                                                2003           2002             2003           2002        June 30, 2003
                                           ----------------------------    ----------------------------    -------------


Costs and expenses:

   General and administrative expenses     $    184,355    $    166,067    $    421,788    $    462,398    $  5,725,097
   Research and development costs ......        359,177         257,710         660,006         560,176      12,070,887
                                           ------------    ------------    ------------    ------------    ------------

     Total costs and expenses ..........        543,532         423,777       1,081,794       1,022,574      17,795,984
                                           ------------    ------------    ------------    ------------    ------------

     Operating loss ....................       (543,532)       (423,777)     (1,081,794)     (1,022,574)    (17,795,984)

   Interest income .....................          6,917          24,838          14,538          48,696         945,001
   Interest expense ....................           --              --              --              --          (171,473)
                                           ------------    ------------    ------------    ------------    ------------

     Net loss ..........................   $   (536,615)   $   (398,939)   $ (1,067,256)   $   (973,878)   $(17,022,456)
                                           ============    ============    ============    ============    ============

Common share data:
   Basic and diluted loss per share ....   $      (0.09)   $      (0.10)   $      (0.21)   $      (0.24)
                                           ============    ============    ============    ============


Weighted average number of shares of
     common stock outstanding...........      6,141,455       4,146,997       5,135,763       4,025,407
                                           ============    ============    ============    ============



See accompanying notes to financial statements

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                          Cumulative
                                                              Six Months Ended          from inception
                                                                   June 30,            (August 5, 1988)
                                                             2003           2002       to June 30, 2003
                                                        ----------------------------   ----------------

Cash flows from operating activities:
   Net loss .........................................   $ (1,067,256)   $   (973,878)   $(17,022,456)
   Adjustments to reconcile net
     loss to net cash used in operating activities
     Stock option compensation expense ..............           --              --         2,520,170
     Stock and warrant compensation expense .........           --              --           236,286
     Depreciation expense ...........................          2,496           3,468          23,670
     Amortization of organization costs .............           --              --            42,165
Changes in assets and liabilities:
   Decrease (increase) in prepaid expenses ..........         61,001          44,000         (35,582)
   Decrease (increase) in interest receivable .......          4,445             967            (961)
   Due from affiliate ...............................           --              --           (24,000)
   Increase (decrease) in accounts
     payable and accrued expenses ...................        247,751        (599,490)        422,921
                                                        ------------    ------------    ------------
         Net cash used in operating activities ......       (751,563)     (1,524,933)    (13,837,787)
                                                        ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of furniture and fixtures ...............         (5,029)         (2,932)        (39,953)
   Purchase of short-term investments ...............     (2,000,000)     (1,590,261)     (4,900,000)
   Proceeds from maturities of short-term investments        370,000            --         2,900,000
   Organization costs ...............................           --              --           (42,165)
                                                        ------------    ------------    ------------
                  Net cash used in
                  investing activities ..............     (1,635,029)     (1,593,193)     (2,082,118)
                                                        ------------    ------------    ------------

Cash flows from financing activities:
   Deferred costs in connection with a proposed
     financing transaction ..........................        238,571            --              --
Net proceeds from sale of stock and
     exercise of stock options and warrants .........      2,750,632         267,500      16,431,840
Repurchases of outstanding common stock .............           --              --           (51,103)
Dividends paid ......................................           --              --          (499,535)
Proceeds from short-term borrowings .................           --              --         1,704,964
                                                        ------------    ------------    ------------
                  Net cash provided by
                  financing activities ..............      2,989,203         267,500      17,586,166
                                                        ------------    ------------    ------------

     Increase (decrease) in cash and cash equivalents        602,611      (2,850,626)      1,666,261

Cash and cash equivalents at beginning of period ....      1,063,650       3,295,300            --
                                                        ------------    ------------    ------------

Cash and cash equivalents at end of period ..........   $  1,666,261    $    444,674    $  1,666,261
                                                        ============    ============    ============

   Cash paid for interest ...........................   $       --      $       --      $    171,473
                                                        ============    ============    ============

   Supplemental disclosure of non-cash activities:
   Conversion of debt to common stock ...............   $       --      $       --      $  1,704,964
                                                        ============    ============    ============
   Common stock issued for preferred stock dividends    $       --      $       --      $    999,070
                                                        ============    ============    ============
   Conversion of preferred stock to common stock ....   $       --      $       --      $     24,167
                                                        ============    ============    ============
   Common stock issued as compensation
     for stock sale .................................   $       --      $       --      $    510,000
                                                        ============    ============    ============
   Common stock, options and warrants issued as
     compensation for consulting services ...........   $       --      $       --      $    236,286
                                                        ============    ============    ============

See accompanying notes to financial statements

                              Delcath Systems Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements

Note 1:    Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company that was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing and removing high doses of chemotherapy agents to a diseased organ while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an Investigational Device Exemption and an Investigational New Drug status for its product by the Food and Drug Administration ("FDA"). The Company is seeking to complete clinical trials in order to obtain FDA pre-market approval for the use of its delivery system using doxorubicin, a chemotherapy agent, to treat malignant melanoma that has spread to the liver.

Note 2:    Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2003 and 2002 and cumulative from inception (August 5, 1988) to June 30, 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, which are contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

Note 5:     Sale of Common Stock and Warrants

On May 20, 2003, the Company completed the sale of 677,419 units of its securities at a selling price of $3.10 per unit. Each unit consisted of five shares of common stock and five warrants (the "2003 Warrants") each to purchase one share of common stock. The 2003 Warrants are exercisable at $0.775, and they expire on May 20, 2008. A total of 3,387,095 shares of common stock and 2003 Warrants each were issued, and the Company received gross proceeds of $2,099,999. In addition, the Company granted the underwriters an option to purchase up to an aggregate of an additional 15% of the total units sold in the public offering. On June 10, 2003 the underwriters exercised their option for the full allotment of additional units, and the Company issued 508,060 shares of its common stock and 2003 Warrants each, and received gross proceeds of $314,997. The Company received $68 for granting the underwriters an option to purchase until May 14, 2008, 67,741 units at 165% of the offering price. As a result of the foregoing, the Company received $2,415,064 of proceeds ($1,517,666 after underwriting fees and other expenses).

As of June 30, 2003, the Company has received $1,232,966 of net proceeds from the exercise of 2003 Warrants for which it has issued 1,655,440 shares of its common stock.

The following table sets forth changes in stockholders' equity since December 31, 2002:

                                   Common Stock, $.01 Par Value
                                            Outstanding                              Deficit Accumulated
                                   -----------------------------     Additional      During
                                    No. of shares        Amount    Paid in Capital   Development Stage     Total
                                    -------------        ------    ---------------   -----------------     -----


Balance at December 31, 2002         4,118,897           41,189       19,049,406      (17,453,805)     $  1,636,790

Sale of Stock May 20, 2003 ..        3,895,155           38,952        1,478,646             --           1,517,598
including underwriter's
exercise of overallotment
option, net of related costs
Proceeds from sale of .......             --               --                 68             --                  68
underwriters' unit option
Exercise of 2003 Warrants ...        1,655,440           16,554        1,216,412             --           1,232,966
Net loss for six months ended
      June 30, 2003 .........             --               --               --         (1,067,256)       (1,067,256)
                                  ------------     ------------     ------------     ------------      ------------
Balance at June 30, 2003 ....        9,669,492     $     96,695     $ 21,744,532     $(18,521,061)     $  3,320,166

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

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income
(loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by of SFAS No. 123.

Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the six months ended June 30, 2003 and 2002 would have been increased to the pro forma amounts indicated as follows:




                                   Three Months Ended June, 30,      Six Months Ended June, 30,
                                   ----------------------------      --------------------------
                                       2003              2002           2003              2002
                                       ----              ----           ----              ----
Net loss, as reported .......     $  (536,615)     $  (398,939)     $(1,067,256)     $  (973,878)
Stock-based employee
compensation expense included
in net loss, net of related
tax effects .................               0                0                0                0
Stock-based employee
compensation determined under
the fair value based method,
net of related tax effects ..         (14,432)          (8,638)         (31,410)         (17,277)
                                  -----------      -----------      -----------      -----------
Pro forma net loss ..........        (551,047)        (407,577)      (1,098,666)        (991,155)
Loss per share (basic and
diluted):
   As reported ..............     $     (0.09)     $     (0.10)     $     (0.21)     $     (0.24)
   Pro forma ................     $     (0.09)     $     (0.10)     $     (0.21)     $     (0.25)

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

In June 2003, we reported that the NCI researchers using our technology achieved anti-tumor activity in 75 per cent (six of eight) of subjects with inoperable metastatic liver cancers that began as ocular melanoma. The results were excerpted from a presentation made by the project's principal and associate investigator at the NCI to the American Society of Clinical Oncology at its annual meeting on June 1.

Overall, eighteen patients have been evaluated in the study. A full forty per cent (four of ten) of patients with some form of metastatic liver cancer experienced either anti-tumor activity or clinically significant tumor reductions. Three patients are still on treatment, and have not yet been evaluated. The findings showed that melphalan can be used much more aggressively than originally thought, and investigators reported encouraging efficacy at higher dose levels. There were no unmanageable toxicities reported. We believe that the NCI's results follow and in some cases improve on the tumor response trends experienced in early Phase I and II studies using doxorubicin at MD Anderson and Yale Medical School.

Enrollment of new patients by the NCI in the Phase I trial will continue further into 2003.

NCI is currently preparing a clinical trial protocol for a Phase II trial of melphalan, based on the data collected in the Phase I study. Enrollment in this Phase II study is expected to begin before the end of this year.

We are finalizing arrangements with the Sydney Melanoma Unit of the University of Sydney, Sydney Cancer Centre to proceed with recruiting patients for a Phase III study of the Delcath drug delivery system using doxorubicin for inoperable cancer in the liver.

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

Liquidity and Capital Resources
-------------------------------

We stated in our Annual Report on Form 10-KSB for the year ended December 31, 2002 that, without raising any additional funds, we anticipated that our available funds would be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. The funds we raised in our common stock offering that closed in May, discussed below, was less than we originally planned. Therefore, the Company intends to make efforts to raise additional funds in the next 12 months. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months unless we raise additional funds. Our cash and cash equivalents and certificates of deposit balance at June 30, 2003 was $3,666,261.

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

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and we may never achieve consistent profitability. We had working capital at June 30, 2003 of $3,279,883. We expect to require additional working capital in the future and such working capital may not be available on acceptable terms, if at all. In addition, we may need additional capital in the future to fully implement our business strategy.

In May 2003, we issued 3,387,095 shares of common stock and an equal number of 2003 Warrants upon the closing of an underwritten public offering. In June 2003, we issued an additional 508,060 shares of common stock and an equal number of 2003 Warrants upon exercise in full of the overallotment option we had granted to the underwriters. During June 2003, 1,655,440 of the 2003 Warrants were exercised. As a result of the issuances and exercises, we received net proceeds of approximately $2.8 million. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at The National Cancer Institute using melphalan. We also anticipate using a portion of the net proceeds to hire an additional employee.

Application of Critical Accounting Policies
-------------------------------------------

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included in the Company's 2002 Annual Report on Form 10-KSB. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2003, but has reclassified its Statements of Operations to reflect cost and expense accounts on a functional basis for 2002 and prior.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a) - (c) Not applicable.

(d) Use of Proceeds. The effective date of our first registration statement, filed on Form SB-2 under the Securities Act of 1933 (No. 333-39470) relating to our initial public offering of our Common Stock, was October 19, 2000. Net proceeds to Delcath were approximately $5.4 million. From the time of receipt through June 30, 2003, all of the net proceeds have been expended as shown in the table below.

                                                                                        Actual through
                                                                                        June 30, 2003
                                                                                        -------------

Research and development:
         Phase III clinical trials using the Delcath system with doxorubicin                 $2,274,000
         Phase I clinical trials using the Delcath system with melphalan                     $1,276,000
         Product development costs                                                               $9,000
         Research and development stage clinical trials for other chemotherapy                  $78,000
           Agents
Repayment of indebtedness                                                                      $270,000
Working capital, equity raising and general corporate purposes                               $1,464,000
Total                                                                                        $5,371,000


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 4, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the meeting, the stockholders voted to elect Class III directors of the Company to hold office until the Annual Meeting of Stockholders in 2006 and until their successors are elected and qualified. The stockholders voted 3,326,264 shares in favor of electing each of Mark A. Corigliano and Victor Nevins to serve as Class III directors and withheld the authority to vote 1,500 shares. The term of office for Daniel Isdaner will continue until the Annual Meeting of Stockholders in 2004. The term of office for each of M. S. Koly and Samuel Herschkowitz, M. D. will continue until the Annual Meeting of Stockholders in 2005. No other matter was submitted for vote by the stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K, dated May 20, 2003, responding to Item 5 and issuing pro forma stockholders' equity numbers as of March 31, 2003, upon the closing of an underwritten public offering of the Company's securities, in the form of units, as if such proceeds had been received as of March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DELCATH SYSTEMS, INC.
                                    (Registrant)

Date: July 30, 2003

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

Date: July 25, 2003


                                                /s/ M.S. Koly
                                                --------------------------------
                                                M. S. Koly
                                                Chief Executive Officer
                                                (Principal executive officer)

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls: and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 25, 2003


                                                /s/ Thomas S. Grogan
                                                --------------------------------
                                                Thomas S. Grogan
                                                Chief Financial Officer
                                                (Principal financial officer)

                                 EXHIBIT INDEX



         No.                                Description
         ---                                -----------

         99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.