Form 10QSB
period 2003-09-30
DELCATH SYSTEMS INC
filed 2003-11-07
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                       Commission file number: 001-16133

                              Delcath systems, inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Delaware                                 06-1245881
       ------------------------          ------------------------------------
    (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
                -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
                ------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)



As of September 30, 2003, there were 9,744,632 shares of the Issuer's common stock, $.01 par value, issued and outstanding.


Transitional Small Business Disclosure Format (check one):  Yes _____   No __X__

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                    Page No.

Part I.     FINANCIAL INFORMATION


Item 1.     Condensed Financial Statements (Unaudited)

Balance Sheet - September 30, 2003                                      3

Statements of Operations for the Three and Nine Months Ended            4
      September 30, 2003 and 2002 and Cumulative from Inception
      (August 5, 1988) to September 30, 2003

Statements of Cash Flows for the Nine Months Ended                      5
      September 30, 2003 and 2002 and Cumulative from Inception
      (August 5, 1988) to September 30, 2003

Notes to Condensed Financial Statements                                 6


Item 2.     Management's Discussion and Analysis or
            Plan of Operation                                           9

Item 3.     Controls and Procedures                                    10


Part II.    OTHER INFORMATION


Item 5.  Other Information                                             11

Signatures                                                             12

                              Delcath Systems, Inc.
                            Condensed Balance Sheet
                                   (Unaudited)
                               September 30, 2003


                                                                   September 30,
                                      Assets                           2003
                                                                  --------------

Current assets:
      Cash and cash equivalents                                 $       944,737
      Certificate of deposit                                          2,000,000
      Interest receivable                                                17,941
      Prepaid insurance                                                  34,540
                                                                   -------------
                                Total current assets                  2,997,218

Furniture and fixtures, net                                              15,035
Due from affiliate                                                       24,000
                                                                   -------------

                                Total assets                    $     3,036,253
                                                                   =============

                      Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable and accrued expenses                     $       336,915

                                                                   -------------
                                Total current liabilities               336,915
                                                                   -------------


Stockholders' equity
      Common stock                                                       97,446
      Additional paid-in capital                                     21,777,064
      Deficit accumulated during development stage                  (19,175,172)
                                                                  --------------

                            Total stockholders' equity                2,699,338
                                                                  --------------

                            Total liabilities and stockholders'
                                equity                          $     3,036,253
                                                                  ==============


See accompanying notes to financial statements

                              Delcath Systems, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                                                                 Cumulative
                                                                                                               From Inception
                                               Three Months Ended                 Nine Months Ended           (August 5, 1988)
                                                 September 30,                      September 30,                    to
                                                2003          2002                2003            2002        September 30, 2003
                                           --------------------------       ------------------------------    ------------------
Costs and expenses:

    General and administrative expenses   $    169,816   $   128,889        $     591,604    $    591,287     $       5,894,913
    Research and development costs             508,428       326,626            1,168,434         886,802            12,579,315
                                           --------------------------       --------------  --------------    ------------------

      Total costs and expenses                 678,244       455,515            1,760,038       1,478,089            18,474,228
                                           --------------------------       ------------------------------    ------------------

      Operating loss                          (678,244)     (455,515)          (1,760,038)     (1,478,089)          (18,474,228)

    Interest income                             24,133        24,260               38,671          72,956               969,134
    Interest expense                                 -             -                    -               -              (171,473)
                                           --------------------------       ------------------------------    ------------------

      Net loss                            $   (654,111)  $  (431,254)      $   (1,721,367)  $  (1,405,133)    $     (17,676,567)
                                           ============  ============       ==============  ==============     =================

Common share data:
    Basic and diluted loss                $      (0.07)  $     (0.10)      $        (0.26)  $       (0.35)
      per share                            ============  ============       ==============  ==============


    Weighted average number
      of shares of common                    9,721,662     4,146,997            6,681,195       4,066,747
     stock outstanding                    ============  ============       ==============  ==============


See accompanying notes to financial statements

                   DELCATH SYSTEMS, INC.
               (A Development Stage Company)
            Condensed Statements of Cash Flows
                        (Unaudited)


                                                                                                          Cumulative
                                                                     Nine Months Ended                  from inception
                                                                       September 30,                   (August 5, 1988)
                                                                  2003              2002            to September 30, 2003
                                                                ------------------------------------------------------------

Cash flows from operating activities:
    Net loss                                                    $ (1,721,367)      $ (1,405,133)          $ (17,676,567)

    Adjustments to reconcile net
      loss to net cash used in operating activities
      Stock option compensation expense                                    -                  -               2,520,170
      Stock and warrant compensation expense                               -                  -                 236,286
      Depreciation expense                                             3,744              5,203                  24,918
      Amortization of organization costs                                   -                  -                  42,165
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses                         62,043             66,000                 (34,540)
      (Increase) decrease in interest receivable                     (12,535)            51,496                 (17,941)
      Due from affiliate                                                   -                  -                 (24,000)
      Increase in accounts payable and accrued expenses              161,744            172,894                 336,914
                                                                --------------------------------------------------------
          Net cash used in operating activities                   (1,506,371)        (1,209,540)            (14,592,595)
                                                                --------------------------------------------------------

Cash flows from investing activities:
      Purchase of furniture and fixtures                              (5,029)            (6,652)                (39,953)
      Purchase of short-term investments                          (2,000,000)          (370,000)             (4,900,000)
      Proceeds from maturities of short-term investments             370,000          1,500,000               2,900,000
      Organization costs                                                   -                  -                 (42,165)
                                                                --------------------------------------------------------
          Net cash used in investing activities                   (1,635,029)         1,123,348              (2,082,118)
                                                                --------------------------------------------------------

Cash flows from financing activities:
      Decrease (increase) in deferred costs in connection
        with a proposed financing transaction                        238,571           (125,659)                      -
      Net proceeds from sale of stock and
        exercise of stock options and warrants                     2,783,916            267,500              16,465,124
      Repurchases of outstanding  common stock                             -                  -                 (51,103)
      Dividends paid                                                       -                  -                (499,535)
      Proceeds from short-term borrowings                                  -                  -               1,704,964
                                                                --------------------------------------------------------
          Net cash provided by financing activities                3,022,487            141,841              17,619,450
                                                                --------------------------------------------------------

      (Decrease) increase in cash and cash equivalents              (118,913)            55,649                 944,737

Cash and cash equivalents at beginning of period                   1,063,650          1,743,068                       -
                                                                --------------------------------------------------------

Cash and cash equivalents at end of period                         $ 944,737        $ 1,798,717             $   944,737
                                                                ================================            ============
    Cash paid for interest                                         $       -        $         -             $   171,473
                                                                ================================            ============
    Supplemental disclosure of non-cash activities:
    Conversion of debt to common stock                             $       -        $         -             $ 1,704,964
                                                                ================================            ============
    Common stock issued for preferred stock dividends              $       -        $         -             $   999,070
                                                                ================================            ============
    Conversion of preferred stock to common stock                  $       -        $         -             $    24,167
                                                                ================================            ============
    Common stock issued as compensation
      for stock sale                                               $       -        $         -             $   510,000
                                                                ================================            ============
    Common stock, options and warrants issued as
      compensation for consulting services                         $       -        $         -             $   236,286
                                                                ================================            ============



See accompanying notes to financial statements








                              Delcath Systems Inc.
                          (A Development Stage Company)


                     Notes to Condensed Financial Statements


Note 1: Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company that was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing and removing high doses of chemotherapy agents to a diseased organ while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an Investigational Device Exemption and an Investigational New Drug status for its product by the Food and Drug Administration ("FDA"). The Company is seeking to complete clinical trials in order to obtain FDA pre-market approval for the use of its delivery system using various chemotherapy agents to treat malignant melanoma that has spread to the liver.

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2003 and 2002 and cumulative from inception (August 5, 1988) to September 30, 2003.

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

Note 5: Sale of Common Stock and Warrants

On May 20, 2003, the Company completed the sale of 677,419 units of its securities at a selling price of $3.10 per unit. Each unit consisted of five shares of common stock and five warrants (the "2003 Warrants") each to purchase one share of common stock. The 2003 Warrants are exercisable at $0.775, and they expire on May 20, 2008. A total of 3,387,095 shares of common stock and 2003 Warrants each were issued, and the Company received gross proceeds of $2,099,999. In addition, the Company granted the underwriters an option to purchase up to an aggregate of an additional 15% of the total units sold in the public offering. On June 10,

2003 the underwriters exercised their option for the full allotment of additional units, and the Company issued 508,060 shares of its common stock and 508,060 of its 2003 Warrants, and received gross proceeds of $314,997. The Company received $68 for granting the underwriters an option to purchase until May 14, 2008, 67,741 units at 165% of the offering price. As a result of the foregoing, the Company received $2,415,064 of proceeds ($1,517,666 after underwriting fees and other expenses).

As of September 30, 2003, the Company has received $1,266,249 of net proceeds from the exercise of 2003 Warrants for which it has issued 1,730,580 shares of its common stock.

The following table sets forth changes in stockholders' equity since December 31, 2002:


                                                Common Stock, $.01 Par Value                        Deficit Accumulated
                                                       Outstanding               Additional               During
                                               -----------------------------
                                               No. of shares        Amount     Paid in Capital       Development Stage     Total
                                               -------------        ------     ---------------       -----------------     -----


Balance at December 31, 2002                    4,118,897         $41,189       $19,049,406            $(17,453,805)    $1,636,790

Sale of stock May 20, 2003 including            3,895,155          38,952         1,478,646                              1,517,598
 underwriter's exercise of over allot-
 ment option, net of related costs
Proceeds from sale of underwriters'
 unit option                                                                             68                                     68
Exercise of 2003 Warrants                       1,730,580          17,305         1,248,944                              1,266,249
Net loss for nine months ended
            September 30, 2003                                                                            (1,721,367)    (1,721,367)
                                                ---------         -------        ----------               -----------    -----------
Balance at September 30, 2003                   9,744,632         $97,446       $21,777,064             $(19,175,172)    $2,699,338

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

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure required by SFAS No. 123.

On August 25, 2003, stock options totaling 470,000 shares were granted to selected employees, nonemployees and directors. The per share weighted average fair value of the stock options for employees and directors was $.32 estimated on the date of grant using the Black-Scholes option-pricing model.

Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated as follows:






                                              Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                              ----------------------------    ---------------------------
                                                 2003              2002         2003                2002
                                                 ----              ----         ----                ----
 Net loss, as reported                       $(654,111)    $    (431,254)   $  (1,721,367)     $  (1,405,133)
 Stock-based employee compensation expense
 included in net loss, net of related tax
 effects                                             0                0                 0                  0
 Stock-based employee compensation
 determined under the fair value based
 method, net of related tax effects            (18,653)          (8,638)          (50,063)            (25,914)
                                               --------     ------------      ------------       --------------
 Pro forma net loss                           (672,764)       (439,892)        (1,771,430)         (1,431,047)
 Loss per share (basic and diluted):
  As reported                                $  (0.07)     $     (0.10)     $       (0.26)    $        (0.35)
  Pro forma                                     (0.07)           (0.11)             (0.27)             (0.35)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (a) Plan of Operation

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include, but are not limited to, uncertainties relating to our ability to successfully complete Phase III clinical trials and secure regulatory approval of any of our current or future drug-delivery systems and uncertainties regarding our ability to obtain financial and other resources for our research, development and commercialization activities. These factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made.

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

We have finalized arrangements with the Sydney Melanoma Unit of the University of Sydney, Sydney Cancer Centre to proceed with recruiting patients for a Phase III study of the Delcath drug delivery system using doxorubicin for inoperable cancer in the liver.

During 2001, we initiated the clinical trial of the system for isolated liver perfusion using the chemotherapy agent, melphalan. The Phase I clinical trial at the National Cancer Institute ("NCI") marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapy agent used in our initial clinical trials.

Enrollment of new patients by the NCI in the Phase I trial using melphalan will continue further through the end of 2003.

NCI is currently preparing a clinical trial protocol for a Phase II trial using melphalan, based on the data collected in the Phase I study. Enrollment in this Phase II study is expected to begin in 2004.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using doxorubicin with the Delcath system and Phase I and II clinical trials using melphalan with the Delcath system. Additional funds, when and if available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer, and the development of additional products and components.

Liquidity and Capital Resources

We stated in our Annual Report on Form 10-KSB for the year ended December 31, 2002 that, without raising any additional funds, we anticipated that our available funds would be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. The funds we raised in our common stock offering that closed in May, discussed below, was less than we originally planned. Therefore, we intend to make efforts to raise additional funds in the next 12 months. We are not projecting any capital expenditures that will significantly affect our liquidity during the next 12 months unless we raise additional funds. Our cash and cash equivalents and certificates of deposit balance at September 30, 2003 was $2,944,737.

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

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and we may never achieve consistent profitability. We had working capital at September 30, 2003 of $2,660,304. We expect to require additional working capital in the future and such working capital may not be available on acceptable terms, if at all. In addition, we may need additional capital in the future to fully implement our business strategy.

In May 2003, we issued 3,387,095 shares of common stock and an equal number of 2003 Warrants upon the closing of an underwritten public offering. In June 2003, we issued an additional 508,060 shares of common stock and an equal number of 2003 Warrants upon exercise in full of the over allotment option we had granted to the underwriters. During the quarter ended June 30, 2003, 1,655,440 of the 2003 Warrants were exercised. During the quarter ended September 30, 2003, an additional 75,140 of the 2003 Warrants were exercised. As a result of the issuances and exercises, we received net proceeds of approximately $2.8 million. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at NCI using melphalan. We also anticipate using a portion of the net proceeds to hire an additional employee.

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to our financial statements included in our 2002 Annual Report on Form 10-KSB. We have not adopted any significant new accounting policies during the nine months ended September 30, 2003, but have reclassified our Statements of Operations to reflect cost and expense accounts on a functional basis for 2002 and prior.

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


                                     PART II
                                Other Information

Item 5. OTHER INFORMATION

     As of October 7, 2003, Paul M. Feinstein was elected as the Company's Chief Financial Officer.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

          31.1     Certification by Chief Executive Officer Pursuant to Rule
                   13a-14.

          31.2     Certification by Chief Financial Officer Pursuant to Rule
                   13a-14.

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.

          None.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DELCATH SYSTEMS, Inc.
                                    (Registrant)


November 6, 2003                         /s/ PAUL M. FEINSTEIN
                                    -----------------------------------------
                                    Paul M. Feinstein
                                    Chief Financial Officer (on behalf of the
                                    registrant and as the principal financial
                                    and accounting officer of the registrant)

                                 EXHIBIT INDEX


       Exhibit No.                      Description

          31.1     Certification by Chief Executive Officer Pursuant to Rule
                   13a-14.

          31.2     Certification by Chief Financial Officer Pursuant to Rule
                   13a-14.

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.