Form 10KSB
period 2003-12-31
DELCATH SYSTEMS INC
filed 2004-03-30
CIK 872912

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X} Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

       Securities registered pursuant to Section 12(b)of the Exchange Act:

                                         Name of Each Exchange
Title of Each Class                       On Which Registered
-------------------                      ----------------------
Common Stock, par value $.01 per share     Boston Stock Exchange
Redeemable Common Stock Warrants           Boston Stock Exchange
issued in 2000
2003 Redeemable Common                     Boston Stock Exchange
Stock Purchase Warrants

      Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
Redeemable Common Stock Warrants issued in 2000
2003 Redeemable Common Stock Purchase Warrants

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

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $1.71 per share, was $16,687,260 as of February 28, 2004.

At February 28, 2004, the registrant had outstanding 9,758,632 shares of par value $0.01 Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2004 Annual Meeting         Incorporated into Part III of
of Stockholders.  (A definitive proxy           this Form 10-KSB
statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.)


           Transitional Small Business Disclosure Format (check one):

                       Yes [ ]                  No [X]

================================================================================

                                     PART I

Item 1. Description of Business.

General

We were incorporated under Delaware law in 1988. We are a development stage company, and we have developed the Delcath system to isolate the liver from the general circulatory system and to administer chemotherapy and other therapeutic agents directly to the liver. Since our inception, we have raised approximately $19.2 million in funds (net of fundraising expenses), and we have invested approximately $13.0 million of those funds in research and development costs associated with development and testing of the Delcath system.

The Delcath system is not currently approved for marketing by the United States Food and Drug Administration, and it cannot be marketed in the United States without FDA pre-marketing approval. We plan to conduct Phase III clinical trials designed to secure marketing approval in the United States and possibly in foreign markets for use of the Delcath system with a particular chemotherapy agent, doxorubicin, currently used to treat malignant melanoma that has spread to the liver. We also plan to continue our clinical trial for the use of the Delcath system with another chemotherapy agent, melphalan, which is also currently used against a variety of cancers that originate in or have spread to the liver. Additionally, we plan to continue pre-clinical and clinical trials on the use of the Delcath system with other chemotherapy agents used to treat liver cancer.

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

The Cancer Treatment Market

The American Cancer Society projects that about 1,368,000 new cases of cancer will be diagnosed in 2004. According to the American Cancer Society's "Cancer Facts and Figures 2004," cancer remains the second leading cause of death in the United States exceeded only by heart disease. While researchers continue to develop innovative new treatments for some forms of this disease, surgical resection, chemotherapy, radiation and hormone therapy continue to be the most commonly used treatments.

The financial burden of cancer is great for patients, their families and society. The National Institutes of Health, in the American Cancer Society's "Cancer Facts & Figures 2004," estimates the overall costs of cancer in the year 2003 to be $189.5 billion, including $64.2 billion in direct medical costs, $16.3 billion for indirect morbidity costs attributable to lost productivity due to illness and $109 billion for indirect mortality costs attributable to lost productivity due to death.

The Liver Cancer Market

Liver cancer is one of the most prevalent and lethal forms of cancer throughout the world. There are two forms of liver cancer: primary and metastatic. Primary liver cancer originates in the liver. Metastatic, or secondary, liver cancer results from the spread of cancer from other places in the body to the liver. With our initial Phase III clinical trials, we will seek to develop data on metastatic melanoma which has spread to the liver. According to the American Cancer Society's "Cancer Facts & Figures 2004," the five-year survival rate for liver cancer patients, both primary and secondary, is approximately 6.9%, compared to the 63% for all other forms of cancer combined. In the liver, tumors can be surgically removed only when they are located in one of the liver's two lobes. However, since symptoms of liver cancer often do not appear until the disease has advanced, more than 80% of cancerous liver tumors cannot be surgically removed at the time of diagnosis. A significant number of patients treated for primary and metastatic liver cancer will also experience a recurrence of their disease.

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

According to the The World Health Report 2003, liver cancer is the fourth most common form of cancer worldwide, accounting for 619,000 deaths. The American Cancer Society in its "Cancer Facts & Figures 2004" has projected that in the United States there will be approximately 18,920 newly diagnosed cases of liver cancer, and 55,100 new cases of melanoma in 2004.

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

Surgery

While surgery is considered the "gold standard" treatment option to address liver tumors, more than 80% of liver tumors are unresectable, which means they do not qualify for surgical removal. This is most often due to the following:

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

Integral to our research and development efforts is our program of clinical research with prominent researchers and physicians that is being conducted presently at The National Cancer Institute and was previously conducted at Yale University, M.D. Anderson Cancer Center and other prominent medical institutions.

Our Clinical Trials

We intend to conduct Phase III clinical trials designed to demonstrate to the FDA that administering doxorubicin with the Delcath system to treat malignant melanoma that has spread to the liver results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously. Phase III clinical trials are a prerequisite for FDA approval of Delcath's pre-marketing application. During these trials, administration of doxorubicin through the Delcath system must be proven to be safe and effective for the treatment of liver cancer. The FDA requires us to demonstrate that delivering doxorubicin using the Delcath system results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously.

We expect the Phase III clinical trials to be conducted at several medical centers worldwide. The trial protocol, which has been approved by the FDA, calls for enrolling a minimum of 122 test subjects who will be treated for malignant melanoma that has spread to the liver. Half of these test subjects will be treated with doxorubicin administered using the Delcath system and the other half, the control group, will be treated with another chemotherapy agent delivered intravenously in accord with a protocol approved by FDA. Trials will commence upon the approval of a budget by the respective institutions. However, our timetable is subject to uncertainty and we cannot assure you that we can meet our planned schedule. We do not know whether all of the medical centers identified will be available to conduct clinical trials when we are in a position to have them commence or that we will be ready to commence the trials within any particular time period.

We have received approval from the Therapeutics Goods Administration, Australia's equivalent of the U.S. FDA, to commence a Phase III trial at the Sydney Melanoma Unit in Australia. We have agreed on a budget for the trial, and we expect to recruit suitable patients. These trials have recently been started. The Sydney Melanoma Unit is the clinical unit of the Department of Surgery of the University of Sydney. It was formed in 1968 and is the largest treatment center for malignant melanoma in the world and conducts a wide range of basic and clinical research relating to melanoma. The Unit has a worldwide reputation for the quality of its patient care, research and treatment programs. Omnicare Clinical Research has been hired as the contract research organization ("CRO") to conduct these trials. Similarly, we intend to hire a CRO to conduct trials at an appropriate domestic research facility. The CRO represents the clinical trial sponsor. They ensure that the principal investigator follows the established protocol and collects the clinical data. The CRO and principal investigators conducting the clinical trials are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our clinical trials. They may fail to meet their contractual obligations or fail to meet regulatory standards in the performance of their obligations, and we may not be able to prevent or correct their failures. Failure of the CRO to perform as expected or required, including failure of the principal investigators to enroll a sufficient number of patients for our trials, could result in the failure of the clinical trials and the failure to obtain FDA pre-marketing approval. We believe that we will acquire sufficient data to seek FDA pre-marketing approval of the Delcath system within twelve to eighteen months after the last patient enrolled.

We do not know how long the FDA may take to evaluate our submission, and they may require that additional trials be conducted or they may not grant approval.

The FDA pre-marketing approval we are currently seeking is limited to administration of doxorubicin with the Delcath system to treat patients suffering from metastatic melanoma which has spread to the liver. If we are granted this approval, we plan to seek additional FDA pre-marketing approvals for using the Delcath system with other chemotherapy agents for treatment of other liver cancers and with anti-viral drugs for treatment of other diseases, such as hepatitis. In many instances, the process of applying for and obtaining regulatory approvals involves rigorous pre-clinical and clinical testing. The time, resources and funds required for completing necessary testing and obtaining approvals is significant, and FDA pre-marketing approval may never be obtained for some medical devices or drug delivery systems. If we fail to raise the additional capital required or enter into strategic partnerships to finance this testing or if we fail to obtain the required approvals, our potential growth and the expansion of our business would likely be limited.

Prior to starting the Phase III trials, we conducted Phase I and II clinical trials at three United States medical centers under investigational device and investigational new drug exemptions granted by the FDA. The trials were designed to demonstrate the system's "functionality," or its ability to administer to and extract from the liver approved and marketed chemotherapy agents. Forty-four patients participated in the trials. Twenty-one of these test subjects had primary liver cancer or melanoma which had spread to the liver and were treated with doxorubicin. The remaining twenty-three test subjects suffered from other forms of liver cancer and/or were treated with another chemotherapy agent, 5-FU. These trials demonstrated that the Delcath system was capable of extracting approximately 70% to 85% of the chemotherapy agent administered to the liver. Therefore, the Delcath system permits the delivery of higher dosages of chemotherapy agents to the cancer site while at the same time minimizing damage to healthy tissue.

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

Our Clinical Trial and Agreement with The National Cancer Institute

In 2001, the Company announced that The National Institutes of Health/The National Cancer Institute approved a Phase I clinical study protocol for administering escalating doses of another chemotherapy agent, melphalan, through the Delcath system to patients with metastatic and unresectable cancer of the liver.

The Phase I clinical trial conducted at The National Cancer Institute ("NCI") has completed its recruitment of patients, all experiencing metastatic and unresectable liver cancer. The goal of a Phase I clinical trial is to determine the maximum tolerated dose of melphalan that can be administered before it becomes toxic to the patient's system. H. Richard Alexander, MD, chief of the Surgical Metabolism Section at NCI has drafted a Phase II study protocol on the basis of toxicity profiles and efficacy responses observed thus far. This protocol is expected to focus on specific patient populations, including patients with melanoma and colorectal cancers that have metastasized to the liver. In preparation for the protocol's filing, the Company has collected data from the majority of treated patients including pharmacokinetics of the high-dose melphalan therapy, responses documented on patient CT scans and the observed side effects. The Company is analyzing this data in preparation for a meeting with the FDA to discuss the Phase II protocol and to discuss the possibility of obtaining accelerated approval from the FDA.

These clinical trials are subject to the terms and conditions of the Cooperative Research and Development Agreement (the "CRADA") between us and NCI. We obtained FDA approval to conduct the Phase I clinical trial; however, further FDA approval is necessary to conduct Phase II studies. We have not yet requested such approval. The goal of a Phase II clinical trial is to determine various factors such as the appropriate dosage, the timing of each dose and the efficacy of the proposed dose. We cannot estimate how long it will be until we receive FDA approval to commence the Phase II study. The scope of the Phase II study is to develop a Delcath system-based treatment protocol for the regional therapy of the liver using escalating doses of melphalan delivered through the utilization of the Delcath system and to develop a Delcath system-based Phase II treatment protocols as a follow-up to the Phase I study. The Phase II study will involve patients with specific histologies (diseases) who have unresectable cancers confined to the liver using the maximum tolerated dose of melphalan administered using the Delcath system.

The patients will be treated with up to four series of infusions based upon toxicity and response to treatment. The Phase II study is expected to begin shortly after completion of the Phase I.

The CRADA commits NCI to perform the research necessary under the Phase I and Phase II protocols approved by the FDA with Delcath acting as the sponsor, and NCI providing the principal investigator. Delcath will provide funding to NCI in the amount of $918,750 payable in quarterly installments over the five-year term of the agreement beginning in the second quarter of 2001 unless the CRADA is terminated early. The CRADA can be terminated at any time by either party. In the event of an early termination, we would be responsible for unfunded costs incurred prior to the termination date and all reasonable termination costs. The term of the CRADA is intended to allow for what the parties expect to be the potential maximum amount of time necessary to complete and evaluate Phase I and Phase II trials. An amendment to the CRADA would be necessary if the parties decide to initiate additional clinical trials using another chemotherapy agent. If the results of the Phase I and Phase II trials are successful, we will probably need additional capital to pay for the expenses associated with a Phase III clinical trial.

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

Sales and Marketing

We intend to focus our marketing efforts on the over fifty NCI designated Cancer Centers in the United States recognized by NCI, beginning with the hospitals participating in the Phase III clinical trials, as well as key foreign institutions including the Sydney Melanoma Unit. We will focus these efforts on two distinct groups of medical specialists in these comprehensive cancer centers:

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

We believe that the Delcath system will provide significant cost savings in that it should reduce treatment and hospitalization costs associated with the side-effects of chemotherapy. Our planned wholesale price to the hospital for the Delcath system kit is approximately $4,000. A patient is expected to undergo an average of four treatments with the Delcath system, each requiring a new system kit. Each treatment with the Delcath system, including the cost of the treatment kit, has an estimated cost of approximately $12,000, resulting in a total estimated treatment cost of approximately $48,000. This compares to a total estimated cost of conventional aggressive chemotherapy treatment of approximately $160,000 to $180,000, which includes the hospitalization and treatment costs associated with the side-effects of the systemic delivery of chemotherapy agents.

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

The Delcath system kit is being manufactured domestically by the OEM division of
B. Braun Medical, Inc. of Germany. B. Braun is also supplying the other catheters and accessories and assembling the Delcath system kit. The Delcath system kit components must be manufactured and sterilized in accordance with manufacturing and performance specifications that are on file with the FDA. B, Braun has demonstrated that the components it manufactures meet these specifications. B. Braun's manufacturing facility is ISO 9000 approved, which will allow the use of the system in European markets. B. Braun has experience in obtaining regulatory approval for medical products in European markets and has indicated informally that it will assist us in this process. We have not entered into a written agreement with B. Braun to manufacture the system either for the clinical trials or for commercial sale.

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

To date, we have purchased the activated charcoal filters used in the Delcath system from Asahi Medical Products of Japan. Asahi has discontinued manufacturing these filters. We have an inventory of filters from Asahi which we expect will be sufficient to meet our needs for at least the next twelve months. However, as part of our application process with the FDA, we obtained approval to utilize filters from any manufacturer that falls within certain performance parameters and meets the specifications on file with the FDA. Therefore, we are currently testing an alternative filter from a domestic manufacturer that we believe is capable of providing us with the quality of filters that are required to meet the specifications on file with the FDA in the quantity that we will require to conduct future clinical trials and to market the Delcath system commercially.

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

Government Regulation

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

Doxorubicin, the drug that we are initially seeking to have approved for delivery by the Delcath system, is a widely used chemotherapy agent that has been approved by the FDA. Melphalan, the drug that will be administered through the Delcath system in the NCI-sponsored study, is a chemotherapy agent that has also been approved by the FDA. Like all approved drugs, the approved labeling includes indications for use, method of action, dosing, side-effects and contraindications. Because the Delcath system delivers both drugs through a mode of administration and at a dose strength that differs from those currently approved, approval for revised labeling of doxorubicin and melphalan products permitting their use with the Delcath system must be obtained. The application to change the labeling must be filed by a drug manufacturer holding an existing new drug application or an abbreviated new drug application. We are currently in discussions with a drug manufacturer who holds an existing license for doxorubicin for the manufacturer to submit an application supporting the new labeling, assuming data from the Phase III clinical trial is favorable. We are also currently in discussions with the drug manufacturers that hold a new drug application or an abbreviated new drug application for melphalan and plan actively to solicit one of them to file an application for new labeling with the FDA.

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

Given the short life expectancy of patients suffering from metastatic melanoma of the liver, we believe the FDA will review our pre-market application expeditiously. However, approval of the Delcath system may take longer if the FDA requests substantial additional information or clarification, or if any major amendments to the application are filed. In addition, the FDA may refer this matter to an advisory committee of experts to obtain views about the Delcath system. This process is referred to as a "panel review," and could delay the approval of the Delcath system. The FDA will usually inspect the applicant's manufacturing facility to ensure compliance with quality systems regulations prior to approval of an application. The FDA also may conduct bio-research monitoring inspections of the clinical trial sites and the applicant to ensure data integrity and that the studies were conducted in compliance with the applicable FDA regulations, including good clinical practice regulations.

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

Drugs. A manufacturer of a chemotherapy agent must obtain an amendment of a supplemental new drug application for a chemotherapy product providing for its use with the Delcath system before the system may be marketed in the United States to deliver that agent to the liver or any other site. The FDA-approved labeling for both doxorubicin and melphalan does not provide for its delivery with the Delcath system. We must partner with the holders of an approved drug application for doxorubicin and melphalan to make this change to the labeling of both agents. We are in discussions with drug companies for this purpose, but we have no assurance that we will reach agreement with these companies or that the FDA will approve the application. If this approval is obtained, it would not have a negative effect on the manufacturers of either doxorubicin or melphalan. Rather, the drug manufacturer would have the opportunity to expand the use of the drugs as a result of changing their label to include the Delcath labeling.

Phase III clinical trial protocols using doxorubicin have been approved by the FDA under our investigational new drug application. FDA regulations also require that prior to initiating the trials the sponsor of the trials obtain institutional review board approval from each investigational site that will conduct the trials. We have received institutional review board approval at the Sydney Melanoma Unit and are seeking the approval of institutional review boards at several other medical centers by assembling and providing them with information with respect to the trials.

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

Foreign Regulation. In order for any foreign strategic partner to market our products in Asia, Europe, Latin America and other foreign jurisdictions, they must obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme. In addition, there may be foreign regulatory barriers other than pre-marketing approval or clearance.

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

Patents, Trade Secrets and Proprietary Rights

Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the health care industry has traditionally placed considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. We hold the following six United States patents, as well as three corresponding foreign patents in Canada, Europe and Japan that we believe are or may be material to our business:


Summary Description of Patents                                             Patent No.            Expiration Date
                                                                           ----------            ---------------
Isolated perfusion method for cancer treatment                           U.S. #5,069,662        October 21, 2008
Isolated perfusion device -- catheter for use in isolated perfusion
  in cancer treatment                                                    U.S. #5,411,479        April 20, 2013
Device and method for isolated pelvic perfusion                          U.S. #5,817,046        July 14, 2017
Catheter design to allow blood flow from renal veins and limbs
  to bypass occluded segment of IVC                                      U.S. #5,893,841        August 30, 2016
Catheter with slideable balloon to adjust isolated segment               U.S. #5,919,163        July 14, 2017
Isolated perfusion method for kidney cancer                              U.S. #6,186,146        January 13, 2017

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

Employees

As of February 28, 2003 we had 5 full-time employees. We intend to recruit additional personnel in connection with the research, development, manufacturing and marketing of our products. None of our employees is represented by a union and we believe relationships with our employees are good.

In addition to our full-time employees, we engage the services of medical, scientific, and financial consultants.

Item 2. Description of Property.

We currently occupy approximately 3,600 square feet of office space at 1100 Summer Street, Stamford, Connecticut, on a month-to-month basis. We have occupied these facilities since 1992, and the space is adequate for our current needs. If we require different or additional space in the future, we believe that satisfactory space will be available at commercially reasonable rates in or near our current facility, although there can be no assurance that additional facilities and equipment will be available upon reasonable or acceptable terms, if at all. We believe that our properties are adequately covered by insurance.

We believe that our facilities and equipment are in good condition and are suitable for our operations as presently conducted and for our foreseeable future operations.

We do not invest in real estate, interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are not a party to any litigation other than routine litigation incidental to our business. We believe that the outcome of any such routine litigation cannot reasonably be expected to have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

Our common shares trade on the NASDAQ Small Cap market under the symbol "DCTH" and on the Boston Stock Exchange under the symbol "DCT." The redeemable common stock purchase warrants we issued in 2000 are listed on the Nasdaq Small Cap market and the Boston Stock Exchange under the symbols "DCTHW" and "DCT/U," respectively. The redeemable common stock purchase warrants we issued in 2003 are listed on the Boston Stock Exchange under the symbol "DCT&W."

The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated as reported on the Nasdaq Small Cap Market:

                            Common Stock Price Range
                            ------------------------

                                                    2003
                                                    ----
                                         High                Low
                                         ----                ---
Quarter ended March 31, 2003            $1.79               $0.94
Quarter ended June 30, 2003              2.35                0.56
Quarter ended September 30, 2003         1.55                1.00
Quarter ended December 31, 2003          1.39                0.86


                                                    2002
                                                    ----
                                         High                 Low
                                         ----                 ---
Quarter ended March 31, 2002            $2.90                $0.94
Quarter ended June 30, 2002              1.90                 0.68
Quarter ended September 30, 2002         1.11                 0.63
Quarter ended December 31, 2002          2.66                 0.31

     As of February 28, 2004, there were approximately 81 stockholders of record of our Common Stock and approximately 686 additional beneficial owners of our Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2003 with respect to our compensation plans under which our equity securities are authorized for issuance.


           Plan category              Number of securities to      Weighted average           Number of securities
                                      be issued upon exercise      exercise price of          remaining available
                                      of outstanding options,      outstanding options,       for future issuance
                                      warrants and rights          warrants and rights        under equity
                                                                                              compensation plans
                                                                                              (excluding securities
                                                                                              reflected in column
                                                                                              (a))
                                                (a)                      (b)                            (c)

Equity compensation plans approved
by security holders                          1,520,678                  $2.09                     (44,541) (1)

Equity compensation plans
not approved by security holders                --                        --                        --

                                    -------------------------   ------------------------     -----------------------
Total                                         1,520,678                 $2.09                     (44,541) (1)

---------

(1) As of December 31, 2003, options to purchase 1,520,678 shares of the Company's common stock were outstanding which exceeded by 44,541 the aggregate number of shares reserved for the Company's option plans. As a result of options which expired or were forfeited in January 2004, the remaining options outstanding were within the limits of the option plans.

During the fourth quarter of 2003, no purchases were made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of any shares of our Common Stock.


Item 6. Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device and the clinical trials of our product, and the pursuit of patents worldwide, as described in Item 1 under "Patents, Trade Secrets and Proprietary Rights." We expect to continue to incur significant losses from costs for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities. While the amount of future net losses and time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapeutic agent, melphalan. The Phase I trial at the National Cancer Institute marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapeutic agent used in our initial clinical trials. Enrollment of new patients in the Phase I trial was completed in 2003. Enrolled patients will continue to be followed.

NCI is currently preparing a clinical trial protocol for a Phase II trial of melphalan, based on the data collected in the Phase I study. Enrollment in this Phase II study is expected to begin during 2004. The Principal Investigator at the

NCI has informed the Company that he has presented his findings in appropriate medical forums and is reviewing his data in preparation for a meeting with the FDA to discuss the Phase II protocol..

We also announced that the Therapeutics Goods Adminstration, Australia's equivalent of the U.S. FDA, has given the Company approval to commence a Phase III trial at the Sydney Melanoma Unit to proceed with study of the Delcath drug delivery system for inoperable cancer in the liver. We are currently identifying and recruiting patients and are in discussions with other sites worldwide.


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

     Liquidity and Capital Resources

Our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through 2004. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company is projecting the hiring of one additional employee.

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

     Future Capital Needs; Additional Future Funding

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of it ever achieving consistent profitability. The Company believes its capital resources are adequate to fund operations for at least the next twelve months but anticipates that it will require additional working capital in 2005. There can be no assurance that such working capital will be available on acceptable terms, if at all.

     Forward Looking Statements

Certain statements in this Form 10-KSB, including statements of our and management's expectations, intentions, plans, objectives and beliefs, including those contained in or implied by "Management's Discussion and Analysis or Plan of Operation," are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans" and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed in Item 1 above under "Description of Business" and other risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our Form 10-QSB, Form 8-K and Form 10-KSB reports filed with the Commission.

     Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements included herein. The Company has not adopted any significant new accounting policies during the twelve months ended December 31, 2003.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

(c) Off-balance sheet arrangements.

We do not have any off-balance arrangements [that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors].

Item 7. Financial Statements.

Please refer to pages F-1 through F-17

Independent Auditors' Report

Balance Sheet as of December 31, 2003

Statements of Operations for the years ended December 31, 2003 and 2002 and cumulative from inception (August 5, 1988) to December 31, 2003

Statements of Stockholders' Equity for the years ended December 31, 2003 and 2002 and cumulative from inception (August 5, 1988) to December 31, 2003

Statements of Cash Flows for the years ended December 31, 2003 and 2002 and cumulative from inception (August 5, 1988) to December 31, 2003

Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information in response to Item 304 of Regulation S-B is not included herein because such information has been "previously reported," as defined in Rule 12b-2 under the Exchange Act.

Item 8A. Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures performed by our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

As used herein, "disclosure controls and procedures" means controls and other procedures of ours that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive officer or officers and our principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Since the date of the evaluation described above, there were no significant changes in our internal control or in other factors that could significantly affect these controls, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

The information required by Item 307 of Regulation S-B as amended effective August 14, 2003 will be included in our annual report for our first fiscal year ending on or after April 15, 2005.

The information required by Item 308 of Regulation S-B as amended effective August 14, 2003 will be included in our annual report for our first fiscal year ending on or after April 15, 2005


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Items 401, 405 and 406 of Regulation S-B is incorporated by reference into this Form 10-KSB by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") for its 2004 Annual Meeting of Stockholders.

Item 10. Executive Compensation

The information required by Item 402 of Regulation S-B is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits


     3.1 Amended and Restated Certificate of Incorporation of Delcath Systems, Inc., as amended. [(incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 (Commission File No. 001-16133))].

     3.2 Amended and Restated By-Laws of Delcath Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registrant's

 Exhibit No.                     Description


          Registration Statement on Form SB-2 (Registration No. 333-39470)).


     4.1 Warrant Agreement, dated January as of 5, 2001, by and between Delcath Systems, Inc. and Euroland Marketing Solutions, Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 001-16133)).

     4.2 Warrant No. W-2 to purchase up to 150,000 units granted to Euroland Marketing Services, Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 001-16133)).

     4.3 Rights Agreement, dated October 30, 2001, by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-A dated November 12, 2001 (Commission File No. 001-16133)).

     4.4 Form of Warrant Agreement by and between Delcath Systems, Inc. and Whale Securities Co., L.P. (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     4.5 Form of Warrant Agent Agreement by and among Delcath Systems, Inc., Whale Securities Co., L.P., and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to Amendment No. 5 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     4.6 Form of Underwriter's Unit Warrant Agreement between Delcath Systems, Inc. and Roan/Meyers Associates L.P. (incorporated by reference to
          Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

     4.7 Specimen 2003 Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

     4.8 Form of Warrant Agent Agreement by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as warrant agent, with respect to the 2003 Warrants (incorporated by reference to Exhibit 4.8 to Amendment No. 3 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

     4.9 Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated March 19, 2004).

     10.1 1992 Incentive Stock Option Plan (incorporated by reference to Exhibit
          10.1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     10.2 1992 Non-Incentive Stock Option Plan (incorporated by reference to
          Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).


     10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 10.3 to
          10.3 Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     10.4 2001 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 001-16133)).

     10.5 Employment Agreement, effective as of October 1, 2003, by and among Delcath Systems, Inc. and M. S. Koly.

 Exhibit No.                     Description

     10.6 Employment Agreement, effective as of October 1, 2003, by and among Delcath Systems, Inc. and Samuel Herschkowitz.

     10.7 Exclusive Distributorship Agreement, dated as of December 27, 1996, by and between Nissho Corporation and Delcath Systems, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     10.8 Common Stock Purchase Agreement dated as of March 19, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 19, 2004).

     10.9 Registration Rights Agreement dated as of March 19, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated March 19, 2004).

     14   Code of Business Conduct.

     24   Power of Attorney (included on the signature page hereto).

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14.

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the last quarter of the year covered by this report, we did not file any Reports on Form 8-K.

Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DELCATH SYSTEMS, INC.
                                        Registrant

                                                /s/ M. S. Koly
                                        ------------------------------------
                                         M. S. Koly, President
                                         March 30, 2004






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

Signature                              Title                       Date

 /s/ M. S. Koly                 President, Chief Executive      March 30, 2004
M. S. Koly                      Officer, Treasurer
                                and Director (Principal
                                Executive Officer)


/s/ Paul M. Feinstein           Chief Financial Officer         March 30, 2004
Paul M. Feinstein               (Principal Financial Officer
                                and Principal Accounting
                                Officer)


/s/ Samuel Herschkowitz, M.D.   Chairman of the Board           March 30, 2004
Samuel Herschkowitz, M.D.


/s/ Mark A. Corigliano          Director                        March 30, 2004
Mark A. Corigliano


/s/ Daniel Isdaner              Director                        March 30, 2004
Daniel Isdaner


/s/ Victor Nevins               Director                        March 30, 2004
Victor Nevins

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)



                          Index to Financial Statements

                                                                Page

Independent Auditors' Report                                    F-2

Balance Sheet as of December 31, 2003                           F-3

Statements of  Operations  for the years  ended
     December  31, 2003 and 2002 and
     cumulative from inception
     (August 5, 1988) to December 31, 2003                      F-4

Statements of Stockholders' Equity for the years ended
     December 31, 2003 and 2002 and cumulative from
     inception (August 5, 1988) to December 31, 2003            F-5

Statements of Cash Flows for the years ended December 31,
     2003 and 2002 and cumulative from inception
     (August 5, 1988) to December 31, 2003                      F-6

Notes to Financial Statements                                   F-7

                          Independent Auditors' Report


The Board of Directors
Delcath Systems, Inc.:


We have audited the accompanying balance sheet of Delcath Systems, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003 and for the period from August 5, 1988 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Delcath Systems, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 and for the period from August 5, 1988 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


Eisner LLP

New York, NY
February 11, 2004
With respect to Note 6,
March 22, 2004

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                                  Balance Sheet


                                                                   December 31,
                                                                       2003
                                                               ------------------
                                  Assets
Current assets:
       Cash and cash equivalents                            $            313,615
       Certificates of deposit                                         2,017,321
       Interest receivable                                                14,272
       Prepaid insurance                                                  47,500
                                                               ------------------
                      Total current assets                             2,392,708

Furniture and fixtures, net                                               13,787
Due from affiliate                                                        24,000
                                                               -----------------

                      Total assets                          $          2,430,495
                                                               =================

                   Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable and accrued expenses                $            260,200
                                                               -----------------
                      Total current liabilities                          260,200
                                                               -----------------

Stockholders' equity:
       Preferred stock, $.01 par value; 10,000,000 shares
              authorized; no shares issued and outstanding                --
       Common stock, $.01 par value; 35,000,000 shares
              authorized; 9,772,732 shares issued and
              9,744,632 outstanding                                       97,446
       Additional paid-in capital                                     21,777,065
       Deficit accumulated during development stage                  (19,704,216)
                                                               -----------------

                     Total stockholders' equity                        2,170,295
                                                               -----------------

                     Total liabilities and stockholders'
                      equity                                $          2,430,495
                                                               =================



See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                  Cumulative
                                                                                from inception
                                                                                (August 5, 1988)
                                                Year ended December 31,                to
                                                  2003             2002         December 31, 2003
                                           ---------------------------------  -------------------

Costs and expenses:

 General and administrative              $       707,737    $    723,763        $     6,011,046
 Research and development                      1,598,615       1,173,275             13,009,496
                                           ---------------------------------  -------------------

  Total costs and expenses                     2,306,352       1,897,038             19,020,542
                                           ---------------------------------  -------------------

  Operating loss                              (2,306,352)     (1,897,038)           (19,020,542)

Other income (expense):
 Interest income                                  55,941          89,992                986,404

 Interest expense                                 --              --                    (171,473)
                                           ---------------------------------  -------------------

  Net loss                              $   (2,250,411)    $ (1,807,046)       $    (18,205,611)
                                           ============== ==================  ===================

Common share data:
   Basic and diluted loss per share      $        (0.30)     $    (0.44)
========================================   ============== ===============

   Weighted average number of basic
           and diluted common shares
           outstanding                        7,453,349       4,085,049
                                           ============== ===============



See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity


                   Years ended December 31, 2003 and 2002 and cumulative from inception (August 5, 1988) to December 31, 2003



                                                                           Common stock $.01 par value
                                         -------------------------------------------------------------------------------------
                                                     Issued                   In treasury                  Outstanding
                                         -------------------------------------------------------------------------------------
                                        No. of                     No. of                           No. of
                                        shares       Amount        shares           Amount          shares           Amount
                                        ------       ------       -------           ------          -------          ------
Shares issued in connection with the
  formation of the Company as of
  August 22, 1988                       621,089      $ 6,211          --          $   --            621,089         $ 6,211
Sale of preferred stock,
  August 22, 1988                          --           --            --              --               --              --
Shares returned as of March 8, 1990        --           --        (414,059)         (4,141)        (414,059)         (4,141)
Sale of stock, October 2, 1990             --           --          17,252             173           17,252             173
Sale of stock, January 23, 1991            --           --          46,522             465           46,522             465
Sale of stock, August 30, 1991             --           --           1,353              14            1,353              14
Sale of stock, December 31, 1992           --           --         103,515           1,035          103,515           1,035
Sale of stock, July 15, 1994               --           --         103,239           1,032          103,239           1,032
Sale of stock, December 19, 1996           --           --          39,512             395           39,512             395
Shares issued in connection with
  conversion of short-term
   borrowings as of
  December 22, 1996                      58,491          585        98,388             984          156,879           1,569
Sale of stock, December 31, 1997         53,483          535          --              --             53,483             535
Exercise of stock options                13,802          138         3,450              35           17,252             173
Shares issued as compensation             2,345           23           828               8            3,173              31
Amortization of compensatory
  stock options granted                    --           --            --              --               --              --
Forfeiture of stock options                --           --            --              --               --              --
Shares issued in connection with
  exercise of warrants                   21,568          216          --              --             21,568             216
Sale of stock,  January 16, 1998         34,505          345          --              --             34,505             345
Sale of stock, September 24, 1998         3,450           35          --              --              3,450              35
Shares returned, April 17, 1998          (3,450)         (35)        --              --              (3,450)            (35)
Amortization of compensatory
  stock options granted                    --           --            --              --               --              --
Forfeiture of stock options                --           --            --              --               --              --
Exercise of stock options                 8,626           86          --              --              8,626              86
Sale of stock, June 30, 1999             46,987          470          --              --             46,987             470
Amortization of compensatory
  stock options granted                    --           --            --              --               --              --
Forfeiture of stock options                --           --            --              --               --              --
Shares issued in connection with
  exercise of warrants                    2,300           23          --              --              2,300              23
Sale of stock, April 14, 2000           230,873        2,309          --              --            230,873           2,309
Dividends paid on preferred stock       690,910        6,909          --              --            690,910           6,909
Conversion of preferred stock           833,873        8,339          --              --            833,873           8,339
Sale of stock, October 19, 2000       1,200,000       12,000          --              --          1,200,000          12,000
Shares issued as compensation
  for stock sale                         85,000          850          --              --             85,000             850
Stock options issued as
  compensation                             --           --            --              --               --              --
Sum of fractional common shares
  cancelled after year 2000
  stock splits                              (36)          (1)        --              --                 (36)             (1)
Stock warrants issued as
  compensation                             --           --            --              --               --              --
Deficit accumulated from inception
  to December 31, 2001                     --           --            --              --               --              --
                                      -----------     --------      -----           -----         ----------        ---------

Balance at December 31, 2001            3,903,816       39,038        --              --            3,903,816          39,038

Sale of stock on April 3, 2002            243,181        2,432        --              --              243,181           2,432
Repurchases of stock, November                                      (28,100)         (281)            (28,100)           (281)
  and December 2002
Net loss for year ended
  December 31, 2002                        --           --            --              --               --              --
                                      -----------     --------      -----           -----         ----------        ---------
Balance at December 31, 2002            4,146,997   $   41,470      (28,100)       $ (281)          4,118,897    $     41,189


Sale of stock May 20, 2003 including
  underwriter's exercise of
  overallotment option                  3,895,155       38,952        --              --            3,895,155          38,952
Proceeds from sale of unit option          --           --            --              --               --              --
Exercise of 2003 Warrants               1,730,580       17,305             0              0         1,730,580          17,305
Net loss for year ended
  December 31, 2003
                                      -----------     --------      -------         -------        ----------        --------
Balance at December 31, 2003            9,772,732       97,727      (28,100)           (281)        9,744,632          97,446
                                      ===========     ========      =======         =======        ==========        ========





                                                                   Class A                     Class B
                                       Preferred Stock          preferred stock            preferred stock
                                     ----------------------------------------------------------------------------
                                       $.01 par value            $.01 par value             $.01 par value
                                     ----------------------------------------------------------------------------
                                     No. of                   No. of                     No. of
                                      shares     Amount       shares          Amount     shares         Amount
                                     -------     ------      -------          ------     ------         ------
Shares issued in connection with the
 formation of the Company as of
 August 22, 1988                       --        $ --             --         $  --          --         $  --
Sale of preferred stock,
 August 22, 1988                       --          --        2,000,000        20,000        --            --
Shares returned as of March 8, 1990    --          --             --            --          --            --
Sale of stock, October 2, 1990         --          --             --            --          --            --
Sale of stock, January 23, 1991        --          --             --            --       416,675         4,167
Sale of stock, August 30, 1991         --          --             --            --          --            --
Sale of stock, December 31, 1992       --          --             --            --          --            --
Sale of stock, July 15, 1994           --          --             --            --          --            --
Sale of stock, December 19, 1996       --          --             --            --          --            --
Shares issued in connection with
 conversion of short-term
  borrowings as of
 December 22, 1996                     --          --             --            --          --            --
Sale of stock, December 31, 1997       --          --             --            --          --            --
Exercise of stock options              --          --             --            --          --            --
Shares issued as compensation          --          --             --            --          --            --
Amortization of compensatory
 stock options granted                 --          --             --            --          --            --
Forfeiture of stock options            --          --             --            --          --            --
Shares issued in connection with
 exercise of warrants                  --          --             --            --          --            --
Sale of stock,  January 16, 1998       --          --             --            --          --            --
Sale of stock, September 24, 1998      --          --             --            --          --            --
Shares returned, April 17, 1998        --          --             --            --          --            --
Amortization of compensatory
 stock options granted                 --          --             --            --          --            --
Forfeiture of stock options            --          --             --            --          --            --
Exercise of stock options              --          --             --            --          --            --
Sale of stock, June 30, 1999           --          --             --            --          --            --
Amortization of compensatory
 stock options granted                 --          --             --            --          --            --
Forfeiture of stock options            --          --             --            --          --            --
Shares issued in connection with
 exercise of warrants                  --          --             --            --          --            --
Sale of stock, April 14, 2000          --          --             --            --          --            --
Dividends paid on preferred stock      --          --             --            --          --            --
Conversion of preferred stock          --          --        (2,000,000)      (20,000)   (416,675)       (4,167)
Sale of stock, October 19, 2000        --          --             --            --          --            --
Shares issued as compensation
 for stock sale                        --          --             --            --          --            --
Stock options issued as
 compensation                          --          --             --            --          --            --
Sum of fractional common shares
 cancelled after year 2000
 stock splits                          --          --             --            --          --            --
Stock warrants issued as
 compensation                          --          --             --            --          --            --
Deficit accumulated from inception
 to December 31, 2001                  --          --             --            --          --            --
                                     ------------------------------------  ------------------------  ------------

Balance at December 31, 2001           --          --             --            --          --            --

Sale of stock on April 3, 2002         --          --             --            --          --            --
Repurchases of stock, November         --          --             --            --          --            --
 and December 2002
Net loss for year ended
 December 31, 2002                     --          --             --            --          --            --
                                     ----------------------------------------------------------------------------
Balance at December 31, 2002                0    $      0              0    $        0           0     $       0


Sale of stock May 20, 2003 including
 underwriter's exercise of
 overallotment option                  --          --             --            --          --            --
Proceeds from sale of unit option      --          --             --            --          --            --
Exercise of 2003 Warrants                   0           0              0             0           0             0
Net loss for year ended
 December 31, 2003
                                     ---------------------------------------------------------------------------
Balance at December 31, 2003                0    $      0              0    $        0           0    $        0
                                     ===========================================================================



                                                     Deficit
                                                   accumulated
                                    Additional       during
                                      paid-in      development
                                      capital         stage        Total
                                    ------------   ------------ -----------
Shares issued in connection with
the
   formation of the Company as of
   August 22, 1988                     (5,211)     $    --      $  1,000
Sale of preferred stock,
   August 22, 1988                    480,000           --       500,000
Shares returned as of March 8, 1990     4,141           --          --
Sale of stock, October 2, 1990         24,827           --        25,000
Sale of stock, January 23, 1991     1,401,690           --     1,406,322
Sale of stock, August 30, 1991          9,987           --        10,001
Sale of stock, December 31, 1992    1,013,969           --     1,015,004
Sale of stock, July 15, 1994        1,120,968           --     1,122,000
Sale of stock, December 19, 1996      999,605           --     1,000,000
Shares issued in connection with
   conversion of short-term
    borrowings as of
   December 22, 1996                1,703,395           --     1,704,964
Sale of stock, December 31, 1997      774,465           --       775,000
Exercise of stock options              30,827           --        31,000
Shares issued as compensation          34,454           --        34,485
Amortization of compensatory
   stock options granted            2,496,347           --     2,946,347
Forfeiture of stock options          (279,220)          --      (279,220)
Shares issued in connection with
   exercise of warrants               234,182           --       234,398
Sale of stock,  January 16, 1998      499,655           --       500,000
Sale of stock, September 24, 1998      56,965           --        57,000
Shares returned, April 17, 1998        (4,965)          --        (5,000)
Amortization of compensatory
   stock options granted            1,166,418           --     1,666,418
Forfeiture of stock options          (407,189)          --      (407,189)
Exercise of stock options              67,414           --        67,500
Sale of stock, June 30, 1999          775,722           --       776,192
Amortization of compensatory
   stock options granted               98,186           --        98,186
Forfeiture of stock options          (554,371)          --      (554,371)
Shares issued in connection with
   exercise of warrants                24,975           --        24,998
Sale of stock, April 14, 2000         499,516           --       501,825
Dividends paid on preferred stock     992,161    (1,498,605)    (499,535)
Conversion of preferred stock          15,828           --          --
Sale of stock, October 19, 2000     5,359,468           --     5,371,468
Shares issued as compensation
   for stock sale                        (850)         --          --
Stock options issued as
   compensation                         3,800           --         3,800
Sum of fractional common shares
   cancelled after year 2000
   stock splits                              1          --          --
Stock warrants issued as
    compensation                       198,000           --      198,000
Deficit accumulated from inception
   to December 31, 2001                  --     (14,148,154) (14,148,154)
                                    ----------   ----------   -----------

Balance at December 31, 2001        18,835,160   (15,646,759)  3,227,439

Sale of stock on April 3, 2002         265,068          --       267,500
Repurchases of stock, November         (50,822)         --       (51,103)
   and December 2002
Net loss for year ended                           (1,807,046)  (1,807,046)
   December 31, 2002                     --             --          --
                                    -----------  ------------  -----------
Balance at December 31, 2002        $19,049,406 $(17,453,805) $ 1,636,790

Sale of stock May 20, 2003 including
   underwriter's exercise of
   overallotment option               1,453,696         --      1,492,648
Proceeds from sale of unit option            68         --             68
Exercise of 2003 Warrants             1,273,895            0    1,291,200
Net loss for year ended
   December 31, 2003                              (2,250,411)   (2,250,411)
                                    ------------  ------------ -----------
Balance at December 31, 2003        $21,777,605  (19,704,216)    2,170,295
                                    ============  ============ ===========

See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows



                                                                                                              Cumulative
                                                                                                            from inception
                                                                                                            (August 5, 1988)
                                                                         Year ended December 31,                 to
                                    --------------------------------------------------------------
                                                                          2003                  2002       December 31, 2003
                                                                      --------------        -----------    -----------------

Cash flows from operating activities:
       Net loss                                                     $   (2,250,411)    $    (1,807,046)    $ (18,205,611)
       Adjustments to reconcile net loss to
              net cash used in operating activities:
              Stock option compensation expense                              --                  --           2,520,170
              Stock and warrant compensation expense
                        issued for consulting services                       --                  --             236,286
              Depreciation expense                                          4,990               6,410            26,166
              Amortization of organization costs                             --                  --              42,165
       Changes in assets and liabilities:
              Decrease (increase) in prepaid expenses                      49,083              (26,916)          (47,500)
              (Increase) decrease in interest receivable                    (8,865)            47,882            (14,272)
              Due from affiliate                                             --                  --              (24,000)
              Increase (decrease) in accounts payable
                        and accrued expenses                               85,030                 (910)         260,200
                                                                      --------------   -----------------   ---------------
                            Net cash used in operating activities       (2,120,173)         (1,780,580)      (15,206,396)
                                                                      --------------   -----------------   ---------------

Cash flows from investing activities:
              Purchase of furniture and fixtures                            (5,029)             (6,664)          (39,953)
              Purchase of short-term investments                        (2,017,321)           (370,000)       (4,917,321)
              Proceeds from maturities of short-term
                        investments                                       370,000           1,500,000         2,900,000
              Organization costs                                             --                  --              (42,165)
                                                                      --------------   -----------------   ---------------
                            Net cash (used in) provided by operatin     (1,652,350)         1,123,336         (2,099,439)
                            activities
                                                                      --------------   -----------------   ---------------

Cash flows from financing activities:
              Costs in connection with sale of stock and
                        exercise of warrants                              238,571             (238,571)            --
              Net proceeds from sale of stock and exercise
                        of stock options and warrants                   2,783,916             267,500        16,465,124
              Repurchases of outstanding  common stock                       --                (51,103)          (51,103)
              Dividends paid                                                 --                  --             (499,535)
              Proceeds from short-term borrowings                            --                  --           1,704,964
                                                                      --------------   -----------------   ---------------
                            Net cash provided by (used in) financin     3,022,487              (22,174)      17,619,450
                            activities
                                                                      --------------   -----------------   ---------------

              (Decrease) increase in cash and cash equivalents            (750,035)           (679,418)         313,615

Cash and cash equivalents at beginning of period                        1,063,650           1,743,068              --
                                                                      --------------   -----------------   ---------------

Cash and cash equivalents at end of period                          $     313,615   $       1,063,650   $       313,615
                                                                      ==============   =================   ===============

Cash paid for interest                                              $        --     $            --     $       171,473
                                                                      ==============   =================   ===============

Supplemental non-cash activities:
       Conversion of debt to common stock                           $        --     $            --     $     1,704,964
                                                                      ==============   =================   ===============

       Common stock issued for preferred stock dividends            $        --     $            --     $       999,070
                                                                      ==============   =================   ===============

       Conversion of preferred stock to common stock               $         --    $             --    $         24,167
                                                                      ==============   =================   ===============

       Common stock issued as compensation
              for stock sale                                       $         --    $             --    $        510,000
                                                                      ==============   =================   ===============


See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2003 and 2002



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

     (b) Basis of Financial Statement Presentation

          The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with such accounting principles requires management to make assumptions and estimates that impact the amounts reported in those statements. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates.

     (c) Furniture and Fixtures

          Furniture and fixtures are recorded at cost and are being depreciated on a straight line basis over the estimated useful lives of the assets of five years. Accumulated depreciation amounted to $26,066 at December 31, 2003.

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

                           December 31, 2003 and 2002


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

          In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income
          (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

          Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2003 and 2002 would have been increased to the pro forma amounts indicated as follows:


                                                             2003                  2002
                                                       -----------------     ---------------
           Net loss                                    $  (2,250,411)        $ (1,807,046)

           Stock-based employee compensation
           expense included in net loss, net of
           related tax effects                                    0                     0

           Stock-based employee compensation expense
           determined under the fair value based method,
           net of related tax effects                       (82,568)              (44,769)

           Pro forma net loss                            (2,332,979)           (1,851,815)

           Loss per share (basic and diluted):
            As reported                                 $     (0.30)            $   (0.44)


                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2003 and 2002


            Pro forma                                         (0.31)                (0.45)

          The per share weighted average fair value of stock options granted during 2003 and 2002 was $.32 and $.28, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants for 2003 and 2002, respectively: risk free interest rates of 3.49% and 2.84%, and volatility of 29% and 41%, while no dividend yield and expected lives of five years were assumed for both years.

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

          For the years ended December 31, 2003 and 2002, the following potential common shares were excluded from the computation of diluted EPS because their effects would be antidilutive:

                                                           2003        2002
                                                           ----        ----
           Shares issuable upon exercise of options     1,520,678   1,145,684
           Shares issuable upon exercise of warrants    4,628,970   1,786,985
                                                       ----------   ---------
           Totals                                       6,149,648   2,932,669
                                                        =========   =========

          In addition, Common Stock purchase rights issuable only in the event that a non-affiliated person or group acquires 15% of the Company's then outstanding Common Stock have been excluded from the computation.

     (g) Research and Development Costs

          Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred.

     (h) Statements of Cash Flows

          For purposes of the statements of cash flows, the Company considers highly liquid debt instruments with maturities of three months or less at date of acquisition to be cash equivalents. At December 31, 2003 cash equivalents excluded certificates of deposit in the amount of $2,017,321.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2003 and 2002


     (i) Stock Splits

          All share and per share amounts give retroactive effect to stock splits effected by the Company.


(2) Stockholders' Equity

     (a) Stock Issuances

          BGH Medical Products, Inc. (name later changed to Delcath Systems, Inc.), a Delaware corporation (BGH - Delaware), was formed on August 5, 1988. As of August 22, 1988, BGH Medical Products, Inc., a Connecticut corporation (BGH - Conn.), was merged into BGH -Delaware, the surviving corporation. As of the merger date, the authorized capital stock of BGH - Conn. consisted of 5,000 shares of common stock, par value $.01 per share, of which 1,000 shares were issued and outstanding. Upon the merger, each BGH - Conn. Common Share outstanding was converted into 621.089 BGH - Delaware Common Shares. As a result of the conversion, BGH - Delaware issued 621,089 shares of Common Stock at $.01 par value. The aggregate amount of the par value of all Common Shares issued as a result of the exchange, $6,211, was credited as the Common Stock capital of BGH - Delaware, and the difference in respect of the capital account deficiency was charged to additional paid-in capital.

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

                           December 31, 2003 and 2002

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

                           December 31, 2003 and 2002


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

          In June 1999, the Company sold 46,987 shares of Common Stock to individual investors for $16.52 per share and Warrants entitling the holders to purchase 5,218 Common Shares at $14.87 per share (which warrants expired on April 30, 2002), yielding proceeds to the Company of $776,192.

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

                           December 31, 2003 and 2002


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

          The Company issued the following common stock warrants in 2001 for consulting services:

          (1) 150,000 fully vested warrants to purchase 150,000 units at $7.00 per unit, through January 4, 2005, each unit consisting of one fully-paid and non-assessable share of common stock, and one Common Stock Purchase Warrant entitling the holder to purchase one share of Common Stock for $6.60 per share. None of these warrants has been exercised as of December 31, 2003. Such warrants, valued at $175,000, were recognized as an expense in the first quarter of 2001.

          (2) 150,000 warrants to purchase up to 150,000 shares of Common Stock, through April 30, 2005, for $6.60 per share. 25,000 of such warrants vested in 2001 and the remaining 125,000 warrants would have vested if the share price of the Company's Common Stock exceeded certain share price levels above the IPO price by May 2002. As of May 2002, none of the thresholds had been met, and the 125,000 remaining warrants did not vest and were forfeited. None of the 25,000 vested warrants had been exercised as of December 31, 2003. The 25,000 vested, non-contingent warrants have been valued at $23,000, and were recognized as an expense in the first quarter of 2001. The expenses, as noted in (1) and (2) above, recognized with these two warrant issues are non-cash expenses.

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

                           December 31, 2003 and 2002


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

          On January 31, 2003, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock from 15 million to 35 million.

          On May 20, 2003, the Company completed the sale of 677,419 units of its securities at a selling price of $3.10 per unit. Each unit consisted of five shares of common stock and five warrants (the "2003 Warrants") each to purchase one share of common stock. The 2003 Warrants are exercisable at $0.775, and they expire on May 20, 2008. A total of 3,387,095 shares of common stock and 2003 Warrants each were issued, and the Company received gross proceeds of $2,099,999. In addition, the Company granted the underwriters an option to purchase at $0.62 per share up to an aggregate of an additional 15% of the total units sold in the public offering. On June 10, 2003 the underwriters exercised their option for the full allotment of additional units, and the Company issued 508,060 shares of its common stock and 2003 Warrants each, and received gross proceeds of $314,997. The Company received $68 for granting the underwriters an option to purchase until May 14, 2008, 67,741 units at 165% of the offering price. As a result of the foregoing, the Company received $2,415,064 of proceeds ($1,492,716) after underwriting fees and other expenses).

          As of December 31, 2003, the Company has received $1,291,200 of net proceeds from the exercise of 2003 Warrants for which it has issued 1,730,580 shares of its common stock. The new warrants trade under the symbol "DCTHZ.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2003 and 2002



          Costs of $238,571 incurred through December 31, 2002 in connection with the May 2003 sale of units, which had been deferred at December 31, 2002, were charged to additional paid-in capital upon completion of the sale in 2003.

     (b) Common Stock Repurchases

          Pursuant to a stock repurchase plan approved in 2002 by the Company's Board of Directors, the Company repurchased 28,100 shares of common stock for $51,103 during 2002. The Company has been authorized by the Board of Directors to purchase up to seven percent of its then outstanding common stock (290,289).

     (c) Stock Option Plans

          The Company established an Incentive Stock Option Plan, a Non-Incentive Stock Option Plan, the 2000 Stock Option Plan and the 2001 Stock Option Plan (collectively, the "Plans") under which stock options may be granted. Additionally, the Company has entered into separate contracts apart from the Plans under which options to purchase Common Stock have been granted. A stock option grant allows the holder of the option to purchase a share of the Company's Common Stock in the future at a stated price. The Plans are administered by the Compensation Committee of the Board of Directors which determines the individuals to whom the options shall be granted as well as the terms and conditions of each option grant, the option price and the duration of each option.

          The Company's Incentive and Non-Incentive Stock Option Plans were approved and became effective on November 1, 1992. During 2000 and 2001, respectively, the 2000 and 2001 Stock Option Plans became effective. Options granted under the Plans vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. Stock option activity for the period January 1, 2002 through December 31, 2003 is as follows:


                                           The Plans               Other Option Grants
                                       --------------------      ----------------------
                                                   Weighted                    Weighted
                                                    Average                     Average
                                                   Exercise                    Exercise
                                       Shares         Price      Shares         Price
                                       -----       --------      -----         --------
           Outstanding at
              December 31, 2001        885,678        $2.94       17,252        $2.90

           Granted during 2002         260,000          .71           --           --

           Expired during 2002             --                     (17,252)        2.90
                                    -----------                 ---------

           Outstanding at
              December 31, 2002      1,145,678         2.43            --           --

           Granted during 2003         475,000         1.03            --           --

           Forfeited during 2003       (86,500)         .96            --           --

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2003 and 2002



           Expired during 2003          (13,500)      1.23
                                      ---------

           Outstanding at
              December 31, 2003       1,520,678       $2.09           --          $  --
                                      =========        =====        ====           ====


     The following summarizes information about shares subject to option at December 31, 2003:


                                Options outstanding                                       Options exercisable
     ----------------------------------------------------------------------------    -------------------------------
                                                                     Weighted
                                                  Weighted            average                            Weighted
           Number            Range of              average           remaining         Number             average
         outstanding      exercise prices      exercise price      life in years     exercisable      exercise price
     -----------------  -------------------  ------------------  ----------------    -----------    ----------------
           100,000           $   .60                                    3.92             100,000
           220,000               .71                                    4.25             110,000
           120,000               .85                                    4.00             120,000
           475,000              1.03                                    4.67                   0
           172,525              2.90                                    2.00             172,525
           164,020              3.31                                    2.95             164,020
           269,133              4.93                                    1.00             269,133
           -------                                                                       --------

         1,520,678         $ .60 - $4.93            $2.09               2.92              935,678          $2.79
         =========           ===========            =====               ====             ========          =====

          As of December 31, 2003, options to purchase 1,520,678 shares of the Company's common stock were outstanding which exceeded by 44,541 the aggregate number of shares reserved for the Company's option plans. As a result of options which expired or were forfeited in January 2004, the remaining options outstanding were within the limits of the option plans.

          At December 31, 2002, options for 729,184 shares were exercisable at a weighted average exercise price of $3.38 per share.

(3) Income Taxes

          As of December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,908,000. A portion of that amount, $13,611,000, is subject to an annual limitation of approximately $123,000 as a result of a change in the Company's ownership through May 2003, as defined by federal income tax regulations (Section 382). The balance of $1,297,000 is available to offset future federal taxable income, if any, through 2023. The available net operating loss carryforwards after applying the annual limitation under Section 382 resulted in a deferred tax asset of approximately $1,280,000 at December 31, 2003 ($4,380,000 at December 31, 2002). Management does not expect the Company to have taxable income in the near future and established a 100% valuation allowance against the deferred tax asset created by the available net operating loss carryforwards at December 31, 2003 and 2002. The valuation allowance decreased $3,100,000 during the year ended December 31, 2003, and increased $603,000 during the year ended December 31, 2002.

(4) Due From Affiliate

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2003 and 2002



          The Company sublet office space from a corporation controlled by an officer of the Company (the "affiliate"), whose lease with the landlord expired in August 1997. Thereafter, the Company's occupancy of the premises continued pursuant to an informal arrangement, under which the Company remitted monthly rental payments directly to the landlord. The informal arrangement was replaced as of January 1, 2002 with a lease agreement between the Company and the landlord (see Note
          5). In connection with its occupancy, the Company paid the affiliate $24,000 which the affiliate then paid to the landlord as a deposit on the lease.

(5) Rents

          On April 1, 2002, the Company executed an Amendment of Lease (the "Amendment") directly with the landlord. The Amendment was effective January 1, 2002 and expired December 22, 2003. Rent expense under this lease for the year ended December 31, 2003 and 2002 was $87,376 and $89,082, respectively. The Company currently occupies space on a month-to-month basis.


(6) Subsequent Event - Sale of Common Stock and Warrants

          On March 22, 2004, the Company completed the sale of approximately 1,200,000 shares of its Common Stock and the issuance of warrants to purchase approximately 300,000 common shares at $3.01 per share in a private placement to institutional and accredited investors. The Company received net proceeds (before future registration costs) of approximately $2,700,000 in this transaction, and has agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securities Act of 1933.

                                 EXHIBIT INDEX


 Exhibit No.                     Description

     3.1 Amended and Restated Certificate of Incorporation of Delcath Systems, Inc., as amended. [(incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002 (Commission File No. 001-16133))].

     3.2 Amended and Restated By-Laws of Delcath Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     4.1 Warrant Agreement, dated January as of 5, 2001, by and between Delcath Systems, Inc. and Euroland Marketing Solutions, Ltd. (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 001-16133)).

     4.2 Warrant No. W-2 to purchase up to 150,000 units granted to Euroland Marketing Services, Ltd. (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (Commission File No. 001-16133)).

     4.3 Rights Agreement, dated October 30, 2001, by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-A dated November 12, 2001 (Commission File No. 001-16133)).

     4.4 Form of Warrant Agreement by and between Delcath Systems, Inc. and Whale Securities Co., L.P. (incorporated by reference to Exhibit 4.2 to Amendment No. 5 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     4.5 Form of Warrant Agent Agreement by and among Delcath Systems, Inc., Whale Securities Co., L.P., and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to Amendment No. 5 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     4.6 Form of Underwriter's Unit Warrant Agreement between Delcath Systems, Inc. and Roan/Meyers Associates L.P. (incorporated by reference to
          Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

     4.7 Specimen 2003 Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

     4.8 Form of Warrant Agent Agreement by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as warrant agent, with respect to the 2003 Warrants (incorporated by reference to Exhibit 4.8 to Amendment No. 3 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

     4.9 Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated March 19, 2004).

     10.1 1992 Incentive Stock Option Plan (incorporated by reference to Exhibit
          10.1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     10.2 1992 Non-Incentive Stock Option Plan (incorporated by reference to
          Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).


     10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 10.3 to
          10.3 Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     10.4 2001 Stock Option Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 001-16133)).

     10.5 Employment Agreement, effective as of October 1, 2003, by and among Delcath Systems, Inc. and M. S. Koly.

     10.6 Employment Agreement, effective as of October 1, 2003, by and among Delcath Systems, Inc. and Samuel Herschkowitz.

     10.7 Exclusive Distributorship Agreement, dated as of December 27, 1996, by and between Nissho Corporation and Delcath Systems, Inc. (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

     10.8 Common Stock Purchase Agreement dated as of March 19, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 19, 2004).

     10.9 Registration Rights Agreement dated as of March 19, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated March 19, 2004).

     14   Code of Business Conduct.

     24   Power of Attorney (included on the signature page hereto).

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