Form 10QSB
period 2004-03-31
DELCATH SYSTEMS INC
filed 2004-05-17
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              Delcath Systems, Inc.
       --------------------------------------------------------------------
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

                                       N/A
       --------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


As of April 15, 2004, there were 11,498,626 shares of the Issuer's common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure
Format (check one):                             Yes _____         No __X__

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                       Page No.
                                                                       --------

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheet - March 31, 2004                                           3

Statements of Operations for the Three Months Ended                      4
     March 31, 2004 and 2003 and Cumulative from Inception
     (August 5, 1988) to   March 31, 2004

Statements of Cash Flows for the Three Months Ended                      5
     March 31, 2004 and 2003 and Cumulative from Inception
     (August 5, 1988) to March 31, 2004

Notes to Condensed Financial Statements                                  6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                               9

Item 3.  Controls and Procedures                                        11

Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Small Business Issuer Purchases
             Equity Securities                                          11

Signatures                                                              13

                             Delcath Systems, Inc.
                         (A Development Stage Company)
                                  Balance Sheet
                                  (Unaudited)
                                 March 31, 2004


                                                                 March 31,
                          Assets                                   2004
                                                           ---------------------

Current assets:
    Cash and cash equivalents                            $           3,949,544
    Certificate of deposit                                           1,017,321
    Interest receivable                                                    796
    Prepaid insurance                                                   32,500
                                                           ---------------------
                       Total current assets                          5,000,161

Furniture and fixtures, net                                             12,539
Due from affiliate                                                      24,000
                                                           ---------------------

                       Total assets                      $           5,036,700
                                                           =====================

          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                $             389,238
    Deposit regarding sale of shares                                   285,000
                                                           ---------------------
                       Total current liabilities                       674,238
                                                           ---------------------


Stockholders' equity
    Common stock                                                       112,230
    Additional paid-in capital                                      24,663,982
    Deficit accumulated during development stage                   (20,413,750)
                                                           ---------------------

                    Total stockholders' equity                       4,362,462
                                                           ---------------------

                    Total liabilities and stockholders'
                       equity                            $           5,036,700
                                                           =====================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                     Cumulative
                                                                                   From Inception
                                                     Three Months Ended           (August 5, 1988)
                                                          March 31,                      to
                                                    2004             2003          March 31, 2004
                                              ----------------------------------- ----------------
Costs and expenses:

    General and administrative expenses     $      228,644   $      237,433     $     6,239,690
    Research and development costs                 487,840          300,829          13,497,336
                                              ---------------------------------   ----------------

      Total costs and expenses                     716,484          538,262          19,737,026
                                              ---------------------------------   ----------------

      Operating loss                              (716,484)        (538,262)        (19,737,026)

    Interest income                                  6,950            7,621             993,354
    Interest expense                                   -                -              (171,473)
                                              ---------------------------------   ----------------

      Net loss                              $     (709,534   $     (530,641)    $   (18,915,145)
                                              =============   =============      =================

Common share data:
    Basic and diluted loss
      per share                             $       (0.07)   $       (0.13)
                                              =============   =============

    Weighted average number
      of shares of common                        9,805,626       4,118,897
      stock outstanding                       =============   =============



See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                   (Unaudited)

                                                                          Cumulative
                                              Three Months Ended        from inception
                                                  March 31,            (August 5, 1988)
                                              2004         2003        to March 31, 2004
                                           --------------------------  ---------------
Cash flows from operating activities:
   Net loss                                 $ (709,534)   $ (530,641)   $ (18,915,145)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities
     Stock option compensation expense               -             -        2,520,170
     Stock and warrant compensation expense
      issued for consulting services                 -             -          236,286
     Depreciation expense                        1,248         1,248           27,414
     Amortization of organization costs              -             -           42,165
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses    15,000        30,500          (32,500)
     (Increase) decrease in interest
      receivable                               (1,099)        5,406           (15,371)
     Due from affiliate                              -             -          (24,000)
     Increase in accounts
      payable and accrued expenses              81,538       123,882          341,738
                                           --------------------------  ---------------
      Net cash used in operating activities   (612,847)     (369,605)     (15,819,243)
                                           --------------------------  ---------------

Cash flows from investing activities:
   Purchase of furniture and fixtures                -        (5,029)         (39,953)
   Purchase of short-term investments                -             -       (4,917,321)
   Proceeds from maturities of short-term
    investments                              1,014,575       370,000        3,914,575
   Organization costs                                -             -          (42,165)
                                           --------------------------  ---------------
       Net cash provided by (used in)
         investing activities                1,014,575       364,971       (1,084,864)
                                           --------------------------  ---------------

Cash flows from financing activities:
   Deferred costs in connection with a
    proposed financing transaction                   -      (118,751)               -
   Deposit regarding sale of shares            285,000             -          285,000
   Net proceeds from sale of stock and
     exercise of stock options and warrants  2,949,201             -       19,129,325
   Repurchases of outstanding  common stock          -             -          (51,103)
   Dividends paid                                    -             -         (499,535)
   Proceeds from short-term borrowings               -             -        1,704,964
                                           --------------------------  ---------------
       Net cash provided by
         financing activities                3,234,201      (118,751)      20,853,651
                                           --------------------------  ---------------

      Increase (decrease) in cash and cash
         equivalents                         3,635,929      (123,385)       3,949,544

Cash and cash equivalents at beginning of
   period                                      313,615     1,063,650                -
                                           --------------------------  ---------------

Cash and cash equivalents at end of
   period                                  $ 3,949,544     $ 940,265      $ 3,949,544
                                           ==========================  ===============

   Cash paid for interest                  $         -     $       -      $   171,473
                                           ==========================  ===============

   Supplemental disclosure of non-cash
     activities:

   Conversion of debt to common stock      $        -      $       -      $ 1,704,964
                                           ==========================  ===============
   Common stock issued for preferred
     stock dividend                        $        -      $       -      $   999,070
                                           ==========================  ===============
   Conversion of preferred stock to
     common stock                          $        -      $       -      $    24,167
                                           ==========================  ===============
   Common stock issued as compensation
     for stock sale                        $        -      $       -      $   510,000
                                           ==========================  ===============

See accompanying notes to condensed financial statements

                              Delcath Systems Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements

Note 1: Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company which was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing, and removing, high dose chemotherapy agents to a diseased organ system while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an IDE (Investigational Device Exemption) and an IND status (Investigational New
Drug) for its product by the FDA (Food and Drug Administration). The Company is seeking to complete clinical trials in order to obtain separate FDA pre-market approvals for the use of its delivery system using doxorubicin and melphalan, chemotherapeutic agents, to treat inoperable tumors in the liver.

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2004 and 2003 and cumulative from inception (August 5, 1988) to March 31, 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, which are contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 3: Research and Development Costs

Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred.

Note 4: Sale of Common Stock and Warrants

On May 20, 2003, the Company completed the sale of 677,419 units of its securities at a selling price of $3.10 per unit. Each unit consisted of five shares of common stock and five warrants (the "2003 Warrants") each to purchase one share of common stock. The 2003 Warrants are exercisable at $0.775, and they expire on May 20, 2008. A total of 3,387,095 shares of common stock and 2003 Warrants each were issued, and the Company received gross proceeds of $2,099,999. In addition, the Company granted the underwriters an option to purchase up to an aggregate of an additional 15% of the total units sold in the public offering. On June 10, 2003 the underwriters exercised their option for the full allotment of additional units, and the Company issued 508,060 shares of its common stock and 508,060 of its 2003 Warrants, and received gross proceeds of $314,997. The Company received $68 for granting the underwriters an option to purchase until May 14, 2008, 67,741 units at 165% of the offering price. As a result of the foregoing, the Company received total proceeds of $2,415,064 ($1,517,666 after underwriting fees and other expenses).

During the quarter ended March 31, 2004, the Company received net proceeds of $229,106 as 261,105 of the 2003 Warrants were exercised along with the 20,265 warrants the Company issued in a private placement in 2002. From issuance through March 31, 2004, the Company has received $1,493,556 of net proceeds from the exercise of 2003 Warrants for which it has issued 1,991,685 shares of its common stock.

In March 2004 the Company completed the sale of 1,197,032 shares of its common stock and the issuance of warrants to purchase 299,258 common shares at $3.01 per share in a private placement to institutional and accredited investors. The Company received net proceeds (after estimated accrued registration costs of approximately $47,500) of $2,672,595 in this transaction, and has agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

The following table sets forth changes in stockholders' equity during the three months ended March 31, 2004:


                                        Common Stock, $.01 Par Value                      Deficit Accumulated
                                                Outstanding               Additional      During
                                        ----------------------------
                                        No. of shares       Amount      Paid in Capital   Development Stage             Total
                                        -------------       ------      ---------------   -----------------             -----
Balance at December 31, 2003             9,744,632          $97,446       $21,777,065        $(19,704,216)            $2,170,295

Sale of common stock and warrants
   in March 2004, net of related costs   1,197,032           11,970         2,660,625                                  2,672,595
Exercise of 2002 Warrants                   20,265              203            26,547                                     26,750
Exercise of 2003 Warrants                  261,105            2,611           199,745                                    202,356
Net loss for three months ended
   March 31, 2004                                                                               (709,534)               (709,534)
                                        ----------         --------       -----------       -------------             ----------
Balance at March 31, 2004               11,223,034         $112,230       $24,663,982       $(20,413,750)             $4,362,462

The Company completed an additional private placement of 290,257 shares of Common Stock and an aggregate of 74,814 warrants to purchase shares of its common stock in early April 2004, under the same terms and conditions as those sold in March 2004. In this connection, a deposit of $285,000 (net of commission) was received for the sale of this common stock and warrants prior to the end of the quarter and is reflected as such on the balance sheet as a liability.

Note 5: Stock Option Plan

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

Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the three months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated as follows:

                                                  Three Months Ended Mar. 31,
                                          -----------------------------------
                                                  2004                 2003
                                                  ----                 ----
 Net loss, as reported                    $    (709,534)     $      (530,641)
 Stock-based employee
     compensation expense included in
     net loss, net of related tax
     effects                                       0                     0
 Stock-based employee compensation
     determined under the fair value
     based method, net of related tax
     effects                                    (25,392)             (16,978)
                                          -----------------  ----------------
 Pro forma net loss                       $    (734,926)     $       (547,619)
                                          =================  ================
 Loss per share (basic and diluted):
  As reported                             $      (0.07)      $        (0.13)
  Pro forma                                      (0.07)               (0.13)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     (a) Plan of Operation

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include, but are not limited to, uncertainties relating to our ability to successfully complete Phase III clinical trials and secure regulatory approval of our current or future drug-delivery system and uncertainties regarding our ability to obtain financial and other resources for any research, development and commercialization activities. These factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission. You should not place undue reliance on these forward-looking statements, which speak only as of the date they are made. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date they are made.

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

We have entered into arrangements with the Sydney Melanoma Unit of the University of Sydney, Sydney Cancer Centre to recruit patients for a Phase III study of the Delcath drug delivery system using doxorubicin to treat malignant melanoma that has spread to the liver and these trials have recently been started.

During 2001, we initiated the clinical trial of the system for isolated liver perfusion using the chemotherapy agent, melphalan. The Phase I clinical trial at the National Cancer Institute ("NCI") marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapy agent used in our initial clinical trials. Enrollment of new patients by the NCI in the Phase I trial using melphalan was completed in 2003 and enrolled patients will continue to be followed.

NCI is currently preparing a clinical trial protocol for a Phase II trial using melphalan, based on the data collected in the Phase I study. Enrollment in this Phase II study is expected to begin in during 2004. The Principal Investigator at the NCI has informed the Company that he has presented his findings in appropriate medical forums and is reviewing his data in preparation for a meeting with the FDA to discuss the Phase II protocol.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using doxorubicin with the Delcath system and Phase I and II clinical trials using melphalan with the Delcath system. Additional funds, when and if available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer, and the development of additional products and components. We will also continue efforts to qualify additional sources of the key components of our device in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

On April 1, 2004 we received a letter from The Nasdaq Stock Market that noted our failure as of December 31, 2003 to meet any of the alternative criteria for continued listing of our common stock set forth in Marketplace Rule 4310(c)(2)(B) (the "Rule"). As of December 31, 2003, we did not have $2.5 million of stockholders' equity or net income from continuing operations of $500,000 for the year ended December 31, 2003 or for two of the three years ended December 31, 2003. Further, at that date, the market value of our common stock was less than $35 million. On April 7, 2004, we responded to the Nasdaq letter noting our completion of the transactions described in Part II, Item 2 of this Report and the additional private sale in early April of common stock and warrants for which we received gross proceeds of approximately $700,000. Based on our response to Nasdaq, Nasdaq granted us an extension to time to May 17, 2004 to demonstrate compliance with the Rule. Our unaudited balance sheet as of March 31, 2004 included in this Report shows stockholders equity of $4.3 million (which amount does not include the proceeds of the private placements we closed in April). Based on the foregoing, we believe we have regained compliance with the stockholders' equity requirement of the Rule.

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

In May 2003, we issued 3,387,095 shares of common stock and an equal number of 2003 Warrants upon the closing of an underwritten public offering. In June 2003, we issued an additional 508,060 shares of common stock and an equal number of 2003 Warrants upon exercise in full of the over allotment option we had granted to the underwriters. During 2003, 1,730,580 of the 2003 Warrants were exercised. During the quarter ended March 31, 2004, an additional 261,105 of the 2003 Warrants were exercised along with the 20,265 warrants the Company issued in a private placement in 2002. As a result of the issuances and exercises, we received net proceeds of approximately $3.0 million. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at NCI using melphalan. We also anticipate using a portion of the net proceeds to hire an additional employee.

During March 2004, the Company completed the sale of approximately 1,200,000 shares of its Common Stock and the issuance of warrants to purchase approximately 300,000 common shares at $3.01 per share in a private placement to institutional and accredited investors. The Company received net proceeds (after estimated accrued registration costs of approximately $48,000) of approximately $2,700,000 in this transaction, and has agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies during the three months ended March 31, 2004.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Not Applicable.

Item 3. CONTROLS AND PROCEDURES

Based on an evaluation of the Company's disclosure controls and procedures performed by the Company's Chief Executive Officer and its Chief Financial Officer as of the end of the period covered by this report, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures have been effective.

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


                                     PART II
                                Other Information

Item 2. CHANGES IN SECURITIES AND SMALL BUSNISS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Not applicable

     (b) Not applicable

     (c) On March 19 and 22, 2004, the Company sold an aggregate of 1,197,032 shares of its Common Stock and an aggregate of 299,258 warrants to purchase shares of its common stock. The sales of these securities were made in transactions exempt from registration under Rule 506 under the Securites Act of 1933, as amended, to purchasers each of whom qualified as an "accredited investor" with the meaning of Rule 501 thereunder. The aggregate offering price for the securities sold was $2,884,847. While the Company did not pay any underwriting discount or commission with respect to these transactions,, it paid cash and issued warrants to purchase 59,851 shares of its common stock to an entity that acted as placement agent.

An additional sale of 290,257 shares of Common Stock and an aggregate of 74,814 warrants to purchase shares of its common stock were sold in early April 2004 on the same terms and conditions as those sold during March 2004. In connection with these transactions, the Company also paid the placement agents fees in the amount of $179,242.

     The warrants issued to the purchasers and to the placement agent have an exercise price per share of $3.01, subject to adjustment under certain circumstances and have a term expiring on March 19, 2009. The Company has filed a Registration Statement on Form S-3 covering, among other things, the resale of the shares sold in the offering and of the shares that might be issued upon exercise of the warrants. Commencing one year after the effective date of the registration statement, the Company has the right to redeem all or a portion of the warrants if certain conditions are met, including that the average per share market value of the Company's common stock for the twenty trading days immediately prior to the notice of redemption has been more than $6.02.

     (d) Not applicable

     (e) Not applicable



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

       31.1    Certification by Chief Executive Officer Pursuant to Rule 13a-14.

       31.2    Certification by Chief Financial Officer Pursuant to Rule 13a-14.

       32.1    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.


     During the quarter ended March 31, 2004, the Company filed five Current Reports on Form 8-K as follows:

                     Date of Report            Items Responded To

                     January 26, 2004                 5 and 7
                     February 24, 2004                5 and 7
                     March 9, 2004                    5 and 7
                     March 11, 2004                   5 and 7
                     March 19, 2004                   5 and 7

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DELCATH SYSTEMS, Inc.
                                        (Registrant)


May 17, 2004                            /s/ PAUL M. FEINSTEIN
                                        --------------------------
                                        Paul M. Feinstein
                                        Chief Financial Officer (on behalf of
                                        the registrant and as the principal
                                        financial and accounting officer of
                                        the registrant)