Form 10QSB
period 2004-06-30
DELCATH SYSTEMS INC
filed 2004-08-12
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
    -----------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                   06-1245881
    ------------------------------------             ----------------------
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

                                       N/A
            --------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 30, 2004, there were 11,597,311 shares of the Issuer's common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes __ No _X_

                              DELCATH SYSTEMS, INC.

                                      Index


                                                               Page No.
                                                               --------

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheet - June 30, 2004                                      3

Statements of Operations for the Three and Six Months Ended        4
     June 30, 2004 and 2003 and Cumulative from Inception
     (August 5, 1988) to June 30, 2004

Statements of Cash Flows for the Six Months Ended                  5
     June 30, 2004 and 2003 and Cumulative from Inception
     (August 5, 1988) to June 30, 2004

Notes to Condensed Financial Statements                            6


Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                         9

Item 3.  Controls and Procedures                                  11


Part II. OTHER INFORMATION


Item 2.  Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                           11

Item 4.  Submission of Matters to a Vote of Security Holders      12

Item 6.  Exhibits and Reports on Form 8-K                         12


Signatures

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                 June 30, 2004


                                                                  June 30,
                             Assets                                2004
                                                                  -------

Current assets:
     Cash and cash equivalents                                $  1,671,633
     Certificate of deposit                                      3,017,321
     Interest receivable                                            25,651
     Prepaid insurance                                              41,066
                                                                -----------
                         Total current assets                    4,755,671

Furniture and fixtures, net                                         11,291
Due from affiliate                                                  24,000
                                                                -----------

                         Total assets                         $  4,790,962
                                                                ===========

            Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                    $    524,400
                                                                -----------
                         Total current liabilities                 524,400
                                                                -----------


Stockholders' equity
     Common stock                                                   115,973
     Additional paid-in capital                                  25,390,964
     Deficit accumulated during development stage               (21,240,375)
                                                               -------------

                      Total stockholders' equity                  4,266,562
                                                               -------------

                      Total liabilities and stockholders'
                         equity                               $   4,790,962
                                                               =============



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                    Cumulative
                                                                                                                  From Inception
                                                  Three Months Ended               Six Months Ended              (August 5, 1988)
                                                      June 30,                        June 30,                          to
                                                2004            2003             2004            2003              June 30, 2004
                                              ------------------------       ---------------------------        -----------------
Costs and expenses:


    General and administrative expenses    $   278,644   $      184,355     $     507,288    $   421,788        $    6,518,334
    Research and development costs             584,334          359,177         1,072,174        660,006            14,081,670
                                              -------------------------     -----------------------------        --------------
       Total costs and expenses                862,978          543,532         1,579,462      1,081,794            20,600,004
                                              -------------------------     -----------------------------        --------------

       Operating loss                         (862,978)        (543,532)       (1,579,462)    (1,081,794)          (20,600,004)

Other income (expense):
    Interest income                             36,353            6,917            43,303         14,538             1,029,707
    Interest expense                                 -                -                 -              -              (171,473)
                                              -------------------------      ----------------------------         -------------

       Net loss                            $  (826,625)  $     (536,615)   $  (1,536,159)   $ (1,067,256)       $  (19,741,770)
                                              =========   =============     =============   =============         =============

Common share data:
    Basic and diluted loss
       per share                           $     (0.07)  $        (0.09)   $        (0.14)   $    (0.21)
                                              =========   =============     ==============   ===========

    Weighted average number
       of shares of common
       stock outstanding                     11,520,573       6,141,455        10,663,100     5,135,763
                                             ===========   =============    ==============  ============


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)

                                                                                                     Cumulative
                                                                       Six Months Ended            from inception
                                                                           June 30,               (August 5, 1988)
                                                                     2004            2003          to June 30, 2004
                                                               ------------------------------      ---------------
Cash flows from operating activities:
    Net loss                                                    $ (1,536,159)    $ (1,067,256)    $(19,741,770)
    Adjustments to reconcile net
       loss to net cash used in operating activities
       Stock option compensation expense                                  -                -         2,520,170
       Stock and warrant compensation expense
          issued for consulting services                                  -                -           236,286
       Depreciation expense                                           2,496            2,496            28,662
       Amortization of organization costs                                 -                -            42,165
    Changes in assets and liabilities:
       Decrease (increase) in prepaid expenses                        6,434           61,001           (41,066)
       (Increase) decrease in interest receivable                   (11,380)           4,445           (25,652)
       Due from affiliate                                                 -                -           (24,000)
       Increase in accounts
          payable and accrued expenses                              264,200          247,751           524,399
                                                               ------------------------------     -------------
                        Net cash used in operating activities    (1,274,409)        (751,563)      (16,480,806)
                                                               ------------------------------     -------------

Cash flows from investing activities:
    Purchase of furniture and fixtures                                    -           (5,029)          (39,953)
    Purchase of short-term investments                           (2,000,000)      (2,000,000)       (6,917,321)
    Proceeds from maturities of short-term investments            1,014,575          370,000         3,914,575
    Organization costs                                                    -                -           (42,165)
                                                               ------------------------------     -------------
                                Net cash used in
                                investing activities               (985,425)      (1,635,029)       (3,084,864)
                                                               ------------------------------     -------------

Cash flows from financing activities:
    Deferred costs in connection with a proposed
       financing transaction                                              -          238,571                 -
    Net proceeds from sale of stock and
       exercise of stock options and warrants                     3,617,852        2,750,632        20,082,976
    Repurchases of outstanding common stock                               -                -           (51,103)
    Dividends paid                                                        -                -          (499,535)
    Proceeds from short-term borrowings                                   -                -         1,704,964
                                                               ------------------------------     -------------
                              Net cash provided by
                              financing activities                3,617,852        2,989,203        21,237,302
                                                               ------------------------------     -------------

          Increase in cash and cash equivalents                   1,358,018          602,611         1,671,633

Cash and cash equivalents at beginning of period                    313,615        1,063,650                 -
                                                               ------------------------------     -------------

Cash and cash equivalents at end of period                    $   1,671,633      $ 1,666,261       $ 1,671,633
                                                               ==============================     =============

    Cash paid for interest                                    $           -      $         -       $   171,473
                                                               ==============================     =============

    Supplemental disclosure of non-cash activities:
    Conversion of debt to common stock                        $           -      $         -       $ 1,704,964
                                                               =============================    ===============
    Common stock issued for preferred stock dividends         $           -      $         -       $   999,070
                                                               ==============================   ===============
    Conversion of preferred stock to common stock             $           -      $         -       $    24,167
                                                               ==============================    ===============
    Common stock issued as compensation
       for stock sale                                         $           -      $         -       $   510,000
                                                               ==============================    ===============



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements

Note 1: Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company which was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing, and removing, high dose chemotherapy agents to a diseased organ system while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an IDE (Investigational Device Exemption) and an IND status (Investigational New
Drug) for its product by the FDA (Food and Drug Administration). The Company is seeking to complete clinical trials in order to obtain separate FDA premarket approvals for the use of its delivery system using doxorubicin and melphalan, chemotherapeutic agents, to treat inoperable tumors in the liver.

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2004 and 2003 and cumulative from inception (August 5, 1988) to June 30, 2004.

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

Note 4: Sale of Common Stock and Warrants

During the six months ended June 30, 2004, the Company received net proceeds of $233,291 as 266,505 of the 2003 Warrants were exercised along with the 20,265 warrants the Company issued in a private placement in 2002.

In March 2004 the Company completed the sale of 1,197,032 shares of its common stock and the issuance of warrants to purchase 299,258 common shares at $3.01 per share in a private placement to institutional and accredited investors. The Company received net proceeds (after accrued registration costs of $47,500) of $2,672,595 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

In April 2004 the Company completed an additional private placement of 290,457 shares of common stock and an aggregate of 72,614 warrants to purchase shares of its common stock, under the same terms and conditions as those sold in March 2004 for which it received net proceeds of $646,421. The Company also received net proceeds of $80,119 upon the exercise of some of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering.

The following table sets forth changes in stockholders' equity during the six months ended June 30, 2004:


                                      Common Stock, $0.01 Par Value
                                              Outstanding                           Deficit Accumulated
                                      -----------------------------   Additional         During
                                         No. of shares    Amount    Paid in Capital  Development Stage      Total
                                         -------------    ------    ---------------  -----------------      -----

Balance at December 31, 2003              9,744,632       $97,446    $21,777,065        $(19,704,216)    $2,170,295

Sale of common stock and warrants
   in March 2004, net of related costs    1,197,032        11,970      2,660,625                          2,672,595

Sale of common stock and warrants
   in April 2004, net of related costs      290,457         2,905        643,516                            646,421

Exercise of 2002 Warrants                    20,265           203         26,547                             26,750

Exercise of 2003 Warrants                   266,505         2,665        203,876                            206,541

Exercise of 2003 Representative's Unit       78,420           784         79,335                             80,119
   Warrants

Net loss for six months ended
   June 30, 2004                                                                          (1,536,159)    (1,536,159)
                                         ----------       --------   -----------         ------------     ----------

Balance at June 30, 2004                 11,597,311       $115,973   $25,390,964        $(21,240,375)    $4,266,562
                                         ==========       ========   ===========        =============    ===========


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

Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts indicated as follows:




                                         Three Months Ended June 30,        Six Months Ended June 30,
                                          2004                 2003           2004              2003
                                         --------------------------         ------------------------


 Net loss, as reported               $  (826,625)     $   (536,615)      $ (1,536,159)      $ (1,067,256)
 Stock-based employee
 compensation expense included
 in net loss, net of related
 tax effects                               0                    0             0                    0
 Stock-based employee
 compensation determined under
 the fair value based method,
 net of related tax effects             (25,392)             (14,432)         (50,783)           (31,410)
                                       --------           ----------       ----------         ----------

 Pro forma net loss                    (852,017)            (551,047)      (1,586,942)        (1,098,666)
                                       ========           ==========       ==========         ==========
 Loss per share (basic and diluted):
  As reported                       $     (0.07)       $       (0.09)   $       (0.14)       $     (0.21)
  Pro forma                               (0.07)               (0.09)           (0.15)             (0.21)

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

We have entered into arrangements with the Sydney Melanoma Unit of the University of Sydney, Sydney Cancer Centre to recruit patients for a Phase III study of the Delcath drug delivery system using doxorubicin to treat malignant melanoma that has spread to the liver and these trials have been started. We are currently treating and recruiting patients and are in discussions with other sites worldwide.

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

NCI and the Company prepared clinical trial protocols for Phase II trials using melphalan, based on the data collected in the Phase I study. The Phase II studies are expected to begin during 2004.

Based on recommendations by a panel of leading medical oncologists and surgeons convened by the Company, the Company has drafted a Phase I protocol to treat non-operable colorectal cancer in the liver with a high-dose hepatic infusion of melphalan combined with systemic administration of a conventional dose of irinotecan. This protocol, which is being reviewed by several major hospitals, will be the first time high-dose targeted therapy is combined with a lower dose of a systemic therapy. The trial is expected to start in 2005.

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

Liquidity and Capital Resources

We believe that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through 2004. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company has recently hired two additional employees to assist with regulatory affairs and product development.

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

During the six months ended June 30, 2004, the Company had stock issuances together with exercises of previously issued warrants. Please see Note 4 to the June 30, 2004 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of such issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at NCI using melphalan.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies during the six months ended June 30, 2004.

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


                                     PART II
                                Other Information

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Not applicable

     (b) Not applicable

     (c) On April 1, 2004, the Company sold an aggregate of 290,457 shares of its Common Stock and an aggregate of 72,614 warrants to purchase shares of its Common Stock. The sales of these securities were made in transactions exempt from registration under Rule 506 under the Securites Act of 1933, as amended, to purchasers each of whom qualified as an "accredited investor" within the meaning of Rule 501 thereunder. The aggregate offering price for the securities sold was $700,000. There were no underwriting costs associated with this transaction. Additionally, a portion of the Representative's Unit Purchase Warrants issued to underwriters as part of the 2003 public offering of our securities were exercised in May 2004 and June 2004 by those underwriters. 78,420 shares of the Company's Common Stock were issued together with a similar number of warrants. We received proceeds of $80,119 and no underwriting costs were associated with these transactions.

     The warrants issued to the purchasers and to the placement agent for shares sold in both March 2004 and April 2004 have an exercise price per share of $3.01, subject to adjustment under certain circumstances and have a term expiring on March 19, 2009. The Company has filed a Registration Statement on Form S-3 covering, among other things, the resale of the shares sold in the offering and of the shares that might be issued upon exercise of the warrants. Commencing one year after the effective date of the registration statement, the Company has the right to redeem all or a portion of the warrants if certain conditions are met, including that the average per share market value of the Company's Common Stock for the twenty trading days immediately prior to the notice of redemption has been more than $6.02.

     (d) Not applicable

     (e) Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 15, 2004, the Company held its 2004 Annual Meeting of Stockholders. At the meeting, the stockholders voted on (i) the election of one Class I director of the Company to hold office until the Annual Meeting of Stockholders in 2007 and until his successor is duly elected and qualified; (ii) an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock, par value $0.01 per share, from 35 million to 70 million; and (iii) the approval of the Company's 2004 Stock Incentive Plan.

     The stockholders voted 9,109,807 shares in favor of electing Daniel Isdaner to serve as a Class I director and withheld authority to vote 181,362 shares. The term of office of each of M. S. Koly and Samuel Herwschkowitz, M.D. as Class II directors will continue until the Annual Meeting of Stockholders in 2005. The term of office of each of Mark A. Corigliano and Victor Nevins as Class III directors will continue until the Annual Meeting of Stockholders in 2006.

     On the proposal to approve the amendment of the Company's certificate of incorporation to increase to 70 million the number of shares of Common Stock, par value $0.01, that the Company is authorized to issue, 8,887,272 shares were voted in favor of approval of the amendment, 377,542 shares were voted against approval of the amendment and 28,365 shares abstained from voting on the proposal.

     On the proposal to approve the Company's 2004 Stock Incentive Plan, 2,781,973 shares were voted in favor of approval, 363,777 shares were voted against approval and 28,692 shares abstained from voting on the proposal.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     3(i) Amended and Restated Certificate of Incorporation, as amended to June
          16, 2004.

     10 Delcath Systems, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement dated April 29, 2004).

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14.

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K.

     During the quarter for which this Quarterly Report on Form 10-KSB is filed, the Company did not file any reports on Form 8-K.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DELCATH SYSTEMS, Inc.
                                             (Registrant)


August 12, 2004                                /s/ PAUL M. FEINSTEIN
                                             --------------------------
                                             Paul M. Feinstein
                                             Chief Financial Officer (on behalf
                                             of the registrant and as the
                                             principal financial and accounting
                                             officer of the registrant)

                                 EXHIBIT INDEX


     3(i) Amended and Restated Certificate of Incorporation, as amended to June
          16, 2004.

     10 Delcath Systems, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement dated April 29, 2004).

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