Form 10QSB
period 2004-09-30
DELCATH SYSTEMS INC
filed 2004-11-12
CIK 872912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
       -----------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                            06-1245881
       --------------------------             --------------------
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

                                       N/A
               ----------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2004, there were 12,039,571 shares of the Issuer's common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure
Format (check one):                     Yes _____         No __X__

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                       Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheet - September 30, 2004                                        3

Statements of Operations for the Three and Nine Months Ended              4
     September 30, 2004 and 2003 and Cumulative from Inception
     (August 5, 1988) to September 30, 2004

Statements of Cash Flows for the Nine Months Ended                        5
     September 30, 2004 and 2003 and Cumulative from Inception
     (August 5, 1988) to September 30, 2004

Notes to Condensed Financial Statements                                   6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                9

Item 3.  Controls and Procedures                                         11

Part II. OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of              11
         Proceeds

Item 6.  Exhibits and Reports on Form 8-K                                12

Signatures

                             Delcath Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2004


                                                               September 30,
                          Assets                                   2004
                                                            ------------------

Current assets:
    Cash and cash equivalents                             $            920,590
    Certificate of deposit                                           3,017,321
    Interest receivable                                                 44,795
    Prepaid insurance                                                   17,216
                                                            ------------------
                       Total current assets                          3,999,922

Furniture and fixtures, net                                             15,121
Due from affiliate                                                      24,000
                                                            ------------------

                       Total assets                       $          4,039,043
                                                            ==================

          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                 $            513,343
                                                            ------------------
                       Total current liabilities                       513,343
                                                            ------------------


Stockholders' equity
    Common stock                                                       116,859
    Additional paid-in capital                                      25,477,468
    Deficit accumulated during development stage                   (22,068,627)
                                                            ------------------
                                                                   (22,024,258)
                    Total stockholders' equity                       3,525,700
                                                            ------------------

                    Total liabilities and stockholders'
                       equity                             $          4,039,043
                                                            ==================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                           Cumulative
                                                                                                         From Inception
                                                  Three Months Ended           Nine Months Ended        (August 5, 1988)
                                                    September 30,                September 30,                 to
                                                 2004          2003          2004              2003     September 30, 2004
                                            --------------------------   ------------------------------ ------------------
Costs and expenses:

     General and administrative expenses   $   206,975      $ 169,816   $    714,263      $    591,604   $   6,725,309
     Research and development costs            644,854        508,428      1,717,028         1,168,434      14,726,524
                                            --------------------------   ------------------------------   -------------

         Total costs and expenses              851,829        678,244      2,431,291         1,760,038      21,451,833
                                            --------------------------   ------------------------------   -------------

         Operating loss                       (851,829)      (678,244)    (2,431,291)       (1,760,038)    (21,451,833)

Other income (expense):
     Interest income                            23,577         24,133         66,880            38,671       1,053,284
     Interest expense                                -              -              -                 -        (171,473)
                                            --------------------------   ------------------------------   -------------

         Net loss                          $  (828,252)    $ (654,111)  $ (2,364,411)     $ (1,721,367)   $(20,570,022)
                                            =============   ==========   =============     ============   ============

Common share data:
     Basic and diluted loss
         per share                         $     (0.07)    $    (0.07)         (0.22)     $     (0.26)
                                            =============   ==========   =============     ===========

     Weighted average number
         of shares of common                11,616,406       9,721,662    10,983,188        6,681,195
                                            =============   ==========   =============     ===========
         stock outstanding


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                Cumulative
                                                                   Nine Months Ended          from inception
                                                                     September 30,           (August 5, 1988)
                                                                  2004           2003        to September 30,
                                                                                                   2004
                                                               --------------------------   -----------------
Cash flows from operating activities:
    Net loss                                                  $(2,364,411)  $ (1,721,367)      $ (20,570,022)
    Adjustments to reconcile net
       loss to net cash used in operating activities
       Stock option compensation expense                            5,222              -           2,525,392
       Stock and warrant compensation expense
         issued for consulting services                                 -              -             236,286
       Depreciation expense                                         4,012          3,744              30,178
       Amortization of organization costs                               -              -              42,165
    Changes in assets and liabilities:
       Decrease (increase) in prepaid expenses                     30,284         62,043             (17,216)
       (Increase) decrease in interest receivable                 (30,523)       (12,535)            (44,795)
       Due from affiliate                                               -              -             (24,000)
       Increase in accounts
         payable and accrued expenses                             213,996        161,744             474,195
                                                             ----------------------------    ----------------
                    Net cash used in operating activities      (2,141,420)    (1,506,371)        (17,347,816)
                                                             ----------------------------    ----------------

Cash flows from investing activities:
    Purchase of furniture and fixtures                             (5,347)        (5,029)            (45,300)
    Purchase of short-term investments                         (2,000,000)    (2,000,000)         (6,917,321)
    Proceeds from maturities of short-term investments          1,014,575        370,000           3,914,575
    Organization costs                                                  -              -             (42,165)
                                                             ----------------------------    ----------------
                              Net cash used in
                            investing activities                 (990,772)    (1,635,029)         (3,090,210)
                                                             ----------------------------    ----------------

Cash flows from financing activities:
    Deferred costs in connection with a proposed
       financing transaction                                            -        238,571                   -
    Net proceeds from sale of stock and
       exercise of stock options and warrants                   3,739,167      2,783,916          20,204,291
    Repurchases of outstanding  common stock                                           -             (51,103)
    Dividends paid                                                      -              -            (499,535)
    Proceeds from short-term borrowings                                 -              -           1,704,964
                                                             ----------------------------    ----------------
                          Net cash provided by
                          financing activities                  3,739,167      3,022,487          21,358,617
                                                             ----------------------------    ----------------

         Increase (decrease) in cash and cash equivalents         606,975       (118,913)            920,590

Cash and cash equivalents at beginning of period                  313,615      1,063,650                   -
                                                             ----------------------------    ----------------

Cash and cash equivalents at end of period                      $ 920,590      $ 944,737        $    920,590
                                                             ============================    ================

    Cash paid for interest                                      $       -      $       -        $    171,473
                                                             ============================    ================

    Supplemental disclosure of non-cash activities:
    Conversion of debt to common stock                          $       -      $       -        $  1,704,964
                                                             ============================    ================
    Common stock issued for preferred stock dividends           $       -      $       -        $    999,070
                                                             ============================    ================
    Conversion of preferred stock to common stock               $       -      $       -        $     24,167
                                                             ============================    ================
    Common stock issued as compensation
       for stock sale                                           $       -      $       -        $    510,000
                                                             ============================    ================



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

Note 2:           Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2004 and 2003 and cumulative from inception (August 5, 1988) to September 30, 2004.

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

Note 4: Sale of Common Stock and Warrants

During the nine months ended September 30, 2004, the Company received net proceeds of $233,291 as 266,505 of the warrants the Company issued in its public offering in 2003 were exercised as were the 20,265 warrants the Company issued in a private placement in 2002.

In March 2004 the Company completed the sale of 1,197,032 shares of its common stock and the issuance of warrants to purchase 299,258 common shares at $3.01 per share in a private placement to institutional and accredited investors. The Company received net proceeds of $2,672,595 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

In April 2004 the Company completed an additional private placement of 290,457 shares of common stock and an aggregate of 72,614 warrants to purchase shares of its common stock, under the same terms and conditions as those sold in March 2004 for which it received net proceeds of $638,035. The Company also received during the nine months ended September 30, 2004 net proceeds of $170,673 upon the exercise of some of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering.

The following table sets forth changes in stockholders' equity during the nine months ended September 30, 2004:


                                    Common Stock, $0.01 Par Value                   Deficit Accumulated
                                            Outstanding              Additional         During
                                    -----------------------------
                                       No. of shares   Amount      Paid in Capital   Development Stage    Total
                                       -------------   ------      ---------------  ------------------    ------

Balance at December 31, 2003            9,744,632      $97,446     $21,777,065         $(19,704,216)    $2,170,295

Sale of common stock and warrants
   in March 2004, net of related costs  1,197,032       11,970       2,660,625                           2,672,595
Sale of common stock and warrants
   in April 2004, net of related costs    290,457       2,905          635,130                             638,035
Exercise of 2002 Warrants                  20,265         203           26,547                              26,750
Exercise of 2003 Warrants                 266,505       2,665          203,876                             206,541
Exercise of 2003 Representative's Unit    167,025       1,670          169,003                             170,673
   Warrants
Stock option compensation expense                                        5,222                               5,222
Net loss for nine months ended
        September 30, 2004

                                                                                          (2,364,411)   (2,364,411)
                                       ----------   --------        ----------         -------------   ------------
Balance at September 30, 2004          11,685,916   $116,859       $25,477,468          $(22,068,627)   $3,525,700
                                       ==========   ========       ===========         ==============   ===========

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

Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated as follows:


                                            Three Months Ended Sept. 30,             Nine Months Ended Sept. 30,
                                    -------------------------------------    ------------------------------------
                                          2004                 2003                 2004                  2003
                                    ---------------     -----------------    -----------------      -------------
 Net loss, as reported            $    (828,252)     $      (654,111)      $   (2,364,411)      $     (1,721,367)
 Stock-based employee
 compensation expense included
 in net loss, net of related
 tax effects                                 0                    0                     0                     0
 Stock-based employee
 compensation determined under
 the fair value based method,
 net of related tax effects             (25,392)             (18,653)             (76,175)              (50,063)
                                     ---------------     -----------------    ----------------     -------------
 Pro forma net loss               $    (853,644)    $       (672,764)     $    (2,440,586)    $      (1,771,430)
                                     ===============     =================    ================     =============
 Loss per share (basic and diluted):
  As reported                     $      (0.07)     $         (0.07)      $         (0.22)       $        (0.26)
  Pro forma                              (0.07)               (0.07)                (0.22)                (0.27)

Note 6: Subsequent Event

On October 1, 2004, the Company issued a notice of redemption to holders of the 2003 Redeemable Common Stock Purchase Warrants. This notice, issued in accordance with the terms of the Warrants, stated that the Warrants would be redeemed as of 5:00 P.M., New York time, on November 3, 2004 (the "Redemption Date') and that any 2003 Warrant not properly exercised by the Redemption Date would thereafter represent only the right to receive the redemption price of $0.01 for each 2003 Warrant. As of October 1, 2004, there were 1,898,070 Warrants outstanding.

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

During 2001, we initiated the clinical trial of the system for isolated liver perfusion using the chemotherapy agent, melphalan. The Phase I clinical trial at the National Cancer Institute ("NCI") marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapy agent used in our initial clinical trials. The Phase I trial using melphalan has been completed.

NCI and the Company prepared clinical trial protocols for Phase II trials using melphalan, based on the data collected in the Phase I study. Enrollment and treatment of patients by the NCI in the Phase II studies began during this quarter.

Based on recommendations by a panel of leading medical oncologists and surgeons convened by the Company, the Company has drafted a Phase I protocol to treat non-operable colorectal cancer in the liver with a high-dose hepatic infusion of melphalan. This protocol is being reviewed by several major hospitals.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using doxorubicin with the Delcath system and Phase II clinical trials using melphalan with the Delcath system. Additional funds, when and if available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer, and the development of additional products and components. We will also continue efforts to qualify additional sources of the key components of our device in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

Liquidity and Capital Resources

We believe that our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through 2005. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company has recently hired one additional employee to assist with regulatory affairs.

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

During the nine months ended September 30, 2004, the Company had stock issuances together with exercises of previously issued warrants. Please see Note 4 to the September 30, 2004 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of such issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at NCI using melphalan.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in its Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies during the nine months ended September 30, 2004.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable.

     (c)  Off-balance Sheet Arrangements

          None

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


                                     PART II
                                Other Information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) On August 26, 2004 and September 23, 2004, the Company sold an aggregate of 88,605 shares of its Common Stock and issued an aggregate of 88,605 Redeemable Common Stock Purchase Warrants upon the exercise of 17,721 Representative's Unit Warrants that were issued in connection with the Company's underwritten public offering in 2003. The aggregate purchase price for such shares and warrants was $90,554. The sales of these shares and warrants were made in transactions exempt from registration under Rule 506 under the Securities Act of 1933, as amended, to purchasers each of whom qualified as an "accredited investor" within the meaning of Rule 501 thereunder. No underwriting costs were associated with these transactions.

     (b) Not applicable.

     (c) Not applicable.

Item 6. Exhibits

     31.1   Certification by Chief Executive Officer Pursuant to Rule 13a-14.

     31.2   Certification by Chief Financial Officer Pursuant to Rule 13a-14.

     32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DELCATH SYSTEMS, Inc.
                                           (Registrant)


November 12 , 2004                            /s/ PAUL M. FEINSTEIN
                                           ------------------------------
                                           Paul M. Feinstein
                                           Chief Financial Officer (on behalf of
                                           the registrant and as the principal
                                           financial and accounting officer
                                           of the registrant)

                                 EXHIBIT INDEX

      No.                       Description
      ---                       -----------

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