Form 10KSB
period 2004-12-31
DELCATH SYSTEMS INC
filed 2005-03-21
CIK 872912

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X} Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                            Name of Each Exchange
Title of Each Class                         On Which Registered
-------------------                         ---------------------
Common Stock, par value $0.01 per share     Boston Stock Exchange
Redeemable Common Stock Warrants            Boston Stock Exchange
issued in 2000

      Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share
Redeemable Common Stock Warrants issued in 2000

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form.

The issuer's revenues for its most recent fiscal year were: $0. The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $3.20 per share, was $49,253,648 as of February 28, 2005.

At February 28, 2005, the registrant had outstanding 15,391,765 shares of par value $0.01 Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


Proxy Statement for 2005 Annual Meeting of         Incorporated into Part III of
Stockholders.  (A definitive proxy statement       this Form 10-KSB
will be filed with the Securities and Exchange
Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB.)

           Transitional Small Business Disclosure Format (check one):

                           Yes [ ]              No [X]

================================================================================

                                     PART I

Item 1. Description of Business.

General

We were incorporated under Delaware law in 1988. We are a development stage company, and we have developed the Delcath system to isolate the liver from the general circulatory system and to administer chemotherapy and other therapeutic agents directly to the liver. Since our inception, we have raised approximately $24.3 million in funds (net of fundraising expenses), and we have invested approximately $15.3 million of those funds in research and development costs associated with development and testing of the Delcath system.

The Delcath system is not currently approved for marketing by the United States Food and Drug Administration, and it cannot be marketed in the United States without FDA pre-market approval. We are in the process of conducting Phase III clinical trials designed to secure marketing approval in the United States and possibly in foreign markets for use of the Delcath system with a particular chemotherapy agent, doxorubicin, currently being tested in the treatment of malignant melanoma that has spread to the liver. We also plan to continue our Phase II clinical trial for the use of the Delcath system with another chemotherapy agent, melphalan, which is also currently used against a variety of cancers that originate in or have spread to the liver. Additionally, we plan to conduct pre-clinical and clinical trials on the use of the Delcath system with other chemotherapy agents used to treat liver cancer.

Strategy

Our objectives are to establish the use of the Delcath system as the standard technique for delivering chemotherapy agents to the liver and to expand the Delcath technology so that it may be used in the treatment of other liver diseases and of cancers in other parts of the body. Our strategy includes the following:

     o Completing clinical trials to obtain FDA pre-market approval for use of the Delcath system with doxorubicin to treat malignant melanoma that has spread to the liver. Our highest priority is completing the Phase III clinical trials, data preparation, statistical analysis and regulatory documents associated with an application for pre-market approval of commercial sale of the Delcath system in the United States for use in administering doxorubicin in the treatment of melanoma that has spread to the liver.

     o Obtaining approval to market the Delcath system in the United States for the treatment of other forms of liver cancer using other chemotherapy agents and treatment of hepatitis using anti-viral drugs. In August 2001, we commenced a Phase I clinical trial at the National Cancer Institute using melphalan, a chemotherapy agent, which we have now completed. Following clinical protocol approvals in 2004 for Phase II trials, we are currently recruiting and treating patients within this protocol. In addition to researching the use of other chemotherapy agents with the Delcath system to treat cancer, we plan to research the use of other compounds with the Delcath system to treat other diseases, such as hepatitis. Our timing to begin these studies will depend on our ability to raise additional funds for these purposes and to establish strategic alliances with pharmaceutical manufacturers or other strategic partners in conjunction with our research into other therapeutic compounds. Additional FDA pre-market approvals will be required to market the Delcath system for these uses.

     o Introducing the Delcath system into foreign markets. We will seek to establish strategic relationships with domestic and foreign firms that have a recognized presence or experience in foreign markets that we intend to target. Our strategy is to focus on markets that have a high incidence of liver cancer and the means to provide and pay for cancer treatments. According to the World Health Organization, many Asian and European countries, including China, Japan, Greece, Hong Kong, the Philippines, France, Germany, Italy and Spain, have a higher incidence of liver cancer than the United States. Additionally, Australia has been cited as having the highest incidence of skin cancer in the world. Given that our current Phase III clinical trials are to treat malignant melanoma that has spread to the liver, upon obtaining FDA pre-marketing approval, we intend to obtain Australian approval in order to target the Australian market. We also intend to seek to enter into arrangements with strategic partners who have experience with obtaining regulatory approval and marketing medical devices in those markets and are willing to bear the cost of those activities.

The Cancer Treatment Market

The American Cancer Society projects that about 1,373,000 new cases of cancer will be diagnosed in 2005. According to the American Cancer Society's "Cancer Facts and Figures 2005," cancer remains the second leading cause of death in the United States exceeded only by heart disease. While researchers continue to develop innovative new treatments for some forms of this disease, surgical resection, chemotherapy, radiation and hormone therapy continue to be the most commonly used treatments.

The financial burden of cancer is great for patients, their families and society. In the year 2004, the National Institutes of Health, in the American Cancer Society's "Cancer Facts & Figures 2005," estimates the overall costs of cancer to be $189.8 billion, including $69.4 billion in direct medical costs, $16.9 billion for indirect morbidity costs attributable to lost productivity due to illness and $103.5 billion for indirect mortality costs attributable to lost productivity due to premature death.

The Liver Cancer Market

Liver cancer is one of the most prevalent and lethal forms of cancer throughout the world. There are two forms of liver cancer: primary and metastatic. Primary liver cancer originates in the liver. Metastatic, or secondary, liver cancer results from the spread of cancer from other places in the body to the liver. With our Phase III clinical trials, we are developing data on metastatic melanoma which has spread to the liver. According to the American Cancer Society's "Cancer Facts & Figures 2005," the five-year survival rate for liver cancer patients is approximately 7%, compared to the 64% for all other forms of cancer combined. Delcath believes that the five-year survival rate for metastatic cancer in the liver is the same. In the liver, tumors can be surgically removed only when they are located in one of the liver's two lobes. However, since symptoms of liver cancer often do not appear until the disease has advanced, less than 20% of primary and metastatic liver tumors can be surgically removed at the time of diagnosis. A significant number of patients treated for primary and metastatic liver cancer will also experience a recurrence of their disease.

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

According to the American Cancer Society in its "Cancer Facts & Figures 2005," liver cancer is the sixth most common form of cancer worldwide. It is projected that there will be 667,000 new cases of liver cancer throughout the world. The incidence of liver cancer has been steadily increasing in the United States over the past two decades. The American Cancer Society has projected that in the United States there will be approximately 17,550 newly diagnosed cases of liver cancer and 59,580 new cases of malignant melanoma in 2005.

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

During our clinical trials, patients remain in the hospital overnight for observation after undergoing treatment with the Delcath system. Once physicians become familiar with using the Delcath system, we expect the procedure to be performed on an outpatient basis, with the patient resuming normal activities the day after the procedure is performed. We expect a patient to undergo an average of four treatments, one every three weeks. A new Delcath system kit is used for each treatment.

Integral to our research and development efforts is our program of clinical research with prominent researchers and physicians that is being conducted presently at The National Cancer Institute, the Sydney Melanoma Unit and was previously conducted at Yale University, M.D. Anderson Cancer Center and other prominent medical institutions.

Our Clinical Trials

We intend to continue to conduct Phase III clinical trials designed to demonstrate to the FDA that administering doxorubicin with the Delcath system to treat malignant melanoma that has spread to the liver results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously. Phase III clinical trials are a prerequisite for FDA approval of Delcath's pre-market application. During these trials, administration of doxorubicin through the Delcath system must be proven to be safe and effective for the treatment of liver cancer. The FDA requires us to demonstrate that delivering doxorubicin using the Delcath system results in patient survival times that are longer than those obtained from administering chemotherapy agents intravenously.

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

We have commenced Phase III clinical trials at the Sydney Melanoma Unit in Australia and are recruiting suitable patients. The Sydney Melanoma Unit is the clinical unit of the Department of Surgery of the University of Sydney. It is the largest treatment center for malignant melanoma in the world and conducts a wide range of basic and clinical research relating to melanoma. The Unit has a worldwide reputation for the quality of its patient care, research and treatment programs. Kendle Ltd. has been hired as the contract research organization ("CRO") to conduct these trials. Similarly, we intend to hire a CRO to conduct trials at an appropriate domestic research facility. The CRO represents the clinical trial sponsor. They ensure that the principal investigator follows the established protocol and collects the clinical data. The CRO and principal investigators conducting the clinical trials are not our employees. As a result, we have limited control over their activities and can expect that only limited amounts of their time will be dedicated to our clinical trials. They may fail to meet their contractual obligations or fail to meet regulatory standards in the performance of their obligations, and we may not be able to prevent or correct their failures. Failure of the CRO to perform as expected or required, including failure of the principal investigators to enroll a sufficient number of patients for our trials, could result in the failure of the clinical trials and the failure to obtain FDA pre-market approval. We believe that we will acquire sufficient data to seek FDA pre-market approval of the Delcath system within twelve to eighteen months after the last patient is enrolled.

We do not know how long the FDA may take to evaluate our submission, and they may require that additional trials be conducted or they may not grant approval.

The FDA pre-market approval we are currently seeking is limited to administration of doxorubicin with the Delcath system to treat patients suffering from metastatic melanoma which has spread to the liver. If we are granted this approval, we plan to seek additional FDA pre-market approvals for using the Delcath system with other chemotherapy agents for treatment of other liver cancers and with anti-viral drugs for treatment of other diseases, such as hepatitis. In many instances, the process of applying for and obtaining regulatory approvals involves rigorous pre-clinical and clinical testing. The time, resources and funds required for completing necessary testing and obtaining approvals is significant, and FDA pre-marketing approval may never be obtained for some medical devices or drug delivery systems. If we fail to raise the additional capital required or enter into strategic partnerships to finance this testing or if we fail to obtain the required approvals, our potential growth and the expansion of our business would likely be limited.

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

Based on the results of our Phase I and Phase II clinical trials, we submitted to the FDA our application for pre-marketing approval of the Delcath system as a medical device. In response to our application, the FDA classified the Delcath system as a drug delivery system which requires us to obtain approval of new labeling for the drug being used in the clinical trials. The application to change the labeling must be filed by a drug manufacturer holding an existing new drug application or an abbreviated new drug application. We have reached a preliminary verbal understanding with a drug manufacturer holding an existing license for doxorubicin to submit an application to the FDA supporting the new labeling based on data from the Phase III clinical trial. The pre-market approval and drug relabeling applications must demonstrate the clinical utility of a particular drug when administered through the Delcath system. To do so, we must demonstrate, in a statistically meaningful manner, that administering chemotherapy agents with the Delcath system results in survival times of patients that are longer than those obtained from administering chemotherapy agents intravenously.

Our Clinical Trial and Agreement with The National Cancer Institute

In 2001, the Company announced that The National Institutes of Health/The National Cancer Institute approved a Phase I clinical study protocol for administering escalating doses of another chemotherapy agent, melphalan, through the Delcath system to patients with metastatic and unresectable cancer of the liver.

The Phase I clinical trial conducted at The National Cancer Institute ("NCI") has been completed. H. Richard Alexander, MD, chief of the Surgical Metabolism Section at NCI drafted a Phase II study protocol on the basis of toxicity profiles and tumor responses observed in Phase I and patients are currently being enrolled and treated within the Phase II study protocol. The scope of the Phase II study is to demonstrate a Delcath system-based treatment protocol for the regional therapy of the liver using escalating doses of melphalan delivered through the utilization of the Delcath system. This protocol focuses on specific patient populations, including patients with primary liver cancers and selected cancers that have metastasized to the liver. These clinical trials are subject to the terms and conditions of the Cooperative Research and Development Agreement (the "CRADA") between us and NCI. The Phase II study will involve patients with specific histologies (diseases) who have unresectable cancers confined to the liver using the maximum tolerated dose of melphalan administered using the Delcath system. The patients will be treated with up to four series of infusions based upon toxicity and response to treatment. The Company is analyzing current data in preparation for a meeting with the FDA to discuss an additional Phase II protocol and to discuss the possibility of obtaining accelerated approval for the FDA to proceed to Phase III.

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

The Delcath system kit is being manufactured domestically by the OEM division of
B. Braun Medical, Inc. of Germany. B. Braun is also supplying the other catheters and accessories and assembling the Delcath system kit. The Delcath system kit components must be manufactured and sterilized in accordance with manufacturing and performance specifications that are on file with the FDA. B. Braun has demonstrated that the components it manufactures meet these specifications. B. Braun's manufacturing facility is ISO 9000 approved, which will allow the use of the system in European markets. B. Braun has experience in obtaining regulatory approval for medical products in European markets and has indicated informally that it will assist us in this process. We have not entered into a written agreement with B. Braun to manufacture the system either for the clinical trials or for commercial sale.

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

Government Regulation

General. The manufacture and sale of medical devices and drugs are subject to extensive governmental regulation in the United States and in other countries. The Delcath system is regulated in the United States as a drug delivery system by the FDA under the Federal Food, Drug and Cosmetic Act. As such, it requires approval by the FDA of a pre-market application prior to commercial distribution.

Doxorubicin, the drug that we are initially seeking to have approved for delivery by the Delcath system, is a widely used chemotherapy agent that has been approved by the FDA. Melphalan, the drug that is being administered through the Delcath system in the NCI-sponsored study, is a chemotherapy agent that has also been approved by the FDA. Like all approved drugs, the approved labeling includes indications for use, method of action, dosing, side-effects and contraindications. Because the Delcath system delivers both drugs through a mode of administration and at a dose strength that differs from those currently approved, approval for revised labeling of doxorubicin and melphalan products permitting their use with the Delcath system must be obtained. The application to change the labeling must be filed by a drug manufacturer holding an existing new drug application or an abbreviated new drug application. We are currently in discussions with a drug manufacturer who holds an existing license for doxorubicin for the manufacturer to submit an application supporting the new labeling, assuming data from the Phase III clinical trial is favorable. We are also currently in discussions with the drug manufacturers that hold a new drug application or an abbreviated new drug application for melphalan and plan actively to solicit one of them to file an application for new labeling with the FDA.

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

Our contract manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, and disposal of hazardous or potentially hazardous substances.

Medical Devices. The Delcath system is a Class III medical device. Class III medical devices are those which are subject to the most stringent regulatory controls because insufficient information exists to assure safety and efficacy solely through general or special controls such as labeling requirements, mandatory performance standards and post-market surveillance. As such, FDA pre-market approval is required for Class III medical devices. It is subject to the most stringent controls applied by the FDA to assure reasonable safety and effectiveness. An application for pre-market approval must be supported by data concerning the device and its components, including the manufacturing and labeling of the device and the results of animal and laboratory testing and human clinical trials. The conduct of Phase III clinical trials is subject to regulations and to continuing oversight by institutional review boards at hospitals and research centers that sponsor the trials and by the FDA. These regulations include required reporting of adverse events from use of the device during the trials. Before commencing clinical trials, we obtained an investigational device exemption providing for the initiation of clinical trials. We also obtained approval of our investigational plan, including the proposed protocols and informed consent statement that patients sign before undergoing treatment with the Delcath system, by the institutional review boards at the sites where the trials were conducted. Under the Federal Food, Drug, and Cosmetic Act, clinical studies for "significant risk" Class III devices require obtaining such approval by institutional review boards and the filing with the FDA of an investigational device exemption at least thirty days before initiation of the studies.

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

Employees

As of February 28, 2005 we had 4 full-time employees. We intend to recruit additional personnel in connection with the research, development, manufacturing and marketing of our products. None of our employees is represented by a union and we believe relationships with our employees are good.

In addition to our full-time employees, we engage the services of medical, scientific, and financial consultants.

Item 2. Description of Property.

We currently occupy approximately 3,600 square feet of office space at 1100 Summer Street, Stamford, Connecticut, on a month-to-month basis. We have occupied these facilities since 1992, and the space is adequate for our current needs. If we require different or additional space in the future, we believe that satisfactory space will be available at commercially reasonable rates in or near our current facility, although it is possible that additional facilities and equipment will not be available on reasonable or acceptable terms, if at all. We believe that our properties are adequately covered by insurance.

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

The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated as reported on the Nasdaq Small Cap Market:

                            Common Stock Price Range
                            ------------------------

                                                    2004
                                           High               Low
Quarter ended March 31, 2004              $4.37              $0.92
Quarter ended June 30, 2004                3.43               1.75
Quarter ended September 30, 2004           2.32               1.46
Quarter ended December 31, 2004            3.12               1.86



                                                   2003
                                           High               Low
Quarter ended March 31, 2003              $1.79              $0.94
Quarter ended June 30, 2003                2.35               0.56
Quarter ended September 30, 2003           1.55               1.00
Quarter ended December 31, 2003            1.39               0.86

As of March 10, 2005, there were approximately 81 stockholders of record of our Common Stock and approximately 3,873 additional beneficial owners of our Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2004 with respect to our compensation plans under which our equity securities are authorized for issuance.

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
                                                                                              (a))
                                                (a)                      (b)                          (c)

Equity compensation plans approved
by security holders                          1,017,020                  $1.28                    3,000,000(1)

Equity compensation plans
not approved by security holders                  --                      --                            --
                                      -------------------------    ------------------------   -----------------------
Total                                        1,017,020                  $1.28                     3,000,000(1)

(1) These shares are the number of shares that are reserved under our 2004 Stock Incentive Plan. Since we have stated that we do not expect to grant any additional awards under our equity compensation plans other than the 2004 Stock Incentive Plan, the shares that would otherwise be available for future issuance under such other plans are not included in this number .

During the fourth quarter of 2004, no purchases were made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of any shares of our Common Stock.

On December 7, 2004, the Company sold 236,966 shares of its Common Stock and 94,787 warrants to purchase shares of its common stock. The sale of these securities was made in a transaction exempt from registration under Rule 506 under the Securities Act of 1933, as amended, to a single purchaser who qualified as an "accredited investor" with the meaning of Rule 501 thereunder. The aggregate offering price of the securities sold was $500,000. The Company did not pay any underwriting discount or commission with respect to this transaction.

The warrants issued to the purchaser have an exercise price per share of $3.26, subject to adjustment under certain circumstances and have a term expiring on December 7, 2009. The Company has filed a Registration Statement on Form S-3 covering, among other things, the resale of the shares sold in this offering and of the shares that might be issued upon exercise of the warrants. Commencing one year after the effective date of the registration statement, the Company has the right to redeem all or a portion of the warrants if certain conditions are met, including that the average per share market value of the Company's common stock for the twenty trading days immediately prior to the notice of redemption has been more than $4.89.

All other sales of equity securities by the Company during 2004 that were not registered under the Securities Act have been previously reported by the Company in a Quarterly Report on form 10-QSB or a Current Report on Form 8-K.

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

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapeutic agent, melphalan. The Phase I trial at the National Cancer Institute marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapeutic agent used in our initial clinical trials. Enrollment of new patients in the Phase I trial was completed in 2003 and following the 2004 presentation and adoption of a Phase II clinical trial protocol, patients are being enrolled and treated.

During 2004, we commenced a Phase III clinical trial study at the Sydney Melanoma Unit to proceed with study of the Delcath drug delivery system for inoperable cancer in the liver using doxorubicin. We are currently identifying, recruiting and treating patients and are in discussions with other sites worldwide.

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

     Liquidity and Capital Resources

Our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through 2006. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company is projecting the hiring of one additional employee.

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

     Future Capital Needs; Additional Future Funding

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company believes its capital resources are adequate to fund operations for at least the next twelve months but anticipates that it will require additional working capital after 2006. There can be no assurance that such working capital will be available on acceptable terms, if at all.

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

     Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The notes to financial statements included in Item 7 contain a summary of the significant accounting policies and methods used in the preparation of Delcath's financial statements. The Company is still in the development stage and has no revenues, trade receivables, inventories, or significant fixed or intangible assets and therefore has very limited opportunities to choose among accounting policies or methods. In many cases, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America.

Additionally, the Company devotes substantial resources to clinical trials and other research and development activities relating to obtaining FDA and other approvals for the Delcath system, the cost of which is required to be charged to expense as incurred. This further limits the Company's choice of accounting policies and methods. Similarly, management believes there are very limited circumstances in which the Company's financial statement estimates are significant or critical.

The Company considers the valuation allowance for the deferred tax assets to be a significant accounting estimate. In applying SFAS No. 109, "Accounting for Income Taxes," management estimates future taxable income from operations and tax planning strategies in determining if it is more likely than not that the Company will realize the benefits of its deferred tax assets.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

(c) Off-balance sheet arrangements.

We do not have any off-balance arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7. Financial Statements.

Please refer to pages F-1 through F-18

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004

Statements of Operations for the years ended December 31, 2004 and 2003 and cumulative from inception (August 5, 1988) to December 31, 2004

Statements of Stockholders' Equity for the years ended December 31, 2004 and 2003 and cumulative from inception (August 5, 1988) to December 31, 2004

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and cumulative from inception (August 5, 1988) to December 31, 2004

Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

The information required by Item 307 of Regulation S-B as amended effective August 14, 2003 is not required to be included in this annual report.

The information required by Item 308 of Regulation S-B as amended effective August 14, 2003 is not required to be included in annual report.

We have not yet become subject to the requirement to include an annual report of management on our internal control over financial reporting in our annual reports under Section 13 or 15(d) of the Securities Exchange Act.

Item 8B. Other Information.

There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2004 that we have not previously reported.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Items 401, 405 and 406 of Regulation S-B is incorporated by reference into this Form 10-KSB by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") for its 2005 Annual Meeting of Stockholders.

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

Item 12. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-B, if any, is incorporated into this form 10-KSB by reference to the Definitive Proxy Statement.

Item 13. Exhibits

(a) Exhibits

     Exhibit No.                     Description

        3.1 Amended and Restated Certificate of Incorporation of Delcath Systems, Inc., as amended to June 16, 2004. (incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (Commission File No. 001-16133)).

        3.2 Amended and Restated By-Laws of Delcath Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

        4.1 Rights Agreement, dated October 30, 2001, by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-A dated November 12, 2001 (Commission File No. 001-16133)).

        4.2 Form of Warrant Agreement by and between Delcath Systems, Inc. and Whale Securities Co., L.P. (incorporated by reference to
               Exhibit 4.2 to Amendment No. 5 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

        4.3 Form of Warrant Agent Agreement by and among Delcath Systems, Inc., Whale Securities Co., L.P., and American Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to Amendment No. 5 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

        4.4 Form of Underwriter's Unit Warrant Agreement between Delcath Systems, Inc. and Roan/Meyers Associates L.P. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

        4.5 Specimen 2003 Warrant (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

        4.6 Form of Warrant Agent Agreement by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as warrant agent, with respect to the 2003 Warrants (incorporated by reference to Exhibit 4.8 to Amendment No. 3 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

        4.7 Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated March 19, 2004 (Commission File No,. 001-16133)).

        4.8 Form of Series A Warrant to Purchase Shares of Common Stock dated as of November 24, 2004 (incorporated by reference to Exhibit 4.1 to

     Exhibit No.                     Description

               Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

        4.9 Form of Series B Warrant to Purchase Shares of Common Stock dated as of November 24, 2004 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

        4.10 Form of Series C Warrant to Purchase Shares of Common Stock dated as of November 24, 2004 (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

        4.11 Form of Series D Warrant to Purchase Shares of Common Stock dated as of December 7, 2004 (incorporated by reference to Exhibit 4.10 to Registrant's Registration Statement on Form S-3 (Registration No. 333-121681)).

        10.1   1992 Incentive Stock Option Plan (incorporated by reference to
               Exhibit 10.2 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

        10.2 1992 Non-Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

        10.3 2000 Stock Option Plan (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

        10.4   2001 Stock Option Plan (incorporated by reference to Exhibit
               10.12 to Amendment No. 1 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2001 (Commission File No. 001-16133)).

        10.5 2004 Stock Incentive Plan (incorporated by reference to Appendix B to Registrant's definitive Proxy Statement dated April 29, 2004 (Commission File No. 001-16133)).

        10.6 Employment Agreement, effective as of October 1, 2003, by and among Delcath Systems, Inc. and M. S. Koly (incorporated by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 001-16133)).

        10.7 Employment Agreement, effective as of October 1, 2003, by and among Delcath Systems, Inc. and Samuel Herschkowitz (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 001-16133)).

        10.8 Common Stock Purchase Agreement dated as of March 19, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 19, 2004 (Commission File No. 001-16133)).

        10.9 Registration Rights Agreement dated as of March 19, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated March 19, 2004 (Commission File No. 001-16133)).

        10.10 Common Stock Purchase Agreement dated as of November 24, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Exhibit A thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

        10.11 Registration Rights Agreement dated as of November 24, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on
               Schedule I

     Exhibit No.                     Description

               thereto (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

        10.12 Common Stock Purchase Agreement dated as of December 7, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Exhibit A thereto (incorporated by reference to Exhibit 10.5 to Registrant's Registration Statement on Form S-3 (Registration No. 333-121681)).

        10.13 Registration Rights Agreement dated as of December 7, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on
               Schedule I thereto (incorporated by reference to Exhibit 10.6 to Registrant's Registration Statement on Form S-3 (Registration No. 333-121681)).

        14 Code of Business Conduct (incorporated by reference to Exhibit 14 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 001-16133)).

        23     Consent of Eisner LLP.

        24    Power of Attorney (included on the signature page hereto).

        31.1  Certification by Chief Executive Officer Pursuant to Rule 13a-14.

        31.2   Certification by Chief Financial Officer Pursuant to Rule 13a-14.

        32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 32.1 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 32.2 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               Item 14. Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DELCATH SYSTEMS, INC.
                                    Registrant

                                        /s/ M. S. Koly
                                    -------------------------
                                    M. S. Koly, President
                                    March 21, 2005






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


Signature                                           Title                                  Date
---------                                           -----                                  ----

/s/ M. S. KOLY                             President, Chief Executive Officer,         March 21, 2005
-------------------------------            Treasurer
M. S. Koly                                 and Director (Principal Executive Officer)

/s/ PAUL M. FEINSTEIN
-------------------------------            Chief Financial Officer                     March 21, 2005
Paul M. Feinstein                          (Principal Financial Officer and
                                           Principal Accounting Officer)


/s/ SAMUEL HERSCHKOWITZ                    Chairman of the Board                       March 21, 2005
-------------------------------
Samuel Herschkowitz, M.D.


/s/ MARK A. CORIGLIANO                    Director                                     March 21, 2005
-------------------------------
Mark A. Corigliano


/s/ DANIEL ISDANER                        Director                                     March 21, 2005
-------------------------------
Daniel Isdaner


/s/ VICTOR NEVINS                        Director                                      March 21, 2005
-------------------------------
Victor Nevins

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)


                          Index to Financial Statements

                                                                      Page

Report of Independent Registered Public Accounting Firm                F-2

Balance Sheet as of December 31, 2004                                  F-3

Statements of Operations for the years ended December 31,
     2004 and 2003 and cumulative from inception
     (August 5, 1988) to December 31, 2004                             F-4

Statements of Stockholders' Equity for the years ended
     December 31, 2004 and 2003 and cumulative from
     inception (August 5, 1988) to December 31, 2004                   F-5

Statements of Cash Flows for the years ended December 31,
     2004 and 2003 and cumulative from inception
     (August 5, 1988) to December 31, 2004                             F-6

Notes to Financial Statements                                          F-7

             Report of Independent Registered Public Accounting Firm


The Board of Directors
Delcath Systems, Inc.:


We have audited the accompanying balance sheet of Delcath Systems, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from August 5, 1988 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Delcath Systems, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from August 5, 1988 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


Eisner LLP

New York, NY
February  25, 2005

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                                  Balance Sheet


                                                                          December 31,
                                                                              2004
                                                                       -------------------
                                    Assets
Current assets:
     Cash and cash equivalents                                       $            202,335
     Certificates of deposit                                                    7,055,129
     Interest receivable                                                           32,886
     Prepaid insurance                                                             47,816
                                                                       -------------------
                        Total current assets                                    7,338,166

Furniture and fixtures, net                                                        13,606
                                                                       -------------------

                        Total assets                                 $          7,351,772
                                                                       ===================

                    Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                           $            564,626
                                                                       -------------------
                        Total current liabilities                                 564,626
                                                                       -------------------

Stockholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
        authorized; no shares issued and outstanding                                --
     Common stock, $.01 par value; 70,000,000 shares authorized;
        15,243,185 shares issued and 15,215,085 outstanding                       152,151
     Additional paid-in capital                                                29,605,543
     Deficit accumulated during development stage                             (22,970,548)
                                                                       -------------------

                     Total stockholders' equity                                 6,787,146
                                                                       -------------------

                     Total liabilities and stockholders'
                        equity                                       $          7,351,772
                                                                       ===================


See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                               Cumulative
                                                                                             from inception
                                                                                            (August 5, 1988)
                                                       Year ended December 31,                     to
                                                    ----------------------------------
                                                         2004              2003             December 31, 2004
                                                    ----------------------------------  --------------------------

Costs and expenses:

     General and administrative expenses          $       1,059,815 $         707,737 $               7,070,861
     Research and development costs                       2,306,733         1,598,615                15,316,229
                                                    ----------------------------------  --------------------------

        Total costs and expenses                          3,366,548         2,306,352                22,387,090
                                                    ----------------------------------  --------------------------

        Operating loss                                   (3,366,548)       (2,306,352)              (22,387,090)

Other income (expense):
     Interest income                                        100,216            55,941                 1,086,620

     Interest expense                                         --                 --                    (171,473)
                                                    ----------------------------------  --------------------------

        Net  loss                                 $      (3,266,332)$      (2,250,411)$               (21,471,943)
                                                    ================  ================  ==========================

Common share data:
     Basic and diluted loss per share             $           (0.28)$           (0.30)
                                                    ================  ================

     Weighted average number of basic
           and diluted common shares
           outstanding                                   11,543,256         7,453,349
                                                    ================  ================


See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

                   Years ended December 31, 2004 and 2003 and cumulative from inception (August 5, 1988) to December 31, 2004



                                                                    Common stock $.01 par value
                                          ----------------------------------------------------------------------------------
                                                    Issued                   In treasury                 Outstanding
                                          --------------------------- --------------------------  --------------------------
                                             No. of                      No. of                      No. of
                                             shares           Amount     shares          Amount      shares          Amount
                                          -------------     ---------  -----------     -----------------------     -----------
Shares issued in connection with the
    formation of the Company as of
    August 22, 1988                          621,089     $   6,211          --       $     --         621,089     $   6,211
Sale of preferred stock,
    August 22, 1988                              --             --          --             --             --             --
Shares returned as of March 8, 1990              --             --      (414,059)       (4,141)     (414,059)       (4,141)
Sale of stock, October 2, 1990                   --             --        17,252           173        17,252           173
Sale of stock, January 23, 1991                  --             --        46,522           465        46,522           465
Sale of stock, August 30, 1991                   --             --         1,353            14         1,353            14
Sale of stock, December 31, 1992                 --             --       103,515         1,035       103,515         1,035
Sale of stock, July 15, 1994                     --             --       103,239         1,032       103,239         1,032
Sale of stock, December 19, 1996                 --             --        39,512           395        39,512           395
Shares issued in connection with
    conversion of short-term
     borrowings as of
    December 22, 1996                         58,491           585        98,388           984       156,879         1,569
Sale of stock, December 31, 1997              53,483           535           --             --        53,483           535
Exercise of stock options                     13,802           138         3,450            35        17,252           173
Shares issued as compensation                  2,345            23           828             8         3,173            31
Shares issued in connection with
    exercise of warrants                      21,568           216          --             --          21,568          216
Sale of stock,  January 16, 1998              34,505           345          --             --          34,505          345
Sale of stock, September 24, 1998              3,450            35          --             --           3,450           35
Shares returned, April 17, 1998               (3,450)          (35)         --             --          (3,450)         (35)
Exercise of stock options                      8,626            86          --             --           8,626           86
Sale of stock, June 30, 1999                  46,987           470          --             --          46,987          470
Shares issued in connection with
    exercise of warrants                       2,300            23          --             --           2,300           23
Sale of stock, April 14, 2000                230,873         2,309          --             --         230,873        2,309
Dividends paid on preferred stock            690,910         6,909          --             --         690,910        6,909
Conversion of preferred stock                833,873         8,339          --             --         833,873        8,339
Sale of stock, October 19, 2000            1,200,000        12,000          --             --       1,200,000       12,000
Shares issued as compensation
    for stock sale                            85,000           850          --             --          85,000          850
Stock options issued as
    compensation                                 --             --          --             --             --            --
Sum of fractional common shares
    cancelled after year 2000
    stock splits                                 (36)           (1)         --             --             (36)          (1)
Stock warrants issued as
    compensation                                 --             --          --             --             --            --
Sale of stock on April 3, 2002                 243,181         2,432        --             --          243,181        2,432
Repurchases of stock, November                                           (28,100)         (281)        (28,100)        (281)
    and December 2002
Amortization since inception of
    compensatory stock options                   --             --          --             --           --             --
Forfeiture since inception of stock
    options                                      --             --          --             --           --             --
Deficit accumulated from inception
    to December 31, 2002                         --             --          --             --           --             --
                                          -------------     --------- ------------     ---------  ------------     ---------
Balance at December 31, 2002                 4,146,997 $      41,470     (28,100)  $      (281)    4,118,897   $     41,189

Sale of stock May 20, 2003 including
    underwriter's exercise of
    overallotment option                     3,895,155        38,952        --             --      3,895,155         38,952
Proceeds from sale of unit option                --             --          --             --             --            --
Exercise of 2003 Warrants                    1,730,580        17,305          0             0      1,730,580         17,305
Net loss for year ended
    December 31, 2003
                                          -------------     --------- ------------     ---------  ------------     ---------
Balance at December 31, 2003                 9,772,732        97,727      (28,100)         (281)    9,744,632        97,446

Sale of stock, March, 2004                   1,197,032        11,970        --             --       1,197,032        11,970
Sale of stock, April, 2004                     290,457         2,905        --             --         290,457         2,905
Exercise of 2002 Warrants                       20,265           203        --             --          20,265           203
Stock options issued as compensation             --             --          --             --           --              --
Exercise of 2003 Warrants                    2,160,163        21,602        --             --       2,160,163        21,602
Sale of stock, November, 2004                1,069,520        10,695        --             --       1,069,520        10,695
Sale of stock, December, 2004                  236,966         2,370        --             --         236,966         2,370
Exercise of 2003 Representative's
    Unit Warrants                              282,025         2,820        --             --         282,025         2,820
Exercise of Representative's Common
    Stock Warrants                             152,025         1,520        --             --         152,025         1,520
Exercise of stock options                       62,000           620        --             --          62,000           620
Net loss for year ended
    December 31, 2004
                                          -------------     --------- ------------     ---------  ------------     ---------
                                            15,243,185    $  152,432     (28,100)   $    (281)     15,215,085    $  152,151
                                          =============     ========= ============     =========  ============     =========



                                                                   Class A                      Class B
                                          Preferred Stock       preferred stock              preferred stock
                                          --------------------------------------------- --------------------------
                                          $.01 par value        $.01 par value                $.01 par value
                                          --------------------------------------------- --------------------------
                                           No. of            No. of                       No. of
                                           shares   Amount    shares           Amount      shares          Amount
                                          ------------------------------     -----------------------    ------------
Shares issued in connection with the
    formation of the Company as of
    August 22, 1988                         --      $  --             --    $     --            --       $     --
Sale of preferred stock,
    August 22, 1988                         --         --       2,000,000     20,000            --             --
Shares returned as of March 8, 1990         --         --             --          --            --             --
Sale of stock, October 2, 1990              --         --             --          --            --             --
Sale of stock, January 23, 1991             --         --             --          --        416,675         4,167
Sale of stock, August 30, 1991              --         --             --          --            --             --
Sale of stock, December 31, 1992            --         --             --          --            --             --
Sale of stock, July 15, 1994                --         --             --          --            --             --
Sale of stock, December 19, 1996            --         --             --          --            --             --
Shares issued in connection with
    conversion of short-term
     borrowings as of
    December 22, 1996                       --         --             --          --            --             --
Sale of stock, December 31, 1997            --         --             --          --            --             --
Exercise of stock options                   --         --             --          --            --             --
Shares issued as compensation               --         --             --          --            --             --
Shares issued in connection with
    exercise of warrants                    --         --             --          --            --             --
Sale of stock,  January 16, 1998            --         --             --          --            --             --
Sale of stock, September 24, 1998           --         --             --          --            --             --
Shares returned, April 17, 1998             --         --             --          --            --             --
Exercise of stock options                   --         --             --          --            --             --
Sale of stock, June 30, 1999                --         --             --          --            --             --
Shares issued in connection with
    exercise of warrants                    --         --             --          --            --             --
Sale of stock, April 14, 2000               --         --             --          --            --             --
Dividends paid on preferred stock           --         --             --          --            --             --
Conversion of preferred stock               --         --      (2,000,000)   (20,000)      (416,675)       (4,167)
Sale of stock, October 19, 2000             --         --             --          --            --             --
Shares issued as compensation
    for stock sale                          --         --             --          --            --             --
Stock options issued as
    compensation                            --         --             --          --            --             --
Sum of fractional common shares
    cancelled after year 2000
    stock splits                            --         --             --          --            --             --
Stock warrants issued as
    compensation                            --         --             --          --            --             --
Sale of stock on April 3, 2002              --         --             --          --            --             --
Repurchases of stock, November              --         --             --          --            --             --
    and December 2002
Amortization since inception of
    compensatory stock options              --         --             --          --            --             --
Forfeiture since inception of stock
    options                                 --         --             --          --            --             --
Deficit accumulated from inception
    to December 31, 2002                    --         --             --          --            --             --
                                          ------   ---------------------     ---------- ------------    ----------
Balance at December 31, 2002                  0    $    0             0    $         0           0    $        0  $

Sale of stock May 20, 2003 including
    underwriter's exercise of
    overallotment option                    --         --             --            --           --            --
Proceeds from sale of unit option           --         --             --            --           --            --
Exercise of 2003 Warrants                     0         0             0              0            0             0
Net loss for year ended
    December 31, 2003
                                          ------   ---------------------     ---------- ------------    ----------
Balance at December 31, 2003                  0  $      0             0    $         0            0   $         0

Sale of stock, March, 2004                  --         --             --            --            --             --
Sale of stock, April, 2004                  --         --             --            --            --             --
Exercise of 2002 Warrants                   --         --             --            --            --             --
Stock options issued as compensation        --         --             --            --            --             --
Exercise of 2003 Warrants                   --         --             --            --            --             --
Sale of stock, November, 2004               --         --             --            --            --             --
Sale of stock, December, 2004               --         --             --            --            --             --
Exercise of 2003 Representative's
    Unit Warrants                           --         --             --            --            --             --
Exercise of Representative's Common
    Stock Warrants                          --         --             --            --            --             --
Exercise of stock options                   --         --             --            --            --             --
Net loss for year ended
    December 31, 2004
                                          ------   -----------  --------     ---------- ------------    ----------
                                               0  $      0             0    $         0            0   $         0
                                          ======   ===========  ========     ========== ============    ==========




                                                               Deficit
                                                             accumulated
                                           Additional         during
                                             paid-in         development
                                             capital           stage             Total
                                          --------------  ----------------  ----------------
Shares issued in connection with the
    formation of the Company as of
    August 22, 1988                       $   (5,211)      $     --          $    1,000
Sale of preferred stock
    August 22, 1988                          480,000             --             500,000
Shares returned as of March 8, 1990            4,141             --                --
Sale of stock, October 2, 1990                24,827             --              25,000
Sale of stock, January 23, 1991            1,401,690             --           1,406,322
Sale of stock, August 30, 1991                 9,987             --              10,001
Sale of stock, December 31, 1992           1,013,969             --           1,015,004
Sale of stock, July 15, 1994               1,120,968             --           1,122,000
Sale of stock, December 19, 1996             999,605             --           1,000,000
Shares issued in connection with
    conversion of short-term
     borrowings as of
    December 22, 1996                      1,703,395             --           1,704,964
Sale of stock, December 31, 1997             774,465             --             775,000
Exercise of stock options                     30,827             --              31,000
Shares issued as compensation                 34,454             --              34,485
Shares issued in connection with
    exercise of warrants                     234,182             --             234,398
Sale of stock,  January 16, 1998             499,655             --             500,000
Sale of stock, September 24, 1998             56,965             --              57,000
Shares returned, April 17, 1998               (4,965)            --              (5,000)
Exercise of stock options                     67,414             --              67,500
Sale of stock, June 30, 1999                 775,722             --             776,192
Shares issued in connection with
    exercise of warrants                      24,975             --              24,998
Sale of stock, April 14, 2000                499,516             --             501,825
Dividends paid on preferred stock            992,161       (1,498,605)         (499,535)
Conversion of preferred stock                 15,828             --                 --
Sale of stock, October 19, 2000            5,359,468             --           5,371,468
Shares issued as compensation
    for stock sale                              (850)            --                 --
Stock options issued as
    compensation                               3,800             --               3,800
Sum of fractional common shares
    cancelled after year 2000
    stock splits                                   1             --                 --
Stock warrants issued as
    compensation                             198,000             --             198,000
Sale of stock on April 3, 2002               265,068             --             267,500
Repurchases of stock, November               (50,822)            --             (51,103)
    and December 2002
Amortization since inception of
    compensatory stock options              3,760,951            --           3,760,951
Forfeiture since inception of stock
    options                                (1,240,780)           --          (1,240,780)
Deficit accumulated from inception
    to December 31, 2002                         --       (15,955,200)      (15,955,200)
                                        --------------  ----------------  ----------------
Balance at December 31, 2002               19,049,406   $ (17,453,805)     $  1,636,790

Sale of stock May 20, 2003 including
    underwriter's exercise of
    overallotment option                    1,453,696           --            1,492,648
Proceeds from sale of unit option                  68           --                   68
Exercise of 2003 Warrants                   1,273,895              0          1,291,200
Net loss for year ended
    December 31, 2003                                       (2,250,411)      (2,250,411)
                                        --------------  ----------------  ----------------
Balance at December 31, 2003               21,777,065      (19,704,216)       2,170,295

Sale of stock, March, 2004                  2,660,625             --          2,672,595
Sale of stock, April, 2004                    635,130             --            638,035
Exercise of 2002 Warrants                      26,547             --             26,750
Stock options issued as compensation            5,222             --              5,222
Exercise of 2003 Warrants                   1,652,524             --          1,674,126
Sale of stock, November, 2004               1,829,305             --          1,840,000
Sale of stock, December, 2004                 497,630             --            500,000
Exercise of 2003 Representative's
    Unit Warrants                             284,383             --            287,203
Exercise of Representative's Common
    Stock Warrants                            193,072             --            194,592
Exercise of stock options                      44,040             --             44,660
Net loss for year ended
    December 31, 2004                                         (3,266,332)     (3,266,332)
                                        --------------  ----------------  ----------------
                                           29,605,543   $  (22,970,548)   $    6,787,146
                                        ==============  ================  ================

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                    Cumulative
                                                                                                  from inception
                                                                Year ended December 31,          (August 5, 1988)
                                                            -------------------------------            to
                                                                 2004            2003            December 31, 2004
                                                            ---------------  --------------  --------------------------

Cash flows from operating activities:
    Net loss                                                 $(3,266,332)     $ (2,250,411)       $      (21,471,943)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Stock option compensation expense                            5,222             --                   2,525,392
      Stock and warrant compensation expense
        issued for consulting services                               --              --                     236,286
      Depreciation expense                                         5,526             4,990                   31,692
      Amortization of organization costs                             --               --                     42,165
      Rent expense attributable to lease deposit                  24,000              --                       --
    Changes in assets and liabilities:
      (Increase) decrease in prepaid expenses                       (316)           49,083                  (47,816)
      Increase in interest receivable                            (18,611)           (8,865)                 (32,883)
      Increase in accounts payable
        and accrued expenses                                     304,425            85,030                  564,625
                                                            ---------------  --------------  --------------------------
          Net cash used in operating activities               (2,946,086)       (2,120,173)             (18,152,482)
                                                            ---------------  --------------  --------------------------

Cash flows from investing activities:
      Purchase of furniture and fixtures                          (5,347)           (5,029)                (45,300)
      Purchase of short-term investments                      (6,052,383)       (2,017,321)            (10,969,704)
      Proceeds from maturities of short-term
        investments                                            1,014,575           370,000               3,914,575
      Organization costs                                             --               --                   (42,165)
                                                            ---------------  --------------  --------------------------
          Net cash used in investing activities               (5,043,155)       (1,652,350)             (7,142,594)
                                                            ---------------  --------------  --------------------------

Cash flows from financing activities:
      Net proceeds from sale of stock and exercise
        of stock options and warrants                          7,877,961         3,022,487             24,343,085
      Repurchases of outstanding  common stock                      --               --                   (51,103)
      Dividends paid                                                --               --                  (499,535)
      Proceeds from short-term borrowings                           --               --                 1,704,964
                                                            ---------------  --------------  --------------------------
          Net cash provided by financing activities            7,877,961         3,022,487              5,497,411
                                                            ---------------  --------------  --------------------------

      (Decrease) increase in cash and cash equivalents          (111,280)         (750,035)               202,335

Cash and cash equivalents at beginning of period                 313,615         1,063,650                     --
                                                            ---------------  --------------  --------------------------

Cash and cash equivalents at end of period                 $     202,335     $     313,615       $        202,335
                                                            ===============  ==============  ==========================

Cash paid for interest                                     $        --       $        --         $        171,473
                                                            ===============  ==============  ==========================

Supplemental non-cash activities:
    Conversion of debt to common stock                     $         --      $         --        $       1,704,964
                                                            ===============  ==============  ==========================

    Common stock issued for preferred stock dividends      $         --      $         --        $         999,070
                                                            ===============  ==============  ==========================

    Conversion of preferred stock to common stock          $         --      $         --        $          24,167
                                                            ===============  ==============  ==========================

    Common stock issued as compensation
      for stock sale                                       $         --      $        --        $          510,000
                                                            ===============  ==============  ==========================


See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2004 and 2003



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

     (c) Furniture and Fixtures

          Furniture and fixtures are recorded at cost and are being depreciated on a straight line basis over the estimated useful lives of the assets of five years. Accumulated depreciation amounted to $31,692 at December 31, 2004.

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

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2004 and 2003


       (e)    Stock Option Plan

               The Company has historically accounted for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant only if the current fair market value of the underlying stock exceeds the exercise price. Fair market values of the Company's Common Stock at the dates options were granted, prior to the Company's stock becoming publicly traded, were based on third party sales of stock at or around the dates options were granted, or in the absence of such transactions, based on a determination by the board of directors based on current available information. Such cost is then recognized over the period the recipient is required to perform services to earn such compensation. If a stock option does not become vested because an employee fails to fulfill an obligation, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.

               The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure in accordance with the provisions of SFAS No. 123.

               Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated as follows:

                                                                    2004                  2003
                  Net loss                                  $    (3,266,332)    $     (2,250,411)
                  Stock-based employee compensation
                  expense included in net loss,
                  net of related tax effects                             0                     0
                  Stock-based employee compensation expense
                  determined under the fair value based
                  method, net of related tax effects               (93,793)              (82,568)
                                                              -------------           -----------
                  Pro forma net loss                        $   (3,360,125)     $     (2,332,979)
                                                              =============         =============
                  Loss per share (basic and diluted):
                   As reported                              $        (0.28)     $          (0.30)
                   Pro forma                                         (0.29)                (0.31)

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2004 and 2003



              The per share weighted average fair value of stock options granted during 2003 was $.32, estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumption of a risk free interest rate of 3.49% and volatility of 29%, with no dividend yield and an expected life of five years. No options were granted in 2004.

          (f) Loss Per Share

              The Company follows the provisions of SFAS No. 128, "Earnings Per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the Statements of Operations. Basic EPS excludes dilution and is computed using the weighted average number of common shares outstanding during the period. The diluted EPS calculation assumes all dilutive stock options or contracts to issue Common Stock were exercised or converted into Common Stock at the beginning of the period.

              For the years ended December 31, 2004 and 2003, the following potential common shares were excluded from the computation of diluted EPS because their effects would be antidilutive:

                                                             2004       2003
                                                             ----       ----
               Shares issuable upon exercise of options   1,017,020    1,520,678
               Shares issuable upon exercise of warrants  4,417,748    4,628,970
                                                          ---------    ---------
                                                          5,434,768    6,149,648
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

          (h) Cash Equivalents

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

                           December 31, 2004 and 2003


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

                           December 31, 2004 and 2003


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

          On December 19, 1996, the Company sold through a private transaction 39,512 shares of Common Stock for total proceeds of $1,000,000. In connection with the offering, the purchaser obtained sole distribution rights for the Company's products in Japan, Korea, China, Taiwan, and Hong Kong through December 31, 2004. No value was attributed to the distribution rights. In addition, under certain conditions, the purchaser would have been required to buy certain products from the Company.

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

                           December 31, 2004 and 2003


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

                           December 31, 2004 and 2003


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

          The Company issued the following common stock warrants in 2001 for consulting services:

          (1) 150,000 fully vested warrants to purchase 150,000 units at $7.00 per unit, through January 4, 2005, each unit consisting of one fully-paid and non-assessable share of common stock, and one Common Stock Purchase Warrant entitling the holder to purchase one share of Common Stock for $6.60 per share. None of these warrants has been exercised as of December 31, 2004. Such warrants, valued at $175,000, were recognized as an expense in the first quarter of 2001.

          (2) 150,000 warrants to purchase up to 150,000 shares of Common Stock, through April 30, 2005, for $6.60 per share. 25,000 of such warrants vested in 2001 and the remaining 125,000 warrants would have vested if the share price of the Company's Common Stock exceeded certain share price levels above the IPO price by May 2002. As of May 2002, none of the thresholds had been met, and the 125,000 remaining warrants did not vest and were forfeited. None of the 25,000 vested warrants had been exercised as of December 31, 2004. The 25,000 vested, non-contingent warrants have been valued at $23,000, and were recognized as an expense in the first quarter of 2001. The expenses, as noted in (1) and (2) above, recognized with these two warrant issues are non-cash expenses.

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

                           December 31, 2004 and 2003


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

          On May 20, 2003, the Company completed the sale of 677,419 units of its securities at a selling price of $3.10 per unit. Each unit consisted of five shares of common stock and five warrants (the "2003 Warrants") each to purchase one share of common stock. The 2003 Warrants are exercisable at $0.775, and they expire on May 20, 2008. A total of 3,387,095 shares of common stock and 2003 Warrants each were issued, and the Company received gross proceeds of $2,099,999. In addition, the Company granted the underwriters an option to purchase at $3.10 per unit up to an aggregate of an additional 15% of the total units sold in the public offering. On June 10, 2003 the underwriters exercised their option for the full allotment of additional units, and the Company issued 508,060 shares of its common stock and 2003 Warrants each, and received gross proceeds of $314,997. The Company received $68 for granting the underwriters an option to purchase until May 14, 2008, 67,741 units at 165% of the offering price. As a result of the foregoing, the Company received $2,415,064 of proceeds ($1,492,716 after underwriting fees and other expenses).

          As of December 31, 2003, the Company had received $1,291,200 of net proceeds from the exercise of 2003 Warrants for which it issued 1,730,580 shares of its common stock.

          Costs of $238,571 incurred through December 31, 2002 in connection with the May 2003 sale of units, which had been deferred at December 31, 2002, were charged to additional paid-in capital upon completion of the sale in 2003.

          In March 2004 proceeds of $26,750 were received ($1.32 per share) as 20,265 warrants the Company issued in a private placement in 2002 were exercised.

          In March 2004 the Company completed the sale of 1,197,032 shares of its common stock and the issuance of warrants to purchase 299,258 common shares at $3.01 per share in a private

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2004 and 2003


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

          On June 15, 2004, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock from 35 million to 70 million.

          In November 2004 the Company completed the sale of 1,069,520 shares of its common stock at $1.87 per share and the issuance of warrants to purchase 1,996,635 common shares in a private placement to institutional and accredited investors. The Company received net proceeds of $1,840,000 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

          In December 2004 the Company completed the sale of 236,966 shares of its common stock at $2.11 per share and the issuance of warrants to purchase 94,787 common shares in a private placement to institutional and accredited investors. The Company received net proceeds of $500,000 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

          During 2004 the Company received net proceeds of $1,674,126 ($0.775 per share) as 2,160,163 of the 2003 Warrants were exercised and for which it has issued shares of its common stock. 1,893,658 warrants were exercised following a notice of redemption issued on October 1, 2004 in accordance with the terms of the warrant and as all such warrants have now been redeemed, trading therein has ceased.

          During 2004 the Company received net proceeds of $287,203 ($1.022 per share) upon the exercise of 56,405 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering. This resulted in the issuance of 282,025 shares of common stock together with a similar amount of Representative's Common Stock Warrants. 152,025 Representative's Common Stock Warrants were exercised ($1.28 per share) with a similar amount of common stock being issued and receipt of net proceeds of $194,592.

          The Company received a net amount of $44,660 upon the exercise of 62,000 in stock options during the last quarter. 60,000 options were exercised at a price of $0.71 per share and 2,000 were exercised at a price of $1.03 per share.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2004 and 2003


     (b)  Common Stock Repurchases

          Pursuant to a stock repurchase plan approved in 2002 by the Company's Board of Directors, the Company repurchased 28,100 shares of common stock for $51,103 during 2002. The Company has been authorized by the Board of Directors to purchase up to seven percent of its then outstanding common stock (290,289).

     (c)  Stock Option Plans

          The Company established an Incentive Stock Option Plan, a Non-Incentive Stock Option Plan, the 2000 Stock Option Plan, the 2001 Stock Option Plan and the 2004 Stock Incentive Plan (collectively, the "Plans") under which stock options may be granted. A stock option grant allows the holder of the option to purchase a share of the Company's Common Stock in the future at a stated price. The Plans are administered by the Compensation Committee of the Board of Directors which determines the individuals to whom the options shall be granted as well as the terms and conditions of each option grant, the option price and the duration of each option.

          The Company's Incentive and Non-Incentive Stock Option Plans were approved and became effective on November 1, 1992. During 2000, 2001 and 2004, respectively, the 2000 and 2001 Stock Option Plans and the 2004 Stock Incentive Plan, became effective. Options granted under the Plans vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. Stock option activity for the period January 1, 2003 through December 31, 2004 is as follows:

                                                   The Plans
                                                             Weighted
                                                              Average
                                                             Exercise
                                             Shares            Price

                Outstanding at
                   December 31, 2002      1,145,678           $2.43

                Granted during 2003         475,000            1.03

                Forfeited during 2003       (86,500)            .96

                Expired during 2003         (13,500)           1.23
                                          ---------

                Outstanding at
                   December 31, 2003      1,520,678           $2.09

                Expired during 2004        (441,664)           4.14
                Exercised during 2004       (62,000)            .72
                                           --------

                Outstanding at
                   December 31, 2004      1,017,020           $1.28
                                          =========          ======

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2004 and 2003


          The following summarizes information about shares subject to option at December 31, 2004:

                                Options outstanding                                       Options exercisable
                                -------------------                                       -------------------
                                                                     Weighted
                                                  Weighted            average                          Weighted
           Number            Range of              average           remaining         Number           average
         outstanding      exercise prices      exercise price      life in years     exercisable      exercise price
     -----------------  -------------------  ------------------  ----------------    -----------    ----------------
          100,000           $   .60                                    1.92            100,000
          160,000               .71                                    2.75            130,000
          120,000               .85                                    2.00            120,000
          473,000              1.03                                    3.67            223,500
          164,020              3.31                                    0.95            164,020
          -------                                                                      -------

        1,017,020          $ .60 - $3.31            $1.28             2.72             737,520          $1.30
        ========+          =============            =====             ====             =======          =====


          At December 31, 2003, options for 935,678 shares were exercisable at a weighted average exercise price of $2.79 per share.

     (3)  Income Taxes

          As of December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $17,702,000. A portion of that amount, $13,420,000, is subject to an annual limitation of approximately $123,000 as a result of a change in the Company's ownership through May 2003, as defined by federal income tax regulations (Section 382). The balance of $4,282,000 is available to offset future federal taxable income, if any, through 2024. The available net operating loss carryforwards after applying the annual limitation under Section 382 resulted in a deferred tax asset of approximately $2,295,000 at December 31, 2004 ($1,280,000 at December 31, 2003). Management does not expect the Company to have taxable income in the near future and established a 100% valuation allowance against the deferred tax asset created by the available net operating loss carryforwards at December 31, 2004 and 2003. The valuation allowance increased $1,015,000 during the year ended December 31, 2004, and decreased $3,100,000 during the year ended December 31, 2003.

     (4)  Related Party Transactions

          The Company sublet office space from a corporation controlled by an officer of the Company whose lease with the landlord expired in August 1997. Thereafter, the Company's occupancy of the premises continued pursuant to an informal arrangement, under which the Company remitted monthly rental payments directly to the landlord. The informal arrangement was replaced as of January 1, 2002 with a lease agreement between the Company and the landlord which expired on December 22, 2003. In connection with its occupancy, the Company paid the affiliate $24,000 which the affiliate then paid to the landlord as a deposit on the lease. Since the Company has occupied its office space on a month-to-month basis since December 22, 2003, and has not

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2004 and 2003


          executed a new lease agreement for the premises, it believes recovery of the lease deposit is uncertain and has charged the aforementioned $24,000 to rent expense in December 2004.

          During the year ended December 31, 2004, the Company incurred $61,720 for consulting services to the affiliate of an officer referred to above.

     (5)  Rents

          The Company currently occupies its office space on a month-to-month basis. Rent expense totaled $111,376 and $87,376 for the years ended December 31, 2004 and 2003, respectively.

     (6)  Recent Accounting Pronouncements

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative contracts entered into or modified after June 30, 2003. The Company does not currently have any derivative instruments. This new standard did not have an impact on the Company's financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new standard requires an issuer to classify certain financial instruments as liabilities or, in some instances, assets. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. This new standard did not have an impact on the Company's financial statements.

          FASB Statement 123 (Revision 2004), "Share -Based Payment," was issued in December 2004 and is effective for the Company on January 1, 2006. The new statement requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company currently accounts for its share-based payments to employees under the intrinsic value method of accounting set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Additionally, the Company complies with the stock-based employer compensation disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Company plans to adopt the new statement in its financial statements as of January 1, 2006.

          In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets (an amendment of APB Opinion No. 29)." This new standard requires an issuer to measure and recognize nonmonetary exchanges which are anticipated to have an impact on future cash flows. SFAS No. 153 will be effective for the Company in the fourth quarter of 2005 and is not expected to have any impact on the Company's financial statements.