Form 10QSB
period 2005-03-31
DELCATH SYSTEMS INC
filed 2005-05-16
CIK 872912

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                     06-1245881
        ---------------------                       ---------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 13, 2005, 15,483,445 shares of the Issuer's common stock, $0.01 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                 Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheet - March 31, 2005                                         3

Statements of Operations for the Three Months Ended                    4
     March 31, 2005 and 2004 and Cumulative from Inception
     (August 5, 1988) to March 31, 2005

Statements of Cash Flows for the Three Months Ended                    5
     March 31, 2005 and 2004 and Cumulative from Inception
     (August 5, 1988) to March 31, 2005

Notes to Condensed Financial Statements                                6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                             9

Item 3.  Controls and Procedures                                      11

Part II. OTHER INFORMATION

Item 6.  Exhibits                                                     11

Signatures                                                            13

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2005


                                                                 March 31,
                           Assets                                  2005
                                                              ---------------

Current assets:
     Cash and cash equivalents                              $    1,617,687
     Certificate of deposit                                      5,047,077
     Interest receivable                                            42,088
     Prepaid insurance                                              64,330
                                                              ---------------
                        Total current assets                     6,771,182

Furniture and fixtures, net                                         12,092
                                                              ---------------

                        Total assets                        $    6,783,274
                                                              ===============

           Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                  $      622,227
                                                              ---------------
                        Total current liabilities                  622,227
                                                              ---------------


Stockholders' equity
     Common stock, $.01 par value, 70,000,000
        shares authorized                                            154,834
     Additional paid-in capital                                   29,892,088
     Deficit accumulated during development stage                (23,885,875)
                                                              ---------------

                     Total stockholders' equity                    6,161,047
                                                              ---------------

                     Total liabilities and stockholders'
                        equity                              $      6,783,274
                                                              ===============



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                             Cumulative
                                                                                           From Inception
                                                              Three Months Ended          (August 5, 1988)
                                                                  March 31,                     to
                                                            2005              2004         March 31, 2005
                                                     -------------------------------     -------------------
Costs and expenses:

    General and administrative expenses            $       415,258      $   228,644     $     7,486,119
    Research and development costs                         551,361          487,840          15,867,590
                                                     -------------------------------      --------------

      Total costs and expenses                             966,619          716,484          23,353,709
                                                     -------------------------------    ----------------

      Operating loss                                      (966,619)        (716,484)         (23,353,709)

    Interest income                                         51,292            6,950            1,137,911
    Interest expense                                           -                 -              (171,473)
                                                     -------------------------------    ----------------

      Net loss                                     $      (915,327)     $  (709,534)    $    (22,387,270)
                                                     =============  ================      ===============

Common share data:
    Basic and diluted loss
      per share                                    $        (0.06)      $     (0.07)
                                                     =============  ================

    Weighted average number
      of shares of common                              15,358,028          9,805,626
                                                     =============  ================
      stock outstanding


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)

                                                                               Cumulative
                                                 Three Months Ended          from inception
                                                      March 31,              (August 5, 1988)
                                                 2005          2004         to March 31, 2005
                                             ----------------------------  --------------------
Cash flows from operating activities:
   Net loss                                    $ (915,327)    $ (709,534)        $ (22,387,270)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities
     Stock option compensation expense                  -              -             2,525,392
     Stock and warrant compensation expense
      issued for consulting services                    -              -               236,286
     Depreciation expense                           1,515          1,248                33,207
     Amortization of organization costs                 -              -                42,165
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses      (16,514)        15,000               (64,330)
     (Increase) interest receivable                (9,202)        (1,099)              (42,087)
     Increase in accounts
      payable and accrued expenses                 57,602         81,538               622,227
                                             ----------------------------  --------------------
      Net cash used in operating activities      (881,927)      (612,847)          (19,034,409)
                                             ----------------------------  --------------------

Cash flows from investing activities:
   Purchase of furniture and fixtures                   -              -               (45,300)
   Purchase of short-term investments          (1,047,077)             -           (12,016,781)
   Proceeds from maturities of short-term
     investments                                3,055,129      1,014,575             6,969,704
   Organization costs                                   -              -               (42,165)
                                             ----------------------------  --------------------
         Net cash provided by (used in)
               investing activities             2,008,052      1,014,575            (5,134,542)
                                             ----------------------------  --------------------

Cash flows from financing activities:
   Net proceeds from sale of stock and
     exercise of stock options and warrants       289,227      2,949,201            24,632,312
   Repurchases of outstanding  common stock             -              -               (51,103)
   Dividends paid                                       -              -              (499,535)
   Proceeds from short-term borrowings                  -              -             1,704,964
                                             ----------------------------  --------------------
             Net cash provided by
               financing activities               289,227      2,949,201            25,786,638
                                             ----------------------------  --------------------

      Increase (decrease) in cash and cash
        equivalents                             1,415,352      3,350,929             1,617,687

Cash and cash equivalents at beginning of
  period                                          202,335        313,615                     -
                                             ----------------------------  --------------------

Cash and cash equivalents at end of period    $ 1,617,687    $ 3,664,544           $ 1,617,687
                                             ============================  ====================

   Cash paid for interest                    $          -    $         -           $   171,473
                                             ============================  ====================

   Supplemental disclosure of non-cash
     activities:
   Conversion of debt to common stock        $         -     $         -          $  1,704,964
                                             ============================  ====================
   Common stock issued for preferred stock
      dividends                              $         -     $          -         $    999,070
                                             ============================  ====================
   Conversion of preferred stock to
     common stock                            $         -     $          -         $     24,167
                                             ============================  ====================
   Common stock issued as compensation
     for stock sale                          $         -     $          -         $    510,000
                                             ============================  ====================

See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements

Note 1: Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company which was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing, and removing, high dose chemotherapy agents to a diseased organ system while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an IDE (Investigational Device Exemption) and an IND (Investigational New Drug) for its product by the FDA (Food and Drug Administration). The Company is seeking to complete clinical trials in order to obtain separate FDA pre-market approvals for the use of its delivery system using doxorubicin and melphalan, chemotherapeutic agents, to treat malignant melanoma that has spread to the liver.

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2005 and 2004 and cumulative from inception (August 5, 1988) to March 31, 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, which are contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 3: Research and Development Costs

Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred.

Note 4: Stockholders' Equity

During the three months ended March 31, 2005, the Company received net proceeds of $32,377 ($1.022 per share) upon the exercise of 6,336 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering. This resulted in the issuance of 31,680 shares of common stock together with a similar amount of Representative's Common Stock Warrants. In addition, 146,680 Representative's Common Stock Warrants were exercised ($1.28 per share) with a similar amount of common stock being issued and receipt of net proceeds of $188,751.

The Company received a net amount of $68,100 upon the exercise of 90,000 in stock options during the quarter. 60,000 options were exercised at a price of $0.71 per share and 30,000 were exercised at a price of $0.85 per share.

The following table sets forth changes in stockholders' equity during the three months ended March 31, 2005:


                                    Common Stock, $0.01 Par Value                          Deficit Accumulated
                                        Issued and Outstanding           Additional              During
                                    -----------------------------
                                    No. of shares          Amount     Paid in Capital        Development Stage    Total
                                    -------------          ------     ---------------        -----------------    -----

Balance at December 31, 2004          15,215,085          $152,151      $29,605,543           $(22,970,548)    $6,787,146

Issuance of common stock in
  connection with the exercise of
  2003 Representative's Unit
  Warrants                                31,680               317           32,060                                32,377
Issuance of common stock in
  connection with the exercise of
  Representative's Common Stock
   Warrants                              146,680             1,466          187,285                               188,751
Issuance of common stock in
  connection with the exercise of
  stock options                           90,000                900          67,200                                68,100
Net loss for three months ended
  March 31, 2005                                                                                  (915,327)      (915,327)
                                      ----------            -------     -----------            ------------     ----------
Balance at March 31, 2005             15,483,445           $154,834     $29,892,088           $(23,885,875)    $6,161,047
                                      ==========           =========    ============           =============   ===========

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

Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated as follows:

                                             Three Months Ended March 31,
                                     -----------------------------------------
                                          2005                   2004
                                     ---------------     ---------------------
 Net loss, as reported              $   (915,327)       $     (709,534)
 Stock-based employee
   compensation
   expense  included in net loss,
   net of related tax effects               0                     0
 Stock-based employee
   compensation determined under
   the fair value based method,
   net of related tax effects            (17,618)              (25,392)
                                     ---------------     ---------------------
 Pro forma net loss                     (932,945)              (734,926)
                                     ===============     =====================
 Loss per share (basic and diluted):
  As reported                       $    (0.06)         $       (0.07)
  Pro forma                              (0.06)                 (0.07)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-based Payment" that will require the Company to expense costs related to share-based payment transaction with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on January 1, 2006. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

SFAS No. 123(R) allows the use of both closed form models (e.g., Black-Scholes Model) and open form models (e.g., lattice models) to measure the fair value of the share-based payment as long as that model is capable of incorporating all of the substantive characteristics unique to share-based awards. In accordance with the transition provisions of SFAS No. 123(R), the expense attributable to an award will be measured in accordance with the Company's measurement model at that award's date of grant.

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

                                    OVERVIEW

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device and the clinical trials of our product, and the pursuit of patents worldwide. We expect to continue to incur significant losses from costs for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities. While the amount of future net losses and time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

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

During 2004, we commenced a Phase III clinical trial in Australia to proceed with study of the Delcath drug delivery system for inoperable cancer in the liver using doxorubicin. We are currently in discussions with additional sites worldwide to expand this trial.

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

Liquidity and Capital Resources

Our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the end of 2006. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company is projecting the hiring of one additional employee.

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

During the three months ended March 31, 2005, the Company had exercises of previously issued warrants together with exercises of stock options. Please see
Note 4 to the March 31, 2005 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of share issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at NCI using melphalan.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies or modified the application of existing policies during the three months ended March 31, 2005.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable.

     (c)  Off-balance sheet arrangements

          The Company does not have any off-balance sheet arrangements.

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



                                       DELCATH SYSTEMS, INC.
                                       (Registrant)


May 16, 2005                             /s/ PAUL M. FEINSTEIN
                                       --------------------------
                                       Paul M. Feinstein
                                       Chief Financial Officer (on behalf
                                       of the registrant and as the principal
                                       financial and accounting officer of the
                                       registrant)

                                 EXHIBIT INDEX


   Number                       Description

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