Form 10QSB
period 2005-06-30
DELCATH SYSTEMS INC
filed 2005-08-11
CIK 872912

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
      --------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                06-1245881
      --------------------------------           -------------------------
       State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
            --------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
 ----------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

As of August 8, 2005, 16,573,965 shares of the Issuer's common stock, $0.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Balance Sheet - June 30, 2005                                                  3

Statements of Operations for the Three and Six Months Ended                    4
     June  30, 2005 and 2004 and Cumulative from Inception
     (August 5, 1988) to June 30, 2005

Statements of Cash Flows for the Six Months Ended                              5
     June 30, 2005 and 2004 and Cumulative from Inception
     (August 5, 1988) to June 30, 2005

Notes to Condensed Financial Statements                                        6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                     9

Item 3.  Controls and Procedures                                              11

Part II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities                              11

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 6.  Exhibits                                                             12

Signatures                                                                    13

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)
                                 June 30, 2005


                                                                    June 30,
                           Assets                                    2005
                                                             -----------------

Current assets:
    Cash and cash equivalents                              $        830,597
    Certificate of deposit                                        5,047,077
    Interest receivable                                              82,934
    Prepaid insurance                                                19,278
                                                             -----------------
                        Total current assets                      5,979,884

Furniture and fixtures, net                                          10,576
                                                             -----------------

                        Total assets                       $      5,990,462
                                                             =================

           Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                  $        430,328
                                                             -----------------
                        Total current liabilities                   430,328
                                                             -----------------


Stockholders' equity
    Common stock, $0.01 par value, 70,000,000
        shares authorized                                           155,044
    Additional paid-in capital                                   29,916,049
    Deficit accumulated during development stage                (24,510,959)
                                                             -----------------

                     Total stockholders' equity                   5,560,134
                                                             -----------------

                     Total liabilities and stockholders'
                        equity                             $      5,990,462
                                                             =================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                Cumulative
                                                                                                              From Inception
                                                   Three Months Ended             Six Months Ended           (August 5, 1988)
                                                       June 30,                       June 30,                      to
                                                   2005         2004            2005           2004           June 30, 2005
                                              -------------------------     ----------------------------   -------------------
Costs and expenses:

     General and administrative expenses   $      292,145  $   278,644    $     707,403    $    507,288     $     7,778,264
     Research and development costs               382,806      584,334          934,167       1,072,174          16,250,396
                                              -----------   ----------     ------------     -----------      --------------

        Total costs and expenses                  674,951      862,978        1,641,570       1,579,462          24,028,660
                                              -----------   ----------     ------------     -----------      --------------

        Operating loss                           (674,951)    (862,978)      (1,641,570)     (1,579,462)        (24,028,660)

Other income (expense):
     Interest income                               49,867       36,353          101,159          43,303           1,187,779
     Interest expense                                 -            -                -               -              (171,473)
                                              -----------   ----------     ------------    ------------      --------------

        Net loss                           $     (625,084) $  (826,625)   $  (1,540,411)   $ (1,536,159)     $  (23,012,354)
                                              ===========   ==========     ============     ===========       =============
Common share data:
     Basic and diluted loss
        per share                          $        (0.04) $     (0.07)    $      (0.10)   $     (0.14)
                                              ============  ==========      ===========      =========

     Weighted average number
        of shares of common
        stock outstanding                      15,491,060   11,520,573       15,424,912     10,663,100
                                               ==========   ==========     ============     ==========


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (Unaudited)



                                                                                                    Cumulative
                                                                        Six Months Ended          from inception
                                                                           June 30,              (August 5, 1988)
                                                                     2005            2004        to June 30, 2005
                                                            ---------------------------------  ------------------
Cash flows from operating activities:
    Net loss                                                    $ (1,540,411)   $ (1,536,159)      $ (23,012,354)
    Adjustments to reconcile net
      loss to net cash used in operating activities
      Stock option compensation expense                                    -               -           2,525,392
      Stock and warrant compensation expense
        issued for consulting services                                     -               -             236,286
      Depreciation expense                                             3,030           2,496              34,722
      Amortization of organization costs                                   -               -              42,165
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses                         28,538           6,434             (19,278)
      (Increase) in interest receivable                              (50,048)        (11,380)            (82,931)
      (Decrease) increase in accounts
        payable and accrued expenses                                (134,298)        264,200             430,327
                                                            ---------------------------------  ------------------
               Net cash used in operating activities              (1,693,188)     (1,274,409)        (19,845,671)
                                                            ---------------------------------  ------------------

Cash flows from investing activities:
    Purchase of furniture and fixtures                                     -               -             (45,300)
    Purchase of short-term investments                            (1,047,077)     (2,000,000)        (12,016,781)
    Proceeds from maturities of short-term investments             3,055,129       1,014,575           6,969,704
    Organization costs                                                     -               -             (42,165)
                                                            ---------------------------------  ------------------
               Net cash provided by (used in)
                       investing activities                        2,008,052        (985,425)         (5,134,542)
                                                            ---------------------------------  ------------------

Cash flows from financing activities:
    Net proceeds from sale of stock and
      exercise of stock options and warrants                         313,398       3,617,852          24,656,484
    Repurchases of outstanding common stock                                -               -             (51,103)
    Dividends paid                                                         -               -            (499,535)
    Proceeds from short-term borrowings                                    -               -           1,704,964
                                                            ---------------------------------  ------------------
               Net cash provided by
                      financing activities                           313,398       3,617,852          25,810,810
                                                            ---------------------------------  ------------------

        Increase in cash and cash equivalents                        628,262       1,358,018             830,597

Cash and cash equivalents at beginning of period                     202,335         313,615                   -
                                                            ---------------------------------  ------------------

Cash and cash equivalents at end of period                         $ 830,597     $ 1,671,633           $ 830,597
                                                            =================================  ==================

    Cash paid for interest                                         $      -      $         -           $ 171,473
                                                            =================================  ==================

    Supplemental disclosure of non-cash activities:

    Conversion of debt to common stock                             $       -     $         -         $ 1,704,964
                                                            =================================  ==================
    Common stock issued for preferred stock dividends              $       -     $         -           $ 999,070
                                                            =================================  ==================
    Conversion of preferred stock to common stock                  $       -     $         -              24,167
                                                            =================================  ==================
    Common stock issued as compensation
      for stock sale                                               $       -     $         -           $ 510,000
                                                            =================================  ==================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements

Note 1: Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company which was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing, and removing, high dose chemotherapy agents to a diseased organ while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an IDE (Investigational Device Exemption) and an IND (Investigational New Drug) for its product by the FDA (Food and Drug Administration). The Company is seeking to complete clinical trials in order to obtain separate FDA pre-market approvals for the use of its delivery system using doxorubicin and melphalan, chemotherapeutic agents, to treat malignant melanoma that has spread to the liver.

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2005 and 2004 and cumulative from inception (August 5, 1988) to June 30, 2005.

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

Note 4: Stockholders' Equity

During the six months ended June 30, 2005, the Company received net proceeds of $43,108 ($1.022 per share) upon the exercise of 8,436 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering. This resulted in the issuance of 42,180 shares of common stock together with a similar amount of Representative's Common Stock Warrants. In addition, 157,180 Representative's Common Stock Warrants were exercised ($1.28 per share) with a similar amount of common stock being issued and receipt of net proceeds of $202,191.

The Company received a net amount of $68,100 upon the exercise of 90,000 in stock options during the six months ended June 30, 2005. 60,000 options were exercised at a price of $0.71 per share and 30,000 were exercised at a price of $0.85 per share.

The following table sets forth changes in stockholders' equity during the six months ended June 30, 2005:


                                    Common Stock, $0.01 Par Value                         Deficit Accumulated
                                            Issued and Outstanding      Additional             During
                                    -----------------------------
                                       No. of shares      Amount      Paid in Capital      Development Stage      Total
                                       -------------      ------      ---------------      -----------------      -----

Balance at December 31, 2004              15,215,085      $152,151      $29,605,543          $(22,970,548)    $ 6,787,146

Issuance of common stock in
  connection with the exercise of
  2003 Representative's Unit
  Warrants                                   42,180           422            42,686                     -          43,108
Issuance of common stock in
  connection with the exercise of
  Representative's Common Stock
   Warrants                                 157,180         1,571           200,620                     -         202,191
Issuance of common stock in
  connection with the exercise of
  stock options                              90,000           900            67,200                     -          68,100
Net loss for six months ended
        June 30, 2005                             -             -                 -            (1,540,411)     (1,540,411)
                                      -------------    ----------       -----------           -----------      ----------
Balance at June 30, 2005                 15,504,445      $155,044       $29,916,049          $(24,510,959)    $ 5,560,134
                                      =============    ==========       ===========           ===========      ==========

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

Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated as follows:


                                  Three Months Ended June 30,    Six Months Ended June 30,
                                    -------------------------  ----------------- -- ------------
                                      2005            2004         2005               2004
                                    -----------   -----------  --------------    ---------------
 Net loss, as reported            $ (625,084)   $  (826,625)    $(1,540,411)    $  (1,536,159)
 Stock-based employee
  compensation expense included
  in net loss, net of related
  tax effects                           0              0                  0               0
 Stock-based employee
  compensation determined under
  the fair value based method,
  net of related tax effects          (17,618)       (25,392)       (35,235)          (50,783)
                                    -----------   -----------  --------------    ---------------
 Pro forma net loss                  (642,702)      (852,017)    (1,575,646)       (1,586,942)
                                     ========        =======      =========         =========
 Loss  per  share   (basic   and
 diluted):
  As reported                     $   (0.04)    $    (0.07)   $       (0.10)  $       (0.14)
  Pro forma                           (0.04)         (0.07)           (0.10)          (0.15)


In December 2004, the FASB issued SFAS No. 123 (Revised 2004)("SFAS No. 123(R)") "Share-based Payment," that will require the Company to expense costs related to share-based payment transaction with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) becomes mandatorily effective for the Company on January 1, 2006. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

During 2001, Delcath initiated the clinical trial of the system for isolated liver perfusion using the chemotherapeutic agent melphalan. A Phase I trial at the National Cancer Institute marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapeutic agent used in our initial clinical trials. Enrollment of new patients in the Phase I trial was completed in 2003 and following the 2004 presentation and adoption of a Phase II clinical trial protocol for three types of cancer in the liver, patients are being enrolled and treated. This study involves patients with primary liver cancer, neuroendocrine tumors and metastatic adenocarcinomas in the liver, including liver metastasis from colorectal cancer.

In May 2005, Delcath announced that it received "fast-track" status from the FDA for treating metastatic melanoma in the liver with melphalan. The FDA's fast-track program is designed to facilitate development and expedite the review of new drugs or, in the case of Delcath, a new drug-device combination, having the potential to treat illnesses which currently lack adequate therapy.

During 2004, we commenced a Phase III clinical trial in Australia to proceed with study of the Delcath drug delivery system for inoperable cancer in the liver using doxorubicin. We are currently in discussions with additional sites worldwide to expand this trial.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using doxorubicin with the Delcath system and Phase II clinical trials using melphalan with the Delcath system. Additional funds, when available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer, and for the development of additional products and components. We will also continue efforts to qualify additional sources of the key components of our device, in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

Liquidity and Capital Resources

Our available funds will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through the end of 2006. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company is projecting the hiring of two additional employees.

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

During the six months ended June 30, 2005, the Company had exercises of previously issued warrants together with exercises of stock options. Please see
Note 4 to the June 30, 2005 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of share issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at NCI using melphalan.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies or modified the application of existing policies during the six months ended June 30, 2005.

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


                                     PART II
                                OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES

          On August 4 and August 5, 2005, the Company sold an aggregate of 1,069,520 shares of its Common Stock upon exercise of all of its then outstanding Series B Warrants to Purchase Shares of Common Stock dated November 24, 2004 (the "Series B Warrants"). Based on the exercise price of $2.60 for each of the Series B Warrants, the Company received an aggregate of $2,780,752 upon such exercises. The Company claims an exemption from registration of the offer and sale of the shares of Common Stock issued upon exercise of the Series B Warrants under Rule 506 under the Securities Act of 1933 on the basis that each of the purchasers is an accredited investor. The resale of these shares is covered by an effective Registration Statement under the Securities Act of 1933.

     No underwriter was involved in the exercise of the Series B Warrants, and the Company paid no underwriting discount or commission in connection therewith.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 2005, the Company held its 2005 Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of two Class II directors of the Company to hold office until the Annual Meeting of Stockholders in 2008 and until their successors are duly elected and qualified.

     The stockholders voted 12,652,834 shares in favor of electing M. S. Koly to serve as a Class II director and withheld authority to vote 21,303 shares. The stockholders voted 12,652,998 shares in favor of electing Samuel Herschkowitz, M.D. to serve as a Class II director and withheld authority to vote 21,139 shares. The term of office of each of Mark A. Corigliano and Victor Nevins as Class III directors will continue until the Annual Meeting of Stockholders in 2006. The term of office of Daniel Isdaner as a Class I director will continue until the Annual Meeting of Stockholders in 2007.

Item 6. EXHIBITS

     3(i). Certificate of Incorporation, as amended to June 30, 2005.

     4. Warrant Agreement dated as of July 22, 2005 between the Company and American Stock Transfer & Trust Company, as warrant agent, together with the form of 2005 Redeemable Common Stock Purchase Warrants - Series A.

     10.1 Employment Agreement between the Company and M. S. Koly, as amended by Amendment No. 1 thereto.

     10.2 Form of Incentive Stock Option Agreement under the Company's 2004 Stock Incentive Plan.

     10.3 Form of Nonqualified Stock Option Agreement under the Company's 2004 Stock Incentive Plan.

     10.4 Form of Stock Grant Agreement under the Company's 2004 Stock Incentive Plan.

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



                                        DELCATH SYSTEMS, INC.
                                        (Registrant)


August 11, 2005                               /s/ PAUL M. FEINSTEIN
                                        ----------------------------------------
                                        Paul M. Feinstein
                                        Chief Financial Officer (on behalf of
                                        the registrant and as the principal
                                        financial and accounting officer of the
                                        registrant)

                                 EXHIBIT INDEX

     3(i). Certificate of Incorporation, as amended to June 30, 2005.

     4. Warrant Agreement dated as of July 22, 2005 between the Company and American Stock Transfer & Trust Company, as warrant agent, together with the form of 2005 Redeemable Common Stock Purchase Warrants - Series A.

     10.1 Employment Agreement between the Company and M. S. Koly, as amended by Amendment No. 1 thereto.

     10.2 Form of Incentive Stock Option Agreement under the Company's 2004 Stock Incentive Plan.

     10.3 Form of Nonqualified Stock Option Agreement under the Company's 2004 Stock Incentive Plan.

     10.4 Form of Stock Grant Agreement under the Company's 2004 Stock Incentive Plan.

     31.1 Certification by Chief Executive Officer Pursuant to Rule 13a-14.

     31.2 Certification by Chief Financial Officer Pursuant to Rule 13a-14.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.