Form 10QSB
period 2005-09-30
DELCATH SYSTEMS INC
filed 2005-11-08
CIK 872912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

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

                                       N/A
      ---------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of November 2, 2005, 16,640,896 shares of the Issuer's common stock, $0.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                        Page No.
                                                                        -------

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Condensed Balance Sheet - September 30, 2005                                3

Condensed Statements of Operations for the Three and Nine Months Ended      4
     September 30, 2005 and 2004 and Cumulative from Inception
     (August 5, 1988) to September 30, 2005

Condensed Statements of Cash Flows for the Nine Months Ended                5
     September 30, 2005 and 2004 and Cumulative from Inception
     (August 5, 1988) to September 30, 2005

Notes to Condensed Financial Statements                                     6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                  9

Item 3.  Controls and Procedures                                           11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders               12

Item 5.  Other Information                                                 12

Item 6.  Exhibits                                                          12

Signatures                                                                 13

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                               September 30, 2005



                           Assets

Current assets:
     Cash and cash equivalents                              $        862,434
     Certificates of deposit                                       7,047,077
     Interest receivable                                             135,804
     Prepaid insurance                                                 2,170
                                                              ----------------
                        Total current assets                       8,047,485

Furniture and fixtures, net                                            9,062
                                                              ----------------

                        Total assets                        $      8,056,547
                                                              ================

           Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                  $        222,219
                                                              ----------------
                        Total current liabilities                    222,219
                                                              ----------------


Stockholders' equity
     Common stock                                                    166,409
     Additional paid-in capital                                   32,822,631
     Deficit accumulated during development stage                (25,154,712)
                                                              ----------------

                     Total stockholders' equity                    7,834,328
                                                              ----------------

                     Total liabilities and stockholders'
                        equity                              $      8,056,547
                                                              ================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
     Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004 and Cumulative from Inception (August 5, 1988)
                             to September 30, 2005
                                   (Unaudited)


                                                                                                                      Cumulative
                                                                                                                    From Inception
                                                   Three Months Ended                 Nine Months Ended            (August 5, 1988)
                                                      September 30,                     September 30,                     to
                                                 2005             2004              2005            2004          September 30, 2005
                                      -----------------------------------     -------------------------------    -------------------
Costs and expenses:

   General and administrative expense  $         309,820   $      206,975    $     1,017,223         714,263          8,088,084
   Research and development costs                395,332          644,854          1,329,499       1,717,028         16,645,728
                                      ------------------------------------     ------------------------------    -------------------

     Total costs and expenses                    705,152         851,829           2,346,722       2,431,291         24,733,812
                                      ------------------------------------     ------------------------------    -------------------

     Operating loss                             (705,152)       (851,829)         (2,346,722)     (2,431,291)       (24,733,812)

Other income (expense):
   Interest income                                61,399          23,577             162,558          66,880           1,249,178
   Interest expense                                   -               -                   -               -             (171,473)
                                      ------------------------------------     -------------------------------   -------------------

     Net loss                          $        (613,753)       (828,252)         (2,184,164)     (2,364,411)        (23,656,107)
                                      ===================  ===============     =============== ===============   ===================

Common share data:
   Basic and diluted loss
     per share                       $             (0.04)  $       (0.07)        $     (0.14)  $       (0.22)
                                      ===================  ===============     =============== ===============

   Weighted average number
     of shares of common                      16,143,367      11,616,406           5,667,028      10,983,188
                                      ===================  ===============     =============== ===============
     stock outstanding


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

   Condensed Statements of Cash Flows for the Nine Months Ended September 30,
         2005 and 2004 and Cumulative fromInception (August 5, 1988) to
                         September 30, 2005 (Unaudited)

                                                                                 Cumulative
                                                   Nine Months Ended           from inception
                                                    September 30,             (August 5, 1988)
                                                   2005          2004        to September 30, 2005
                                              -----------------------------  --------------------
Cash flows from operating activities:
   Net loss                                     $ (2,184,164) $ (2,364,411)        $  (23,656,107)
   Adjustments to reconcile net
     loss to net cash used in operating
     activities Stock option expense -
      consultants                                      8,270         5,222             2,533,662
     Stock compensation expense issued to
      management, consultants, and directors
      for services                                   103,425             -               339,711
     Depreciation expense                              4,544         4,012                36,236
     Amortization of organization costs                    -             -                42,165
   Changes in assets and liabilities:
     Decrease in prepaid expenses                     45,646        30,284                (2,170)
     (Increase) in interest receivable              (102,918)      (30,523)             (135,802)
     (Decrease) increase in accounts
      payable and accrued expenses                  (342,407)      213,996               222,218
                                              -----------------------------  --------------------
       Net cash used in operating activities      (2,467,604)   (2,141,420)          (20,620,086)
                                              -----------------------------  --------------------

Cash flows from investing activities:
   Purchase of furniture and fixtures                      -        (5,347)              (45,300)
   Purchase of short-term investments             (3,047,077)   (2,000,000)          (14,016,781)
   Proceeds from maturities of short-term
    investmen                                      3,055,129     1,014,575             6,969,704
   Organization costs                                      -             -               (42,165)
                                              -----------------------------  --------------------
          Net cash provide by (used in)
               investing activities                    8,052      (990,772)           (7,134,542)
                                              -----------------------------  --------------------

Cash flows from financing activities:
   Net proceeds from sale of stock and
     exercise of stock options and warrants        3,119,651     3,739,167            27,462,736
   Repurchases of outstanding common stock                 -             -               (51,103)
   Dividends paid                                          -             -              (499,535)
   Proceeds from short-term borrowings                     -             -             1,704,964
                                              -----------------------------  --------------------
              Net cash provided by
              financing activities                 3,119,651     3,739,167            28,617,062
                                              -----------------------------  --------------------

      Increase in cash and cash equivalents          660,098       606,975               862,434

Cash and cash equivalents at beginning of
 period                                              202,335       313,615                     -
                                              -----------------------------  --------------------

Cash and cash equivalents at end of period         $ 862,434     $ 920,590             $ 862,434
                                              =============================  ====================

   Cash paid for interest                          $       -     $       -             $ 171,473
                                              =============================  ====================

   Supplemental disclosure of non-cash
     activities:
   Conversion of debt to common stock              $       -     $       -            $1,704,964
                                              =============================  ====================
   Common stock issued for preferred stock
    dividends                                      $       -     $       -            $  999,070
                                              =============================  ====================
   Conversion of preferred stock to
    common stock                                   $       -     $       -            $   24,167
                                              =============================  ====================
   Common stock issued as compensation
     for stock sale                                $       -     $       -            $  510,000
                                              =============================  ====================

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

Note 2: Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2005 and 2004 and cumulative from inception (August 5, 1988) to September 30, 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, which are contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 3: Research and Development Costs

Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred.

Note 4: Stockholders' Equity

During the nine months ended September 30, 2005, the Company received net proceeds of $43,108 ($1.022 per share) upon the exercise of 8,436 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering. This resulted in the issuance of 42,180 shares of common stock together with a similar amount of Representative's Common Stock Warrants. In addition, 157,180 Representative's Common Stock Warrants were exercised ($1.28 per share) with a similar amount of common stock being issued and receipt of net proceeds of $202,191.

The Company received a net amount of $93,600 upon the exercise of 120,000 in stock options during the nine months ended September 30, 2005. 60,000 options were exercised at a price of $0.71 per share and 60,000 were exercised at a price of $0.85 per share.

The Company also received during the nine months ended September 30, 2005 net proceeds of $2,780,752 upon the exercise of 1,069,526 Series B Warrants that were issued to institutional and accredited investors as part of a private placement in November 2004.

The following table sets forth changes in stockholders' equity during the nine months ended September 30, 2005:

                                    Common Stock, $0.01 Par Value
                                         Issued and Outstanding                           Deficit Accumulated
                                    --------------------------------     Additional            During
                                      No. of shares        Amount       Paid in Capital     Development Stage     Total
                                      -------------        ------       ---------------   -------------------     -----


Balance at December 31, 2004           15,215,085          $152,151      $29,605,543           $(22,970,548)   $6,787,146

Issuance of common stock in
  connection with the exercise of
  2003 Representative's Unit
  Warrants                                 42,180               422           42,686                               43,108
Issuance of common stock in
  connection with the exercise of
  Representative's Common Stock
   Warrants                               157,180             1,572          200,619                              202,191
Issuance of common stock in
  connection with the exercise of
  stock options                           120,000             1,200           92,400                               93,600
Issuance of stock options as
  compensation - consultants                   -                 -             8,270                                8,270
Issuance of common stock as
  compensation to management,
  consultants, and directors for
  services                                 36,925               369          103,056                              103,425
Issuance of common stock in
  connection with the exercise of
  warrants                              1,069,526            10,695        2,770,057                            2,780,752
Net loss for nine months ended
        September 30, 2005                                                                       (2,184,164)   (2,184,164)
                                       ----------           -------       ----------             ----------     ---------
Balance at September 30, 2005          16,640,896          $166,409      $32,822,631           $(25,154,712)   $7,834,328
                                       ==========           =======       ==========             ==========     =========

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

On July 7, 2005, stock options totaling 460,000 shares were granted to certain employees and directors.

The Company uses the intrinsic value method of accounting for stock options. Had compensation cost for the Company's employee stock options plans been determined based on the fair value at the grant dates of awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income (or loss) would have been adjusted to reflect the following pro forma amounts:


                                         Three Months Ended Sept. 30,                Nine Months Ended Sept. 30,
                                     -----------------------------------      ---------------------------------------
                                          2005               2004                   2005                   2004
                                     ---------------    ----------------      -----------------     -----------------
 Net loss, as reported              $   (643,753)      $   (828,252)         $  (2,184,164)        $    (2,364,411)
 Stock-based employee
 compensation expense included
 in net loss, net of related
 tax effects                               -                   -                       -                     -
 Stock-based employee
 compensation determined under
 the fair value based method,
 net of related tax effects              (44,862)          (25,392)                (80,097)               (76,175)
                                     ===============    ================      ================       ----------------
 Pro forma net loss                $    (688,615)      $  (853,644)          $  (2,264,261)         $  (2,440,586)
                                         =======           =======            ================       ================
 Loss per share (basic and diluted):
  As reported                      $       (0.04)      $     (0.07)         $      (0.14)         $     (0. 22)
  Pro forma                                (0.04)            (0.07)                (0.14)               (0. 22)



In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123(R)"), "Share-based Payment," that will require the Company to expense costs related to share-based payment transactions with employees. With limited exceptions, SFAS No. 123(R) requires that the fair value of share-based payments to employees be expensed over the period service is received and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB No. 25 and allowed under the original provisions of SFAS No.
123. SFAS No. 123(R) becomes mandatorily effective for the Company on January 1, 2006. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods and the effects to the financial statements.

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

During 2004, we commenced a Phase III clinical trial in Australia to proceed with study of the Delcath drug delivery system for inoperable cancer in the liver using doxorubicin. We are currently in discussions with additional sites to expand this trial.

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

Our future liquidity and capital requirements will depend on numerous factors, including the progress of our research and product development programs, including clinical studies; the timing and costs of making various United States and foreign regulatory filings; obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements overseas; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

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

During the nine months ended September 30, 2005, the Company had exercises of previously issued warrants together with exercises of stock options. Please see
Note 4 to the September 30, 2005 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of share issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase II clinical trial at NCI using melphalan.

Application of Critical Accounting Policies

The Company's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies or modified the application of existing policies during the nine months ended September 30, 2005.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 4 and August 5, 2005, the Company sold an aggregate of 1,069,526 shares of its Common Stock upon exercise of all of its then outstanding Series B Warrants to Purchase Shares of Common Stock dated November 24, 2004 (the "Series B Warrants"). Based on the exercise price of $2.60 for each of the Series B Warrants, the Company received an aggregate of $2,780,752 upon such exercises. The Company claims an exemption from registration of the offer and sale of the shares of Common Stock issued upon exercise of the Series B Warrants under Rule 506 under the Securities Act of 1933 on the basis that each of the purchasers is an accredited investor.

No underwriter was involved in the exercise of the Series B Warrants, and the Company paid no underwriting discount or commission in connection therewith.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

     The information included in Item 2 of this report is incorporated by reference into this Item 5.

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



                                           DELCATH SYSTEMS, INC.
                                           (Registrant)


November 8, 2005                            /s/ PAUL M. FEINSTEIN
                                           --------------------------
                                           Paul M. Feinstein
                                           Chief Financial Officer (on behalf of
                                           the registrant and as the principal
                                           financial and accounting officer of
                                           the registrant)

                                 EXHIBIT INDEX

     Exhibit
        No.                             Description
     -------                            -----------

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