Form 10KSB
period 2005-12-31
DELCATH SYSTEMS INC
filed 2006-04-03
CIK 872912

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934 for the fiscal year ended December 31, 2005

[_} Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
                 (Name of Small Business Issuer in its charter)

                Delaware                          06-1245881

     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)

     1100 Summer Street, Stamford, Connecticut        06905
     (Address of principal executive offices)       (Zip Code)

                                  203-323-8668
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                            Name of Each Exchange
Title of Each Class                         On Which Registered
---------------------------------------     -----------------------------
Common Stock, par value $0.01 per share     NASDAQ Small Cap
                                            Boston Stock Exchange

        Securities registered under to Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The issuer's revenues for its most recent fiscal year were: $0.

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $4.50 per share, was $86,807,997 as of February 28, 2006.

At March 16, 2006, the registrant had outstanding 19,290,666 shares of par value $0.01 Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE


Incorporated into Part III of this Form 10-KSB.

Proxy Statement for 2006 Annual Meeting of Stockholders. (A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-KSB).


           Transitional Small Business Disclosure Format (check one):

                                 Yes [_] No [X]


================================================================================

                                     PART I

Item 1. Description of Business.

General

We were incorporated under Delaware law in 1988. We are a development stage company, and we have developed the Delcath system to isolate the liver from the general circulatory system in order to administer chemotherapy and other therapeutic agents directly to the liver. Since our inception, we have raised approximately $32.9 million in funds (net of fundraising expenses), and we have invested approximately $17.1 million of those funds in research and development costs associated with development and testing of the Delcath system.

The Delcath system is not currently approved for marketing by the United States Food and Drug Administration (FDA), and it cannot be marketed in the United States without FDA pre-market approval. We are in the process of conducting two Phase III clinical trials designed to secure marketing approval in the United States and possibly in foreign markets for use of the Delcath system with the chemotherapy agents, melphalan and doxorubicin, currently being tested in the treatment of malignant melanoma that has spread to the liver. We also plan to continue our Phase II clinical trial for the use of the Delcath system with one of these chemotherapy agents, melphalan, against primary liver cancer and a variety of cancers that have spread to the liver. Additionally, we plan to conduct pre-clinical and clinical trials on the use of the Delcath system with other chemotherapy agents used to treat liver cancer.

Strategy

Our objectives are to establish the use of the Delcath system as the standard technique for delivering chemotherapy agents to the liver and to expand the Delcath technology so that it may be used in the treatment of other liver diseases and of cancers in other parts of the body. Our strategy includes the following:

     o Completing clinical trials to obtain FDA pre-market approval for use of the Delcath system with melphalan or doxorubicin to treat malignant melanoma that has spread to the liver. Our highest priority is completing Phase III clinical trials with either or both of these agents, data preparation, statistical analysis and regulatory documents associated with an application for pre-market approval of commercial sale of the Delcath system in the United States for use in administering melphalan or doxorubicin in the treatment of melanoma that has spread to the liver.

     o Obtaining approval to market the Delcath system in the United States for the treatment of additional cancers in the liver, such as primary liver cancers and colorectal cancers that have spread to the liver using melphalan, doxorubicin and other chemotherapy agents and treatment of hepatitis using anti-viral drugs. In 2004, we commenced Phase II studies of three cancers in the liver other than melanoma and are currently recruiting and treating patients within this protocol. In addition to researching the use of other chemotherapy agents with the Delcath system to treat cancer, we plan to research the use of other compounds with the Delcath system to treat other diseases, such as hepatitis. Our timing to begin these studies may depend on our ability to raise additional funds for these purposes and will likely depend on our ability to establish strategic alliances with pharmaceutical manufacturers or other strategic partners in conjunction with our research into other therapeutic compounds. Additional FDA pre-market approvals will be required to market the Delcath system for these uses.

     o Introducing the Delcath system into foreign markets. We will seek to establish strategic relationships with domestic and foreign firms that have a recognized presence or experience in foreign markets that we intend to target. Our strategy is to focus on markets that have a high incidence of liver cancer and the means to provide and pay for cancer treatments. According to the World Health Organization, many Asian and European countries, including China, Japan, Greece, Hong Kong, the Philippines, Australia, France, Germany, Italy and Spain, have a higher incidence of liver cancer than the United States. We intend to seek to enter into arrangements with strategic partners who have experience with obtaining regulatory approval and marketing medical devices in those markets and are willing to bear the cost of those activities.



The Cancer Treatment Market

The American Cancer Society projects that about 1,400,000 new cases of cancer will be diagnosed in 2006. According to the American Cancer Society's "Cancer Facts and Figures 2006," cancer remains the second leading cause of death in the United States exceeded only by heart disease. While researchers continue to develop innovative new treatments for some forms of this disease, surgical resection, chemotherapy, radiation and hormone therapy continue to be the most commonly used treatments.

The financial burden of cancer is great for patients, their families and society. In the year 2005, the National Institutes of Health, in the American Cancer Society's "Cancer Facts & Figures 2006," estimates the overall costs of cancer to be $209.9 billion, including $74.0 billion in direct medical costs, $17.5 billion for indirect morbidity costs attributable to lost productivity due to illness and $118.4 billion for indirect mortality costs attributable to lost productivity due to premature death.

The Liver Cancer Market

Liver cancer is one of the most prevalent and lethal forms of cancer throughout the world. There are two forms of liver cancer: primary and metastatic. Primary liver cancer originates in the liver. Metastatic, or secondary, liver cancer results from the spread of cancer from other places in the body to the liver. With our clinical trials, we are treating patients suffering from primary liver cancer and metastatic cancers in the liver including metastatic melanoma which has spread to the liver. According to the American Cancer Society's "Cancer Facts & Figures 2006," the five-year survival rate for liver cancer patients is approximately 9%, compared to the 65% for all other forms of cancer combined. Delcath believes that the five-year survival rate for metastatic cancer in the liver is the same. In the liver, tumors can be surgically removed only when they are located in one of the liver's two lobes. However, since symptoms of liver cancer often do not appear until the disease has advanced, less than 10% of primary and metastatic liver tumors can be surgically removed at the time of diagnosis. A significant number of patients surgically treated for primary and metastatic liver cancer will also experience a recurrence of their disease.

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

According to the World Health Organization, primary liver cancer is the third most common form of cancer worldwide. It is estimated that there were 662,000 deaths from liver cancer throughout the world in 2005. The incidence of liver cancer has been steadily increasing in the United States over the past two decades. The American Cancer Society has projected that in the United States there will be approximately 18,510 newly diagnosed cases of primary liver cancer in 2006 and it is estimated that there will be approximately 220,000 newly diagnosed cases of metastatic cancers in the liver during the same period.

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

Surgery

While surgery is considered the "gold standard" treatment option to address liver tumors, more than 90% of liver tumors are unresectable, which means they do not qualify for surgical removal. This is most often due to the following:

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

We believe that delivery of drugs with the Delcath system may enable surgical removal in some of the cases which are currently inoperable by reducing the size and number of tumors sufficiently to make resection feasible. Shrinking a tumor using chemotherapy and then removing the tumor is a procedure known as adjuvant therapy. Chemotherapy can also be administered through the Delcath system after resection with the objective of destroying micro metastases in the liver that may remain undetected, thus preventing or delaying any recurrence of tumor growth.

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

The side effects caused by melphalan and doxorubicin, the drugs in our current clinical trials, are representative of the side-effects associated with many chemotherapy agents. Melphalan and doxorubicin can cause severe mucositis leading to ulceration of the mouth and digestive organs, damage to a patient's immune system through destruction of bone marrow cells, as well as acute nausea, severe vomiting, dermatological problems and hair loss. Doxorubicin can also cause irreversible heart tissue damage. Depending on dosage levels, the damage caused by doxorubicin can be serious and lead to congestive heart failure. The use of melphalan and doxorubicin can be fatal even when they are administered with careful patient monitoring.

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

To address this trade-off between the efficacy of intravenous chemotherapy treatment and its dire side effects, physicians have experimented with techniques to isolate the liver from the general circulatory system and to achieve a targeted delivery of chemotherapy agents to the liver. In the 1980's, a physician in Germany developed a major surgical procedure in which he surgically clamped the arteries and veins and diverted the blood flow from the liver while infusing high dosages of chemotherapy agents into the liver. A filtration circuit reduced drug concentrations before returning the diverted blood to the patient. The results were impressive but the treatment was not embraced by the medical community because it is highly invasive, resulting in prolonged recovery times, long hospital stays and very high costs. Other physicians have experimented with the delivery of chemotherapy agents to the liver by catheter, attempting to use one or more catheters to remove chemotherapy agents before they enter the general circulatory system. We are unaware of any system, however, which contains the patented attributes of the Delcath design.

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

     o Series of introducers and related accessories to properly place the infusion catheter and double balloon catheter.

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

The Delcath procedure involves a series of three catheter insertions, each of which is made through the skin. During clinical test procedures, patients are treated with intravenous sedation and local anesthesia at catheter insertion sites. In some cases general anesthesia has been used. An infusion catheter is inserted into the artery through which blood normally flows to the liver. A second catheter -- the Delcath double balloon catheter -- is inserted through the inferior vena cava, a major vessel leading back to the heart . The balloons on the double balloon catheter are then inflated. This procedure prevents the normal flow of blood from the liver to the heart through the inferior vena cava because the inferior vena cava has been blocked. A chemotherapy agent is then infused into the liver through the infusion catheter. The infused blood is prevented from flowing to the heart, but leaves the liver through perforations on the double balloon catheter and flows through this catheter out of the body where the infused blood is pumped through activated charcoal filters to remove most of the chemotherapy agent. The filtered blood is returned to the patient through the jugular vein which leads to the superior vena cava, another major vessel of the heart, thus restoring the cleansed blood to normal circulation. Infusion is administered over a period of thirty minutes. Filtration occurs during infusion and for thirty minutes afterward. The catheters are removed and manual pressure is maintained on the catheter puncture sites for approximately fifteen minutes. The entire procedure takes approximately two to three hours to administer.

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

Integral to our research and development efforts is our program of clinical research with prominent researchers and physicians.

Our Clinical Trials

In 2005, Delcath requested a meeting with the FDA to request approval to move directly from the completed Phase I study of melphalan at NCI to a Phase III trial of patients with melanoma metastatic to the liver. The FDA granted Fast Track review status to the protocol which allowed Delcath to submit the study under the provision of a Special Protocol Assessment ("SPA"). The FDA granted a SPA for this trial in March 2006. Under the Special Protocol and Assessment Agreement that we entered into with the FDA, a patient treated in the clinical trial as part of the control group who thereafter experiences tumor progression can, with his physician's approval, be crossed over and treated using the Delcath system. The protocol covered by the SPA Agreement call for the treatment of 92 patients, equally randomized to either the Delcath treatment or "Best Available Care" as determined by the Principal Investigator. The primary efficacy endpoint for the trial is progression free survival which is defined as the length of time a patient is both alive and free from any significant increase in the tumor (free from progression). Control patients whose tumors grow will have completed their portion of the trial and at the Principal Investigator's judgment will then be permitted to receive the Delcath treatment. Patients are currently being treated at NCI and additional sites are expected to be added to the trial.

We intend to continue Phase III clinical trials with melphalan and doxorubicin designed to demonstrate to the FDA that administering these agents with the Delcath system to treat malignant melanoma that has spread to the liver results in better patient treatment outcomes than those obtained from administering chemotherapy agents intravenously. Phase III clinical trials are a prerequisite for FDA approval of Delcath's pre-market application. During these trials, administration of either melphalan or doxorubicin through the Delcath system must be proven to be safe and effective for the treatment of liver cancer. The FDA requires us to demonstrate that delivering either melphalan or doxorubicin using the Delcath system results in tumor responses that are better than those obtained from administering chemotherapy agents intravenously.

We expect the Phase III clinical trials using doxorubicin to be conducted at several medical centers worldwide. We have terminated the trial at the first site, the Sydney Melanoma Unit, following the evaluation of seven patients and the recruitment of four patients due to the slow pace of enrollment and the unwillingness of the medical oncologist to comply fully with the protocol. The trial protocol, which has been approved by the FDA, calls for enrolling a minimum of 122 test subjects who will be treated for malignant melanoma that has spread to the liver. Half of these test subjects will be treated with doxorubicin administered using the Delcath system and the other half, the control group, will be treated with another chemotherapy agent delivered intravenously in accord with a protocol approved by FDA. Trials will commence upon the approval of a budget by the respective institutions. However, our timetable is subject to uncertainty and we cannot assure you that we can meet our planned schedule. We do not know whether all of the medical centers identified will be available to conduct clinical trials when we are in a position to have them commence or that we will be ready to commence the trials within any particular time period.

The FDA pre-market approval we are currently seeking is limited to administration of either melphalan or doxorubicin with the Delcath system to treat patients suffering from metastatic melanoma which has spread to the liver. If we are granted this approval, we plan to seek additional FDA pre-market approvals for using the Delcath system with these and other chemotherapy agents for treatment of other liver cancers and with anti-viral drugs for treatment of other diseases, such as hepatitis. In many instances, the process of applying for and obtaining regulatory approvals involves rigorous pre-clinical and clinical testing. The time, resources and funds required for completing necessary testing and obtaining approvals is significant, and FDA pre-market approval may never be obtained for some medical devices or drug delivery systems. If we fail to raise the additional capital required or enter into strategic partnerships to finance this testing or if we fail to obtain the required approvals, our potential growth and the expansion of our business would likely be limited.

Prior to starting the Phase III trials, we conducted Phase I and II clinical trials at several centers in the United States and overseas under investigational device and investigational new drug exemptions granted by the FDA. The trials were designed to demonstrate the system's safety and "functionality," or its ability to administer to and extract from the liver approved and marketed chemotherapy agents. Test subjects had primary liver cancer or cancer which had spread to the liver. Subjects were treated with melphalan, doxorubicin or with another chemotherapy agent, 5-FU. These trials demonstrated that the Delcath system was capable of extracting approximately 70% to 85% of the chemotherapy agent administered to the liver. Therefore, the Delcath system permits the delivery of higher dosages of chemotherapy agents to the cancer site while at the same time minimizing damage to healthy tissue.

We believe the results of the clinical trials we have conducted indicate that the Delcath system delivered:

     o    more chemotherapy agent to the tumor site; and

     o less chemotherapy agent to the general circulation than delivered by administration of the same dose by intravenous means.

In addition, clinicians involved in the Phase I and Phase II clinical trials observed:

     o the safe administration of higher dosage levels of chemotherapy than those used in conventional intravenous chemotherapy delivery, and

     o    reduction in tumor size.

Further, though not demonstrated in a statistically significant manner because of the limited number of patients tested, clinicians observed responses including survival times of patients treated with the Delcath system which exceeded those that would generally be expected in patients receiving chemotherapy treatment through conventional intravenous means of delivery.

Based on the results of our Phase I and Phase II clinical trials using doxorubicin and 5-FU, we submitted to the FDA our application for pre-marketing approval of the Delcath system as a medical device. In response to our application, the FDA classified the Delcath system as a drug delivery system which requires us to obtain approval of new labeling for the drug being used in the clinical trials. The clinical trials are designed to provide the data to support this labeling change.

Our Clinical Trial and Agreement with The National Cancer Institute

In 2001, the Company announced that The National Institutes of Health/The National Cancer Institute approved a Phase I clinical study protocol for administering escalating doses of another chemotherapy agent, melphalan, through the Delcath system to patients with metastatic and unresectable cancer of the liver.

The Phase I clinical trial conducted at The National Cancer Institute ("NCI") has been completed and has been followed by a Phase II study treating patients with primary liver cancers, adenocarcinomas and neuroendocrine cancers that have metastasized to the liver and a Phase III study treating patients with melanoma metastatic to the liver. The Phase II and Phase III clinical trials are subject to the terms and conditions of the Cooperative Research and Development Agreement (the "CRADA") between us and NCI.

The CRADA commits NCI to perform the research necessary under the Phase II and Phase III protocols approved by the NCI IRB with Delcath acting as the sponsor, and NCI providing the principal investigator. Delcath will provide funding to NCI in the amount of $918,750 payable in quarterly installments over the five-year term of the agreement beginning in the second quarter of 2001 unless the CRADA is terminated early. The CRADA can be terminated at any time by either party. In the event of an early termination, we would be responsible for unfunded costs incurred prior to the termination date and all reasonable termination costs. Delcath will need to negotiate a new CRADA agreement with NCI in 2006.

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

Sales and Marketing

We intend to focus our marketing efforts on the over fifty NCI-designated Cancer Centers in the United States recognized by NCI, beginning with the hospitals participating in the Phase III clinical trials, as well as key foreign institutions. We will focus these efforts on two distinct groups of medical specialists in these comprehensive cancer centers:

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

Market acceptance of the Delcath system will depend upon:

     o the ability of our clinical trials to demonstrate a measurable tumor reduction in patients whose tumors would not be expected to shrink from systemic chemotherapy;

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

We believe that the Delcath system will provide significant cost savings in that it should reduce treatment and hospitalization costs associated with the side-effects of chemotherapy. Our planned wholesale price to the hospital for the Delcath system kit is approximately $4,000. A patient is expected to undergo an average of four treatments with the Delcath system, each requiring a new system kit, resulting in projected revenue of $16,000 per patient.

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

The Company currently relies on a single supplier for the activated charcoal filters used in the Delcath system. These activated charcoal filters are marketed in the U. S. for blood detoxification, but their use within the Delcath system is considered experimental under Delcath's Investigational Device Exemption (IDE) approved by the FDA.

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

Many large pharmaceutical companies and research institutions are developing systems and devices to improve the outcome of chemotherapy treatment for cancer. Arrow International currently markets an implantable infusion pump, which has been successful in facilitating regional drug delivery. However, Arrow's pump lacks a means of preventing the entry of these agents into the patient's general circulation after they pass through the liver. Other companies are developing various chemotherapy agents with reduced toxicity and products to reduce the toxicity and side-effects of existing chemotherapy agents. In addition, gene therapy, vaccines and other minimally invasive procedures are currently being developed as alternatives to chemotherapy.

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

Melphalan and doxorubicin, the drugs that we are initially seeking to have approved for delivery by the Delcath system, are widely used chemotherapy agents that have been approved by the FDA. Like all approved drugs, the approved labeling includes indications for use, method of action, dosing, side-effects and contraindications. Because the Delcath system delivers both drugs through a mode of administration and at a dose strength that differs from those currently approved, approval for revised labeling of melphalan and doxorubicin permitting their use with the Delcath system must be obtained. The clinical trials are designed to provide the data to support this labeling change.

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

Drugs. A manufacturer of a chemotherapy agent must obtain an amendment or a supplemental new drug application for a chemotherapy product providing for its use with the Delcath system before the system may be marketed in the United States to deliver that agent to the liver or any other site. The FDA-approved labeling for both melphalan and doxorubicin does not provide for their delivery with the Delcath system. It may be necessary to partner with the holders of an approved drug application for melphalan and doxorubicin to make this change to the labeling of both agents. We are in discussions with drug companies for this purpose, but we have no assurance that we will reach agreement with these companies or that the FDA will approve the application. If this approval is obtained, it would not have a negative effect on the manufacturers of either melphalan or doxorubicin. Rather, the drug manufacturer would have the opportunity to expand the use of the drugs as a result of changing their label to include the Delcath labeling.

Phase III clinical trial protocols using melphalan and doxorubicin have been approved by the FDA under our investigational new drug application. FDA regulations also require that prior to initiating the trials the sponsor of the trials obtain institutional review board ("IRB") approval from each investigational site that will conduct the trials. We have received IRB approval from NCI, conditional IRB approval at several sites and are seeking the approval of institutional review boards at additional medical centers by assembling and providing them with information with respect to the respective trials.

The approved Phase III clinical trial protocols are designed to obtain approval of both new drug labeling and a pre-market approval application providing for the use of melphalan or doxorubicin with the Delcath system. The trial protocols were approved by both the FDA division that approves new drugs and the division that reviews applications to market new devices. All of the data generated in the trials will be submitted to both of these FDA divisions.

If we successfully complete the clinical trials with both agents, we believe the manufacturers of melphalan and doxorubicin will submit to the FDA an application to deliver the agent to the liver through the Delcath system. Under the Food, Drug and Cosmetic Act, the Delcath system cannot be marketed until the new drug application, or supplemental new drug application and the pre-market approval application are approved, and then only in conformity with any conditions of use set forth in the approved labeling.

Foreign Regulation. In order for any foreign strategic partner to market our products in Asia, Europe, Latin America and other foreign jurisdictions, they must obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality in the respective country. These regulations, including the requirements for approvals or clearances to market, may differ from the FDA regulatory scheme. In addition, there may be foreign regulatory barriers other than pre-market approval or clearance.

In April 1996, legislation was enacted that permits a medical device which requires FDA pre-market approval but which has not received such approval to be exported to any country for commercial use, provided that the device:

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

In order for us to market and sell the Delcath system in foreign jurisdictions, we must obtain required regulatory approvals or clearances and otherwise comply with extensive regulations.

Patents, Trade Secrets and Proprietary Rights

Our success depends in large part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the health care industry has traditionally placed considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes. We hold the following eight United States patents, as well as four corresponding foreign patents in Canada, Europe and Japan that we believe are or may be material to our business:


Summary Description of Patents                                          Patent No.        Expiration Date
                                                                        ----------        ---------------
Isolated perfusion method for cancer treatment                         U.S. #5,069,662    October 21, 2008
Isolated perfusion device -- catheter for use in isolated perfusion
  in cancer treatment                                                  U.S. #5,411,479    April 20, 2013
Device and method for isolated pelvic perfusion                        U.S. #5,817,046    July 14, 2017
Catheter design to allow blood flow from renal veins and limbs
  to bypass occluded segment of IVC                                    U.S. #5,893,841    August 30, 2016
Catheter with slideable balloon to adjust isolated segment             U.S. #5,919,163    July 14, 2017
Isolated perfusion method for kidney cancer                            U.S. #6,186,146    January 13, 2017
Catheter flow and lateral movement controller                          U.S. #5,897,533    September 2, 2017
Method for treating glandular diseases and malignancies                Awaiting number from Patent Office

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

Employees

As of February 28, 2006 we had 6 full-time employees. We intend to recruit additional personnel in connection with the research, development, manufacturing and marketing of our products. None of our employees is represented by a union and we believe relationships with our employees are good.

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


Item 3. Legal Proceedings.

We are not a party to any material litigation other than routine litigation incidental to our business. We believe that the outcome of any such routine litigation cannot reasonably be expected to have a material adverse effect on our business or financial condition.


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

The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated as reported on the Nasdaq Small Cap Market:


                            Common Stock Price Range
                            ------------------------

                                                    2005
                                          High                  Low

Quarter ended March 31, 2005            $4.40                  $2.25
Quarter ended June 30, 2005              4.10                   1.92
Quarter ended September 30, 2005         3.38                   2.60
Quarter ended December 31, 2005          3.90                   2.78

                                                    2004
                                         High                   Low

Quarter ended March 31, 2004            $4.37                  $0.92
Quarter ended June 30, 2004              3.43                   1.75
Quarter ended September 30, 2004         2.32                   1.46
Quarter ended December 31, 2004          3.12                   1.86

     As of March 16, 2006, there were approximately 82 stockholders of record of our Common Stock and approximately 4,220 additional beneficial owners of our Common Stock.

Dividend Policy

We have never paid cash dividends on our Common Stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2005 with respect to our compensation plans under which our equity securities are authorized for issuance.

           Plan category              Number of securities to      Weighted average           Number of securities
                                      be issued upon exercise      exercise price of          remaining available
                                      of outstanding options,      outstanding options,       for future issuance
                                      warrants and rights          warrants and rights        under equity
                                                                                              compensation plans
                                                                                              (excluding securities
                                                                                              reflected in column
                                                                                              (a))
                                               (a)                        (b)                         (c)
Equity compensation plans approved
by security holders                          1,385,800                    $2.51                     2,050,200
Equity compensation plans                       --                         --                           --
not approved by security holders
                                      -------------------------    ------------------------   -----------------------
Total                                        1,385,800                    $2.51                     2,050,200

All other sales of equity securities by the Company during 2005 that were not registered under the Securities Act have been previously reported by the Company in a Quarterly Report on form 10-QSB or a Current Report on Form 8-K.


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

In 2004, we commenced a Phase II clinical trial protocol for the study of the Delcath drug delivery system for inoperable primary liver cancer and adenocarcinomas and neuroendocrine cancers that have metastazed to the liver using melphalan.

During 2004, we commenced a Phase III clinical trial study of the Delcath drug delivery system for inoperable melanoma in the liver using doxorubicin and we are continuing to recruit sites worldwide.

In 2006, we started enrolling and treating patients in a Phase III protocol for the study of the Delcath drug delivery system for inoperable melanoma in the liver using melphalan under the Fast Track and SPA approved protocol.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III clinical trials using melphalan and doxorubicin with the Delcath system and Phase II clinical trials using melphalan with the Delcath system. Additional funds, when available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath system for the treatment of liver cancer, and the development of additional products and components. We will also continue efforts to qualify additional sources of the key components of our device, in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

     Liquidity and Capital Resources

We expect our available funds to be sufficient for our anticipated needs for working capital and capital expenditures through 2007 provided no studies using new agents or treating new organs are initiated. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company is projecting the hiring of one additional employee.

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

     Future Capital Needs; Additional Future Funding

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company believes its capital resources are adequate to fund operations for at least the next twelve months but anticipates that it will require additional working capital after 2007. There can be no assurance that such working capital will be available on acceptable terms, if at all.

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

Please refer to pages F-1 through F-15

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2005

Statements of Operations for the years ended December 31, 2005 and 2004 and cumulative from inception (August 5, 1988) to December 31, 2005

Statements of Stockholders' Equity for the years ended December 31, 2005 and 2004 and cumulative from inception (August 5, 1988) to December 31, 2005

Statements of Cash Flows for the years ended December 31, 2005 and 2004 and cumulative from inception (August 5, 1988) to December 31, 2005

Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 25, 2005, Eisner LLP ("Eisner") was dismissed as the independent registered public accounting firm for the Company. On April 27, 2005, the Company retained Carlin, Charron & Rosen, LLP to act as its independent registered public accounting firm. The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors.

The reports of Eisner on the balance sheets of the Company as of December 31, 2003 and 2004 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2004 and for the period from August 5, 1988 (inception) to December 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the periods described above, and the subsequent interim period through April 25, 2005, except for a reportable condition with respect to the Company's internal controls regarding identifying the Company's awards of stock options which awards were described in the Company's Form 8-K reports dated March 22, 2005 and April 5, 2005, there were no disagreements between the Company and Eisner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Eisner's satisfaction, would have caused Eisner to make reference to the subject matter of the disagreement (s) in connection with its reports.

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


Item 8B. Other Information.

There was no information that we were required to disclose in a Current Report on Form 8-K during the fourth quarter of the year ended December 31, 2005 that we have not previously reported.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by Items 401, 405 and 406 of Regulation S-B is incorporated by reference into this Form 10-KSB by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") for its 2006 Annual Meeting of Stockholders.

Item 10. Executive Compensation.

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

Item 12. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-B, if any, is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.

Item 13. Exhibits

(a) Exhibits

     Exhibit No.                      Description

       3.1 Amended and Restated Certificate of Incorporation of Delcath Systems, Inc., as amended to June 16, 2004. (incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (Commission File No. 001-16133)).

       3.2 Amended and Restated By-Laws of Delcath Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

       4.1 Rights Agreement, dated October 30, 2001, by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-A dated November 12, 2001 (Commission File No. 001-16133))

       4.2 Form of Underwriter's Unit Warrant Agreement between Delcath Systems, Inc. and Roan/Meyers Associates L.P. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

       4.3 Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated March 19, 2004 (Commission File No,. 001-16133)).

       4.4 Form of Series A Warrant to Purchase Shares of Common Stock dated as of November 24, 2004 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

       4.5 Form of Series C Warrant to Purchase Shares of Common Stock dated as of November 24, 2004 (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

       4.6 Form of Series D Warrant to Purchase Shares of Common Stock dated as of December 7, 2004 (incorporated by reference to Exhibit 4.10 to

     Exhibit No.                      Description

               Registrant's Registration Statement on Form S-3 (Registration No. 333-121681)).

       4.7 Form of 2005 Series A Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of November 27, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 011-16133)).

       4.8 Form of 2005 Series B Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of November 27, 2005 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 011-16133)).

       4.9 Form of 2005 Series C Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of November 27, 2005 (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 011-16133)).

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

      10.6 Employment Agreement, between the Company and M. S. Koly, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (Commission File No. 001-16133)).

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

     Exhibit No.                      Description

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

     10.14 Common Stock Purchase Agreement dated as of November 27, 2005 by and among Delcath Systems, Inc. and the Purchasers Listed on the
               Schedule I thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 001-16133)).

     10.15 Registration Rights Agreement dated as of November 27, 2005 by and among Delcath Systems, Inc. and the Purchasers Listed on the
               Schedule I thereto (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 001-16133)).

     10.16 Voting Agreement dated as of November 27, 2005 by and between Delcath Systems, Inc. and the purchasers listed on Exhibit A to the Common Stock Purchase Agreement dated November 27, 2005 and Vertical Ventures LLC (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 001-16133)).

     10.17 Form of Incentive Stock Option Agreement under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit
               10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005)).

     10.18 Form of Nonqualified Stock Option Agreement under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit
               10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005)).

     10.19 Form of Stock Grant Agreement under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (Commission File No. 001-16133)).

        14 Code of Business Conduct (incorporated by reference to Exhibit 14 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 001-16133)).

        23     Consent of Carlin, Charron & Rosen, LLP.

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

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A is incorporated into this Form 10-KSB by reference to the Definitive Proxy Statement.


Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DELCATH SYSTEMS, INC.
                                        Registrant

                                                /s/ M. S. KOLy
                                       ------------------------------------
                                       M. S. Koly, President
                                       March 31, 2006

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

Signature                                      Title                              Date


/s/ M. S. KOLY                   President, Chief Executive Officer,         March 31, 2006
------------------------------   Treasurer
M. S. Koly                       and Director (Principal Executive Officer)


/s/ PAUL M. FEINSTEIN           Chief Financial Officer                      March 31, 2006
------------------------------  (Principal Financial Officer and
Paul M. Feinstein               Principal Accounting Officer)


/s/ SAMUEL HERSCHKOWITZ. M.D.   Chairman of the Board, Non-Officer           March 31, 2006
------------------------------
Samuel Herschkowitz, M.D.

/s/ MARK A. CORIGLIANO          Director,                                    March 31, 2006
------------------------------
Mark A. Corigliano

/s/ DANIEL ISDANER              Director                                     March 31, 2006
------------------------------
Daniel Isdaner

/s/ VICTOR NEVINS               Director                                     March 31, 2006
------------------------------
Victor Nevins


                                 EXHIBIT INDEX


     Exhibit No.                      Description

       3.1 Amended and Restated Certificate of Incorporation of Delcath Systems, Inc., as amended to June 16, 2004. (incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (Commission File No. 001-16133)).

       3.2 Amended and Restated By-Laws of Delcath Systems, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-39470)).

       4.1 Rights Agreement, dated October 30, 2001, by and between Delcath Systems, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.7 to Registrant's Form 8-A dated November 12, 2001 (Commission File No. 001-16133))

       4.2 Form of Underwriter's Unit Warrant Agreement between Delcath Systems, Inc. and Roan/Meyers Associates L.P. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form SB-2 (Registration No. 333-101661)).

       4.3 Form of Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of March 19, 2004 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated March 19, 2004 (Commission File No,. 001-16133)).

       4.4 Form of Series A Warrant to Purchase Shares of Common Stock dated as of November 24, 2004 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

       4.5 Form of Series C Warrant to Purchase Shares of Common Stock dated as of November 24, 2004 (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated November 24, 2004 (Commission File No. 001-16133)).

       4.6 Form of Series D Warrant to Purchase Shares of Common Stock dated as of December 7, 2004 (incorporated by reference to Exhibit 4.10 to

     Exhibit No.                      Description

               Registrant's Registration Statement on Form S-3 (Registration No. 333-121681)).

       4.7 Form of 2005 Series A Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of November 27, 2005 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 011-16133)).

       4.8 Form of 2005 Series B Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of November 27, 2005 (incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 011-16133)).

       4.9 Form of 2005 Series C Warrant to Purchase Shares of Common Stock issued pursuant to the Common Stock Purchase Agreement dated as of November 27, 2005 (incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 011-16133)).

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

      10.6 Employment Agreement, between the Company and M. S. Koly, as amended by Amendment No. 1 thereto (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (Commission File No. 001-16133)).

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

     Exhibit No.                      Description

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

     10.14 Common Stock Purchase Agreement dated as of November 27, 2005 by and among Delcath Systems, Inc. and the Purchasers Listed on the
               Schedule I thereto (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 001-16133)).

     10.15 Registration Rights Agreement dated as of November 27, 2005 by and among Delcath Systems, Inc. and the Purchasers Listed on the
               Schedule I thereto (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 001-16133)).

     10.16 Voting Agreement dated as of November 27, 2005 by and between Delcath Systems, Inc. and the purchasers listed on Exhibit A to the Common Stock Purchase Agreement dated November 27, 2005 and Vertical Ventures LLC (incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated November 28, 2005 (Commission File No. 001-16133)).

     10.17 Form of Incentive Stock Option Agreement under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit
               10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005)).

     10.18 Form of Nonqualified Stock Option Agreement under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit
               10.2 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005)).

     10.19 Form of Stock Grant Agreement under the Company's 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (Commission File No. 001-16133)).

        14 Code of Business Conduct (incorporated by reference to Exhibit 14 to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (Commission File No. 001-16133)).

        23     Consent of Carlin, Charron & Rosen.

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

                           December 31, 2005 and 2004




                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)



                          Index to Financial Statements

                                                                  Page

Report of Independent Registered Public Accounting Firm            F-2

Balance Sheet as of December 31, 2005                              F-3

Statements of Operations for the years ended December 31,
     2005 and 2004 and cumulative from inception
     (August 5, 1988) to December 31, 2005                         F-4

Statements of Stockholders' Equity for the years ended
     December 31, 2005 and 2004 and cumulative from
     inception (August 5, 1988) to December 31, 2005               F-5

Statements of Cash Flows for the years ended December 31,
     2005 and 2004 and cumulative from inception
     (August 5, 1988) to December 31, 2005                         F-6

Notes to Financial Statements                                      F-7

             Report of Independent Registered Public Accounting Firm


To the Stockholders and Board of Directors of Delcath Systems, Inc.


We have audited the accompanying balance sheet of Delcath Systems, Inc. (a development stage company) as of December 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from August 5, 1988 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referenced above present fairly, in all material respects, the financial position of Delcath Systems, Inc. (a development stage company) as of December 31, 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2005 and for the period from August 5, 1988 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Carlin, Charron & Rosen, LLP


Glastonbury, CT
March 24, 2006

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                                  Balance Sheet


                                                                                 December 31,
                                                                                    2005
                                                                              ----------------
                                     Assets
Current assets
         Cash and cash equivalents                                        $         1,704,131
         Certificates of deposit                                                   11,097,790
         Interest receivable                                                           91,574
         Prepaid insurance                                                             26,917
                                                                              ----------------
                       Total current assets                                        12,920,412

Property and equipment, net                                                             7,554
                                                                              ----------------

                       Total assets                                       $        12,927,966
                                                                              ================

                     Liabilities and Stockholders' Equity
Current liabilities
         Accounts payable and accrued expenses                            $           330,070
                                                                              ----------------
                       Total current liabilities                                      330,070
                                                                              ----------------

Stockholders' equity
         Preferred stock, $.01 par value; 10,000,000 shares
                 authorized; no shares issued and outstanding                           --
         Common stock, $.01 par value; 70,000,000 shares authorized;
                 18,877,753 shares issued and 18,849,653 outstanding                  188,497
         Additional paid-in capital                                                38,244,566
         Deficit accumulated during development stage                            (25,835,167)
                                                                              ----------------

                    Total stockholders' equity                                     12,597,896
                                                                              ----------------

                    Total liabilities and stockholders'
                       equity                                             $        12,927,966
                                                                              ================


See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                            Cumulative
                                                                                          from inception
                                                                                         (August 5, 1988)
                                                          Year ended December 31,              to
                                                    ----------------------------------
                                                         2005               2004         December 31, 2005
                                                    ----------------------------------- --------------------
Costs and expenses

     General and administrative expenses          $       1,367,344 $        1,059,815  $       8,439,205
     Research and development costs                       1,744,251          2,306,733         17,059,480
                                                    ----------------  ----------------- --------------------

        Total costs and expenses                          3,111,595          3,366,548         25,498,685
                                                    ----------------  ----------------- --------------------

        Operating loss                                   (3,111,595)        (3,366,548)       (25,498,685)

Other income (expense)
     Interest income                                        246,976            100,216          1,333,596

     Interest expense                                         --                  --             (171,473)
                                                    ----------------  ----------------- --------------------

        Net  loss                                 $      (2,864,619)$       (3,266,332) $       (24,336,562)
                                                    ================  ================= ====================

Common share data
     Basic and diluted loss per share             $           (0.18)$            (0.28)
                                                    ================  =================

     Weighted average number of basic
           and diluted common shares
           outstanding                                   16,038,716         11,543,256
                                                    ================  =================


See accompanying notes to financial statements.

                             DELCATH SYSTEMS, INC.
                          (A Development Stage Company)

                       Statements of Stockholders' Equity

                   Years ended December 31, 2005 and 2004 and cumulative from inception (August 5, 1988) to December 31, 2005



                                                                         Common stock $.01 par value
                                                ------------------------------------------------------------------------------

                                                        Issued                   In treasury                Outstanding
                                                ------------------------    ----------------------    ------------------------
                                                 No. of                      No. of                     No. of
                                                  shares        Amount       shares       Amount        shares        Amount
                                                ----------     ---------    ---------    ---------    -----------    ---------
Shares issued in connection with the
     formation of the Company as of
     August 22, 1988                            621,089    $    6,211            --      $     --          621,089    $   6,211
Sale of preferred stock,
     August 22, 1988                                --             --            --            --            --            --
Shares returned due to relevant technology
     milestones not being fully achieved,
     March 8, 1990                                  --             --         (414,059)     (4,141)      (414,059)      (4,141)
Sale of stock, October 2, 1990                      --             --           17,252         173         17,252          173
Sale of stock (common stock at $7.39 per
     share and Class B preferred stock at
     $2.55 per share), January 23, 1991             --             --          46,522          465         46,522          465
Sale of stock, August 30, 1991                      --             --           1,353           14          1,353           14
Sale of stock, December 31, 1992                    --             --         103,515        1,035        103,515        1,035
Sale of stock (including 10,318 warrants,
     each to purchase one share of common
     stock at $10.87), July 15, 1994                --             --         103,239        1,032        103,239        1,032
Sale of stock, December 19, 1996                    --             --          39,512          395         39,512          395
Shares issued (including 78,438 warrants
     each to purchase one share of common stock
     at $10.87) in connection with conversion of
     short-term borrowings as of December 22,
     1996                                        58,491           585          98,388         984        156,879        1,569
Sale of stock, December 31, 1997                 53,483           535            --            --         53,483          535
Exercise of stock options                        13,802           138           3,450          35         17,252          173
Shares issued as compensation for consulting
     services valued at $10.87 per share based
     on a 1996 agreement                          2,345            23            828            8          3,173           31
Shares issued in connection with
     exercise of warrants                        21,568           216            --            --         21,568          216
Sale of stock,  January 16, 1998                 34,505           345            --            --         34,505          345
Sale of stock, September 24, 1998                 3,450            35            --            --          3,450           35
Shares returned as a settlement of a dispute
     with a former director at $1.45 per
     share,
     the price originally paid, April 17, 1998   (3,450)          (35)          --            --         (3,450)         (35)
Exercise of stock options                         8,626            86           --            --          8,626           86
Sale of stock (including 5,218 warrants each
     to purchase one share of common stock
     at $14.87), June 30, 1999                   46,987           470            --            --         46,987          470
Shares issued in connection with
     exercise of warrants                         2,300            23            --            --          2,300           23
Sale of stock, April 14, 2000                   230,873         2,309            --            --        230,873        2,309
Dividends paid on preferred stock               690,910         6,909            --            --        690,910        6,909
Conversion of preferred stock                   833,873         8,339            --            --        833,873        8,339
Sale of stock (including 1,200,000 warrants
     each to purchase one share of common
     stock at $6.60), October 19, 2000        1,200,000        12,000            --            --       1,200,000      12,000
Shares issued as compensation
     for stock sale                              85,000           850            --            --          85,000         850
1,720 stock options (including 1,720 warrants
     each to purchase one share of common
     stock at $6.00), issued as compensation        --             --            --            --            --            --
Sum of fractional common shares
     cancelled after year 2000
     stock splits                                  (36)            (1)           --            --            (36)          (1)
Stock warrants (150,000 at $7.00 and 150,000
     at $6.60) issued as compensation               --             --            --            --             --            --
Sale of stock on April 3, 2002                  243,181         2,432            --            --          243,181        2,432
Repurchases of stock, November                                                (28,100)        (281)        (28,100)        (281)
     and December 2002
Amortization since inception of
     compensatory stock options                     --             --            --            --              --            --
Forfeiture since inception of stock
     options                                        --             --            --            --              --            --
Sale of stock (including 3,895,155 warrants
     to purchase one share of common stock at
     $0.775) on May 20, 2003 including under-
     writer's exercise of overallotment option  3,895,155        38,952          --            --        3,895,155        38,952
Proceeds from sale of unit option                   --             --            --            --              --            --
Exercise of 2003 Warrants                       1,730,580        17,305          --            --        1,730,580       17,305
Deficit accumulated from inception
     to December 31, 2003                           --             --            --            --              --            --
                                                ----------     ---------    ---------    ---------    -----------    -----------
Balance at December 31, 2003                    9,772,732  $     97,727       (28,100)  $     (281)      9,744,632       97,446
Sale of stock, March, 2004                      1,197,032        11,970          --            --        1,197,032       11,970
Exercise of 2002 Warrants                          20,265           203          --            --           20,265          203
Sale of stock, April, 2004                        290,457         2,905          --            --          290,457        2,905
Stock options issued as compensation                --             --            --            --            --            --
Sale of stock, November, 2004                   1,069,520        10,695          --            --        1,069,520       10,695
Sale of stock, December, 2004                     236,966         2,370          --            --          236,966        2,370
Exercise of 2003 Warrants                       2,160,163        21,602          --            --        2,160,163       21,602
Exercise of 2003 Representative's
     Unit Warrants                                282,025         2,820          --            --          282,025        2,820
Exercise of Representative's Common
     Stock Warrants                               152,025         1,520          --            --          152,025        1,520
Exercise of stock options                          62,000           620          --            --           62,000          620
Net Loss                                            --             --            --            --            --            --
                                                ----------     ---------    ---------    ---------    -----------    -----------
Balance at December 31, 2004                    15,243,185  $   152,432     (28,100)  $     (281)     15,215,085  $     152,151
Exercise of 2003 Representative's
     Unit Warrants                                 42,180           422          --          --             42,180          422
Exercise of Representative's Common
     Stock Warrants                               157,180         1,572          --          --            157,180        1,572
Exercise of stock options                         597,000         5,970          --          --            597,000        5,970
Stock options issued as compensation                --             --            --          --              --            --
Exercise of 2004 Warrants                       1,107,313        11,073          --          --          1,107,313       11,073
Exercise of 2005 Warrants                         940,957         9,410          --          --            940,957        9,410
Sale of stock, November, 2005                     753,013         7,530          --          --            753,013        7,530
Shares issued as compensation                      36,925           369          --          --             36,925          369
Net Loss                                            --             --            --          --              --            --
                                                ----------     ---------    ---------    ---------    -----------    ----------
Balance at December 31, 2005                    18,877,753  $   188,778     (28,100)  $     (281)     18,849,653  $     188,497
                                                ==========     =========    =========    =========    ===========    ==========





                                                                                  Class A                     Class B
                                                   Preferred Stock           preferred stock            preferred stock
                                                 --------------------    ------------------------    -----------------------
                                                   $.01 par value            $.01 par value              $.01 par value
                                                 --------------------    ------------------------    -----------------------
                                                    No. of                    No. of                     No. of
                                                   shares      Amount        shares        Amount       shares        Amount
                                                  -------     --------    -----------     --------    ---------     ---------

Shares issued in connection with the
     formation of the Company as of
     August 22, 1988                                --       $    --          --       $    --            --      $    --
Sale of preferred stock,
     August 22, 1988                                --            --       2,000,000      20,000          --           --
Shares returned due to relevant technology
     milestones not being fully achieved,
     March 8, 1990                                 --            --           --            --            --           --
Sale of stock, October 2, 1990                     --            --           --            --            --           --
Sale of stock (common stock at $7.39 per share
     and Class B preferred stock at
     $2.55 per share), January 23, 1991            --            --           --            --           416,675     4,167
Sale of stock, August 30, 1991                     --            --           --            --            --           --
Sale of stock, December 31, 1992                   --            --           --            --            --           --
Sale of stock (including 10,318 warrants,
     each to purchase one share of common
     stock at $10.87), July 15, 1994               --            --           --            --            --           --
Sale of stock, December 19, 1996                   --            --           --            --            --           --
Shares issued (including 78,438 warrants each
     to purchase one share of common stock at
     $10.87) in connection with conversion of
     short-term borrowings as of December 22,
     1996                                         --            --            --            --            --           --
Sale of stock, December 31, 1997                  --            --            --            --            --           --
Exercise of stock options                         --            --            --            --            --           --
Shares issued as compensation for consulting
     services valued at $10.87 per share based
     on a 1996 agreement                          --            --            --            --            --           --
Shares issued in connection with
     exercise of warrants                         --            --            --            --            --           --
Sale of stock,  January 16, 1998                  --            --            --            --            --           --
Sale of stock, September 24, 1998                 --            --            --            --            --           --
Shares returned as a settlement of a dispute
     with a former director at $1.45 per
     share, the price originally paid,
     April 17, 1998                               --            --            --            --            --           --
Exercise of stock options                         --            --            --            --            --           --
Sale of stock (including 5,218 warrants
     each to purchase one share of
     common stock at $14.87),
     June 30, 1999                                --            --            --            --            --           --
Shares issued in connection with
     exercise of warrants                         --            --            --            --            --           --
Sale of stock, April 14, 2000                     --            --            --            --            --           --
Dividends paid on preferred stock                 --            --            --            --            --           --
Conversion of preferred stock                     --            --         (2,000,000)     (20,000)    (416,675)    (4,167)
Sale of stock (including 1,200,000 warrants
     each to purchase one share of common
     stock at $6.60), October 19, 2000            --            --            --            --            --           --
Shares issued as compensation
     for stock sale                               --            --            --            --            --           --
1,720 stock options (including 1,720 warrants
     each to purchase one share of common
     stock at $6.00), issued as compensation      --            --            --            --            --           --
Sum of fractional common shares
     cancelled after year 2000
     stock splits                                 --            --            --            --            --           --
Stock warrants (150,000 at $7.00 and 150,000
     at $6.60) issued as compensation             --            --            --            --            --           --
Sale of stock on April 3, 2002                    --            --            --            --            --           --
Repurchases of stock, November
     and December 2002                            --            --            --            --            --           --
Amortization since inception of
     compensatory stock options                   --            --            --            --            --           --
Forfeiture since inception of stock
     options                                      --            --            --            --            --           --
Sale of stock (including 3,895,155 warrants
     to purchase one share of common stock at
     $0.775) on May 20, 2003 including under-
     writer's exercise of overallotment option    --            --            --            --            --           --
Proceeds from sale of unit option                 --            --            --            --            --           --
Exercise of 2003 Warrants                         --            --            --            --            --           --
Deficit accumulated from inception
     to December 31, 2003                         --            --            --            --            --           --
                                                ------     --------    ----------      --------    ---------     --------
Balance at December 31, 2003                      --       $    --            --     $      --            --     $     --
Sale of stock, March, 2004                        --            --            --            --            --           --
Exercise of 2002 Warrants                         --            --            --            --            --           --
Sale of stock, April, 2004                        --            --            --            --            --           --
Stock options issued as compensation              --            --            --            --            --           --
Sale of stock, November, 2004                     --            --            --            --            --           --
Sale of stock, December, 2004                     --            --            --            --            --           --
Exercise of 2003 Warrants                         --            --            --            --            --           --
Exercise of 2003 Representative's
     Unit Warrants                                --            --            --            --            --           --
Exercise of Representative's Common
     Stock Warrants                               --            --            --            --            --           --
Exercise of stock options                         --            --            --            --            --           --
Net Loss                                          --            --            --            --            --           --
                                                 -----     --------    ----------      --------    ---------        -----
Balance at December 31, 2004                      --       $    --            --       $    --            --       $   --
Exercise of 2003 Representative's
      Unit Warrants                               --            --            --            --            --           --
Exercise of Representative's Common               --            --            --            --            --           --
     Stock Warrants                               --            --            --            --            --           --
Exercise of stock options                         --            --            --            --            --           --
Stock options issued as compensation              --            --            --            --            --           --
Exercise of 2004 Warrants                         --            --            --            --            --           --
Exercise of 2005 Warrants                         --            --            --            --            --           --
Sale of stock, November, 2005                     --            --            --            --            --           --
Shares issued as compensation                     --            --            --            --            --           --
Net Loss                                          --            --            --            --            --           --
                                                 -----     --------     ----------    --------     ---------         ----
Balance at December 31, 2005                      --       $    --            --       $    --            --       $   --




                                                                          Deficit
                                                                         accumulated
                                                        Additional         during
                                                         paid-in         development
                                                         capital           stage            Total
                                                        -----------     -------------     ------------


Shares issued in connection with the
     formation of the Company as of
     August 22, 1988                                   $  (5,211)        $    --          $    1,000
Sale of preferred stock,
     August 22, 1988                                     480,000              --              500,000
Shares returned due to relevant technology
     milestones not being fully achieved,
     March 8, 1990                                         4,141              --                   --
Sale of stock, October 2, 1990                            24,827              --               25,000
Sale of stock (common stock at $7.39 per
      share and Class B preferred stock at
     $2.55  per share), January 23, 1991               1,401,690              --            1,406,322
Sale of stock, August 30, 1991                             9,987              --               10,001
Sale of stock, December 31, 1992                       1,013,969              --            1,015,004
Sale of stock (including 10,318 warrants,
     each to purchase one share of common
     stock at $10.87), July 15, 1994                   1,120,968              --            1,122,000
Sale of stock, December 19, 1996                         999,605              --            1,000,000
Shares issued (including 78,438 warrants
     each to purchase one share of common
     stock at $10.87) in connection with
     conversion of short-term borrowings as
     of December 22,  1996                             1,703,395              --            1,704,964
Sale of stock, December 31, 1997                         774,465              --              775,000
Exercise of stock options                                 30,827              --               31,000
Shares issued as compensation for consulting
     services valued at $10.87 per share based
     on a 1996 agreement                                 34,454               --               34,485
Shares issued in connection with
     exercise of warrants                               234,182               --              234,398
Sale of stock,  January 16, 1998                        499,655               --              500,000
Sale of stock, September 24, 1998                        56,965               --               57,000
Shares returned as a settlement of a dispute
     with a former director at $1.45 per
     share, the price originally paid, April 17,
     1998                                               (4,965)               --               (5,000)
Exercise of stock options                               67,414                --               67,500
Sale of stock (including 5,218 warrants each
     to purchase one share of common
     stock at $14.87), June 30, 1999                   775,722                --               776,192
Shares issued in connection with
     exercise of warrants                               24,975                --                24,998
Sale of stock, April 14, 2000                          499,516                --               501,825
Dividends paid on preferred stock                      992,161         (1,498,605)            (499,535)
Conversion of preferred stock                           15,828                --                  --
Sale of stock (including 1,200,000 warrants
     each to purchase one share of common
     stock at $6.60), October 19, 2000               5,359,468                --              5,371,468
Shares issued as compensation
     for stock sale                                       (850)               --                   --
1,720 stock options (including 1,720 warrants
     each to purchase one share of common
     stock at $6.00), issued as compensation             3,800                --                  3,800
Sum of fractional common shares
     cancelled after year 2000
     stock splits                                            1                --                   --
Stock warrants (150,000 at $7.00 and 150,000
     at $6.60) issued as compensation                  198,000                --                198,000
Sale of stock on April 3, 2002                         265,068                --                267,500
Repurchases of stock, November
     and December 2002                                 (50,822)               --                (51,103)
Amortization since inception of
     compensatory stock options                      3,760,951                --              3,760,951
Forfeiture since inception of stock
     options                                        (1,240,780)               --             (1,240,780)
Sale of stock (including 3,895,155 warrants
     to purchase one share of common stock at
     $0.775) on May 20, 2003 including under-
     writer's exercise of overallotment option      1,453,696                 --              1,492,648
Proceeds from sale of unit option                          68                 --                     68
Exercise of 2003 Warrants                           1,273,895                 --              1,291,200
Deficit accumulated from inception
     to December 31, 2003                                  --          (18,205,511)         (18,205,611)
                                                  -----------           ----------           ----------
Balance at December 31, 2003                     $ 21,777,065       $  (19,704,216)       $   2,170,295
Sale of stock, March, 2004                          2,660,625                 --              2,672,595
Exercise of 2002 Warrants                              26,547                 --                 26,750
Sale of stock, April, 2004                            635,130                 --                638,035
Stock options issued as compensation                    5,222                 --                  5,222
Sale of stock, November, 2004                       1,829,305                 --              1,840,000
Sale of stock, December, 2004                         497,630                 --                500,000
Exercise of 2003 Warrants                           1,652,524                 --              1,674,126
Exercise of 2003 Representative's
     Unit Warrants                                    284,383                 --                287,203
Exercise of Representative's Common
     Stock Warrants                                   193,072                 --                194,592
Exercise of stock options                              44,040                 --                 44,660
Net Loss                                                  --            (3,266,332)          (3,266,332)
                                                  -------------       ------------           -----------
Balance at December 31, 2004                    $  29,605,543       $  (22,970,548)      $    6,787,146
Exercise of 2003 Representative's
     Unit Warrants                                     42,686                 --                 43,108
Exercise of Representative's Common
     Stock Warrants                                   200,619                 --                202,191
Exercise of stock options                             525,140                 --                531,110
Stock options issued as compensation                    8,270                 --                  8,270
Exercise of 2004 Warrants                           2,883,418                 --              2,894,491
Exercise of 2005 Warrants                           2,573,363                 --              2,582,773
Sale of stock, November, 2005                       2,302,471                 --              2,310,002
Shares issued as compensation                         103,056                 --                103,425
Net Loss                                                  --            (2,864,619)          (2,864,619)
                                                   ----------          -----------           ----------
Balance at December 31, 2005                    $  38,244,567      $   (25,835,167)      $   12,597,897
                                                  ===========        =============         ============

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                                                 Cumulative
                                                                                               from inception
                                                                                              (August 5, 1988)
                                                                Year ended December 31,              to
                                                             ------------------------------
                                                                 2005            2004         December 31, 2005
                                                             --------------  --------------  ---------------------

Cash flows from operating activities:
    Net loss                                               $  (2,864,619)  $  (3,266,332)  $     (24,336,562)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Stock option compensation expense                            8,270           5,222           2,533,662
      Stock and warrant compensation expense
        issued for consulting services                           103,425             --              339,711
      Depreciation expense                                         6,052           5,526              37,744
      Amortization of organization costs                             --               --              42,165
      Rent expense attributable to lease deposit                     --           24,000                --
    Changes in assets and liabilities:
      Decrease (increase) in prepaid expenses                     20,899            (316)            (26,917)
      Increase in interest receivable                            (58,688)        (18,614)            (91,574)
      (Decrease) increase in accounts payable
        and accrued expenses                                    (234,556)        304,426             330,070
                                                             --------------  --------------  -------------------
          Net cash used in operating activities               (3,019,217)     (2,946,088)        (21,171,701)
                                                             --------------  --------------  -------------------

Cash flows from investing activities
      Purchase of furniture and fixtures                            --            (5,345)            (45,298)
      Purchase of short-term investments                     (11,097,790)     (6,052,383)        (22,067,494)
      Proceeds from maturities of short-term
        investments                                            7,055,129       1,014,575          10,969,704
      Organization costs                                            --              --               (42,165)
                                                             --------------  --------------  -------------------
          Net cash used in investing activities               (4,042,661)     (5,043,153)        (11,185,253)
                                                             --------------  --------------  -------------------

Cash flows from financing activities:
      Net proceeds from sale of stock and exercise
        of stock options and warrants                          8,563,674       7,877,961          32,906,759
      Repurchases of common stock                                  --               --               (51,103)
      Dividends paid                                               --               --              (499,535)
      Proceeds from short-term borrowings                          --               --             1,704,964
                                                             --------------  --------------  -------------------
          Net cash provided by financing activities            8,563,674       7,877,961          34,061,085
                                                             --------------  --------------  -------------------

      Increase (decrease) in cash and cash equivalents         1,501,796        (111,280)          1,704,131

Cash and cash equivalents at beginning of period                 202,335         313,615                --
                                                             --------------  --------------  -------------------

Cash and cash equivalents at end of period                 $   1,704,131   $     202,335     $     1,704,131
                                                             ==============  ==============   ==================

Cash paid for interest                                     $       --      $        --       $       171,473
                                                             ==============  ==============   ==================

Supplemental non-cash activities:
    Conversion of debt to common stock                     $       --      $        --       $     1,704,964
                                                             ==============  ==============   ==================

    Common stock issued for preferred stock dividends      $       --      $        --       $       999,070
                                                             ==============  ==============   ==================

    Conversion of preferred stock to common stock          $       --      $        --       $        24,167
                                                             ==============  ==============   ==================

    Common stock issued as compensation
      for stock sale                                       $       --      $        --       $       510,000
                                                             ==============  ==============   ==================

See accompanying notes to financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004


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

     (b) Basis of Financial Statement Presentation

          The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make assumptions and estimates that impact the amounts reported in those statements. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates.

     (c) Property and Equipment

          Property and equipment (primarily furniture and fixtures) are recorded at cost and are being depreciated on a straight line basis over the estimated useful lives of the assets of five years. Accumulated depreciation totaled $37,744 at December 31, 2005. Depreciation expense for the years ended December 31, 2005 and 2004 was $6,052 and $5,526, respectively. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

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

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004


     (e) Stock Option Plan

          The Company has historically accounted for its employee stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant only if the fair market value of the underlying stock on the date of grant exceeded the exercise price. Fair market values of the Company's Common Stock at the dates options were granted, prior to the Company's stock becoming publicly traded, were based on third party sales of stock at or around the dates options were granted or, in the absence of such transactions, based on a determination by the board of directors based on current available information. Such cost is then recognized over the period the recipient is required to perform services to earn such compensation. If a stock option does not become vested because an employee fails to fulfill an obligation, the estimate of compensation expense recorded in previous periods is adjusted by decreasing compensation expense in the period of forfeiture.

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

          Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated as follows:


                                                                  2005                  2004
               Net loss                                $      (2,886,619)    $     (3,266,332)
               Stock-based employee   compensation
                   expense included in net loss, net
                   of related tax effects
                                                                       0                    0
               Stock-based employee compensation
                   expense determined under the fair
                   value based method, net of
                   related tax
                   effects                                      (133,194)             (93,793)
                                                              ------------          -----------
               Pro forma net loss                      $      (2,997,813)     $     (3,360,125)
                                                             =============         =============

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004



               Loss per share (basic and diluted):
                As reported                            $           (0.18)    $           (0.28)
                Pro forma                                          (0.19)                (0.29)

               The per share weighted average fair value of stock options granted in July 2005 was $.58 estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumption of a risk free interest rate of 3.77% and volatility of 41% while the per share weighted average fair value of stock options granted in November, 2005 using the Black-Scholes option-pricing model was $.66 with the weighted average assumption of a risk free interest rate of 4.45% and a volatility of 35%.

          (f) Net Loss Per Common Share

               For the years ended December 31, 2005 and 2004, potential common shares from the exercise of options and warrants were excluded from the computation of diluted earnings per share (EPS) because their effects would be antidilutive. In addition, common stock purchase rights issuable only in the event that a non-affiliated person or group acquires 15% of the Company's then outstanding common stock have been excluded from the EPS computation.

          (g) Recent Accounting Pronouncements

               In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123 (revised 2004) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. Subsequent changes in fair value during the requisite service period, measured at each reporting date, will be recognized as compensation cost over that period. SFAS No. 123 (revised 2004) is effective in the first interim or annual period beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123 (revised 2004) in 2006. The Company is currently evaluating the impact of the adoption of SFAS 123 (revised 2004) on the Company's financial position and results of operations.

               In December 2005, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment to FASB Statements No. 133 and 140" and in May 2005, the FASB issued SFAS No. 154 "Accounting and Error Corrections - a replacement of APB opinion No. 20 and FASB Statement No. 3." The Company is not significantly impacted by these statements and does not expect their implementation to have a material impact on the Company's financial statements.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004



          (h) Research and Development Costs

               Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred.

          (i) Cash Equivalents

               The Company considers highly liquid debt instruments with maturities of three months or less at date of acquisition to be cash equivalents.

          (j) Reclassification

               Certain prior year amounts have been reclassified to conform to the current year presentation.

(2) Stockholders' Equity

     (a) Stock Issuances

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

          In March 2004, the Company completed the sale of 1,197,032 shares of its common stock and the issuance of warrants to purchase 299,258 common shares in a private placement to institutional and accredited investors. The Company received proceeds net of issuance costs of $2,672,595 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

          In March 2004, proceeds of $26,750 were received as 20,265 warrants the Company issued in a private placement in 2002 were exercised.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004


          In April 2004, the Company completed an additional private placement of 290,457 shares of common stock and an aggregate of 72,614 warrants to purchase shares of its common stock, under the same terms and conditions as those sold in March 2004 for which it received net proceeds of $638,035.

          In June 2004, the stockholders approved an amendment to the Company's certificate of incorporation to increase the authorized number of shares of Common Stock from 35 million to 70 million.

          In November 2004, the Company completed the sale of 1,069,520 shares of its common stock and the issuance of warrants to purchase 1,996,635 common shares in a private placement to institutional and accredited investors. The Company received net proceeds of $1,840,000 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

          In December 2004, the Company completed the sale of 236,966 shares of its common stock and the issuance of warrants to purchase 94,787 common shares in a private placement to institutional and accredited investors. The Company received net proceeds of $500,000 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

          During 2004, the Company received net proceeds of $1,674,126 as 2,160,163 of the 2003 Warrants were exercised and for which it has issued shares of its common stock. 1,893,658 warrants were exercised following a notice of redemption issued on October 1, 2004 in accordance with the terms of the warrant and as all such warrants have now been redeemed, trading therein has ceased.

          During 2004, the Company received net proceeds of $287,203 upon the exercise of 56,405 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering. This resulted in the issuance of 282,025 shares of common stock together with an equal number of Representative's Common Stock Warrants. 152,025 Representative's Common Stock Warrants were exercised with an equal number of shares of common stock being issued for which the Company received net proceeds of $194,592.

          The Company received a net amount of $44,660 upon the exercise of 62,000 in stock options during the last quarter of 2004. 60,000 options were exercised at a price of $0.71 per share and 2,000 were exercised at a price of $1.03 per share.

          In November 2005, the Company completed the sale of 753,013 shares of its common stock and the issuance of warrants to purchase 711,600 common shares in a private placement to institutional and accredited investors. The Company received net proceeds of $2,310,001 in this transaction and agreed to register the shares of common stock and the shares issuable upon exercise of the warrants under the Securites Act of 1933.

          During 2005, the Company received net proceeds of $43,108 upon the exercise of 8,436 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004


          public offering. This resulted in the issuance of 42,180 shares of common stock together with an equal number of Representative's Common Stock Warrants. 157,180 Representative's Common Stock Warrants were exercised with an equal number of shares of common stock being issued and receipt of net proceeds of $202,191.

          The Company received a net amount of $531,110 upon the exercise of 597,000 in stock options during 2005. 100,000 options were exercised at a price of $0.60 per share; 60,000 were exercised at a price of $0.71 per share; 120,000 were exercised at a price of $0.85 per share; and 317,000 were exercised at a price of $1.03 per share.

          In 2003, the Company issued stock options as compensation to three non-employees. The cost of these options, which is based on an annual fair value calculation based on the vesting period of each option, is being recognized annually. The cost for the years 2005 and 2004 are $8,270 and $5,222, respectively.

          During 2005, the Company received net proceeds of $2,894,491 as 1,069,526 of the November 2004 Warrants were exercised and 37,787 of the March 2004 Warrants were exercised for which it has issued shares of its common stock.

          During 2005, the Company issued notice to the holders of 1,200,000 Redeemable Common Stock Purchase Warrants issued in 2000 (the "2000 Warrants") that the Company would offer to exchange on a one-for-one basis any outstanding 2000 Warrants for new warrants. The new warrants would be called the 2005 Redeemable Common Stock Purchase Warrants - Series A (Expiring December 31, 2005) (the "Exchange Warrants"). 989,554 of the 2000 Warrants were exchanged for Exchange Warrants. During 2005, the Company received net proceeds of $2,582,773 as 940,957 of the Exchange Warrants were exercised following a notice of redemption issued on November 15, 2005 in accordance with the terms of the Exchange Warrants. The holders of 48,597 Exchange Warrants that remained outstanding following the redemption received the redemption price of $0.10 per Exchange Warrant. All such warrants have now been redeemed and trading therein has ceased.

          During 2005, the Company issued common stock to Directors and certain consultants that totaled 36,925 shares that had issuance values of between $2.78 and $2.95.

     (b) Common Stock Repurchases

          Pursuant to a stock repurchase plan approved in 2002 by the Company's Board of Directors, the Company repurchased 28,100 shares of common stock for $51,103 during 2002. The Company has been authorized by the Board of Directors to purchase up to seven percent of its then outstanding common stock (290,289).

     (c) Stock Option Plans

          The Company established an Incentive Stock Option Plan, a Non-Incentive Stock Option Plan, the 2000 Stock Option Plan, the 2001 Stock Option Plan and the 2004 Stock Incentive Plan (collectively, the "Plans") under which stock options, stock appreciation rights, restricted stock, and stock grants may be awarded. A stock option grant allows the holder of the option to

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004


          purchase a share of the Company's Common Stock in the future at a stated price. The Plans are administered by the Compensation Committee of the Board of Directors which determines the individuals to whom the options shall be granted as well as the terms and conditions of each option grant, the option price and the duration of each option.

          The Company's Incentive and Non-Incentive Stock Option Plans were approved and became effective on November 1, 1992. During 2000, 2001 and 2004, respectively, the 2000 and 2001 Stock Option Plans and the 2004 Stock Incentive Plan, became effective. Options granted under the Plans vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. Stock option activity for 2005 and 2004 is as follows:


                                                                                   The Plans
                                                                                   ---------
                                                                        Exercise      Weighted    Weighted
                                                                          Price        Average     Average
                                                          Stock            Per        Exercise   Remaining Life
                                                         Options          Share        Price       (Years)
                                                         -------          -----        -----       -------

              Outstanding at December 31, 2003          1,520,684     $0.60 - $4.93     $2.09        2.92

              Exercised                                   (62,000)    $0.71 - $1.03       .72
              Expired                                    (441,664)    $2.90 - $4.93      4.14
                                                        ----------
              Outstanding at December 31, 2004           1,017,020    $0.60 - $3.31      1.28        2.72

              Granted                                      967,500    $2.78 - $3.59      3.20
              Expired                                       (1,720)   $3.31              3.31
              Exercised                                   (597,000)   $0.60 - $1.03       .89
                                                        ----------

              Outstanding at December 31, 2005           1,385,800    $.71 - $3.59       $2.51       4.17
                                                         =========


          At December 31, 2005, 2004, and 2003 options for 394,300, 737,520, and
          935,678 shares, respectively, were exercisable at a weighted average exercise price of $1.89, $1.30, and $2.79 per share, respectively.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004


     (d) Warrants

          A summary of warrant activity is as follows:


                                                   Exercise         Weighted     Weighted
                                                    Price            Average     Average
                                                     Per             Exercise  Remaining Life
                                    Warrants       Warrant           Price       (Years)
                                    --------       -------           -----       -------

          Outstanding at
             December 31, 2003     4,628,970     $0.775 - 10.50     $  3.17         3.35

          Issued                   2,537,668     $2.60 - 3.01         2.76
          Exercised               (2,614,478)    $0.775 - 1.32        0.84
          Expired                    (19,412)    $0.775 - 1.28        1.17
                                -------------
          Outstanding at
             December 31, 2004     4,532,748     $1.02 - 10.50      $ 4.30          2.12

          Issued                     711,600     $3.60 - 3.91       $ 3.75
          Exercised               (2,247,624)    $1.02 - 3.01       $ 2.55
          Expired                   (825,763)    $2.75 - 10.50      $ 7.01
                                  -----------
          Outstanding at
             December 31, 2005     2,170,961    $1.02 - 3.91        $ 3.14          3.27
                                  ===========

(3) Income Taxes

          As of December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,420,000. A portion of that amount, $13,420,000, is subject to an annual limitation of approximately $123,000 as a result of a change in the Company's ownership through May 2003, as defined by federal income tax regulations (Section 382). The balance of $8,000,000 is available to offset future federal taxable income, if any, ratably through 2025. The available net operating loss carryforwards after applying the annual limitation under Section 382 resulted in a deferred tax asset of approximately $3,473,000 at December 31, 2005 ($2,295,000 at
          December 31, 2004). Management does not expect the Company to have taxable income in the near future and established a 100% valuation allowance against the deferred tax asset created by the available net operating loss carryforwards at December 31, 2005 and 2004. The valuation allowance increased $1,178,000 during the year ended December 31, 2005, and increased $1,015,000 during the year ended December 31, 2004.

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

                           December 31, 2005 and 2004


(4) Rents

          The Company currently occupies its office space on a month-to-month basis. Rent expense totaled $87,376 for each of the years ended December 31, 2005 and 2004.