Form 10QSB
period 2006-03-31
DELCATH SYSTEMS INC
filed 2006-05-15
CIK 872912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    Delaware                         06-1245881
         -----------------------------------     ---------------------
         (State or Other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)          Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
              ----------------------------------------------------
                           (Issuer's Telephone Number)

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

As of April 17, 2006, 19,541,674 shares of the Issuer's common stock, $0.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Condensed Balance Sheet - March 31, 2006                                     3

Condensed Statements of Operations for the Three Months Ended                4
     March 31, 2006 and 2005 and Cumulative from Inception
     (August 5, 1988) to March 31, 2006

Condensed Statements of Cash Flows for the Three Months Ended                5
     March 31, 2006 and 2005 and Cumulative from Inception
     (August 5, 1988) to March 31, 2006

Notes to Condensed Financial Statements                                      6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                   9

Item 3.  Controls and Procedures                                            11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        11

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits                                                           12

Signatures                                                                  13

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                           (Unaudited) March 31, 2006


                                                                  March 31,
                          Assets                                    2006
                                                            --------------------

Current assets:
    Cash and cash equivalents                             $           1,282,234
    Certificates of deposit                                          11,850,713
    Interest receivable                                                 182,388
    Prepaid insurance                                                    43,417
                                                            --------------------
        Total current assets                                         13,358,752

Furniture and fixtures, net                                               6,428
                                                            --------------------

        Total assets                                      $          13,365,180
                                                            ====================

          Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued expenses                 $             199,093
                                                            --------------------
        Total current liabilities                                       199,093
                                                            --------------------


Stockholders' equity
    Common stock, $.01 par value, 70,000,000
        shares authorized                                               192,907
    Additional paid-in capital                                       39,992,485
    Deficit accumulated during development stage                    (27,019,305)
                                                            --------------------

                    Total stockholders' equity                       13,166,087
                                                            ====================


                    Total liabilities and stockholders'
                       equity                             $          13,365,180
                                                            ====================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                       Cumulative
                                                                                     From Inception
                                                         Three Months Ended         (August 5, 1988)
                                                            March 31,                     to
                                                         2006           2005         March 31, 2006
                                               ---------------------------------    ---------------
Costs and expenses:

    General and administrative expenses      $         561,550   $      415,258     $    9,000,755
    Research and development costs                     766,640          551,361         17,826,120
                                               ---------------------------------    ---------------

      Total costs and expenses                       1,328,190          966,619         26,826,875
                                               ---------------------------------    ---------------

      Operating loss                                (1,328,190)         (966,619)      (26,826,875)

    Interest income                                    144,052            51,292         1,477,648
    Interest expense                                       -               -              (171,473)
                                               ---------------------------------    ---------------

      Net loss                               $      (1,184,138)  $      (915,327)   $  (25,520,700)
                                               ================  ===============    ===============

Common share data:
    Basic and diluted loss
      per share                              $           (0.06)  $         (0.06)
                                               ================  ===============

    Weighted average number
      of shares of common                           19,205,957        15,358,028
      stock outstanding                        ================  ===============



See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   Cumulative
                                                    Three Months Ended           from inception
                                                        March 31,               (August 5, 1988)
                                                   2006           2005         to March 31, 2006
                                               -----------------------------  ---------------------
Cash flows from operating activities:
   Net loss                                      $(1,184,138)    $ (915,327)     $     (25,520,700)
   Adjustments to reconcile net
     loss to net cash used in operating activities
     Stock option compensation expense               505,282              -              3,038,944
     Stock and warrant compensation expense
       issued for consulting services                      -              -                339,711
     Depreciation expense                              1,126          1,515                 38,870
     Amortization of organization costs                    -              -                 42,165
   Changes in assets and liabilities:
     Increase in prepaid expenses                    (16,500)       (16,514)               (43,417)
     Increase in interest receivable                 (90,814)        (9,202)              (182,388)
     (Decrease) increase in accounts
       payable and accrued expenses                 (130,977)        57,602                199,093
                                               -----------------------------  ---------------------
        Net cash used in operating activities       (916,021)      (881,927)           (22,087,722)
                                               -----------------------------  ---------------------

Cash flows from investing activities:
   Purchase of furniture and fixtures                      -              -                (45,298)
   Purchase of short-term investments             (1,800,000)    (1,047,077)           (23,867,494)
   Proceeds from maturities of short-term
     investments                                   1,047,077      3,055,129             12,016,781
   Organization costs                                      -              -                (42,165)
                                               -----------------------------  ---------------------
          Net cash (used in) provided by
                investing activities                (752,923)     2,008,052            (11,938,176)
                                               -----------------------------  ---------------------

Cash flows from financing activities:
   Net proceeds from sale of stock and
     exercise of stock options and warrants        1,247,047        289,227             34,153,806
   Repurchases of outstanding  common stock                -              -                (51,103)
   Dividends paid                                          -              -               (499,535)
   Proceeds from short-term borrowings                     -              -              1,704,964
                                               -----------------------------  ---------------------
    Net cash provided by financing activities      1,247,047        289,227             35,308,132
                                               -----------------------------  ---------------------

        (Decrease) increase in cash and cash
                equivalents                         (421,897)     1,415,352              1,282,234

Cash and cash equivalents at beginning of period   1,704,131        202,335                      -
                                               -----------------------------  ---------------------

Cash and cash equivalents at end of period       $ 1,282,234    $ 1,617,687        $     1,282,234
                                               =============================  =====================

   Cash paid for interest                        $    -         $    -             $       171,473
                                               =============================  =====================

   Supplemental disclosure of non-cash
        activities:
   Conversion of debt to common stock            $    -         $    -             $     1,704,964
                                               =============================  =====================
   Common stock issued for preferred stock
        dividends                                $    -         $    -             $       999,070
                                               =============================  =====================
   Conversion of preferred stock to
        common stock                             $    -         $    -             $        24,167
                                               =============================  =====================
   Common stock issued as compensation
     for stock sale                              $    -         $    -             $       510,000
                                               =============================  =====================



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

Note 2: Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2006 and 2005 and cumulative from inception (August 5, 1988) to March 31, 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, which are contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Note 3: Research and Development Costs

Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred.

Note 4: Stockholders' Equity

During the three months ended March 31, 2006, the Company received net proceeds of $1,247,047 as 91,440 of the March 2004 Warrants were exercised and 349,573 of the November 2004 Warrants were exercised for which it has issued shares of its common stock.

The following table sets forth changes in stockholders' equity during the three months ended March 31, 2006:


                                    Common Stock, $0.01 Par Value                         Deficit Accumulated
                                       Issued and Outstanding              Additional           During
                                       ----------------------
                                    No. of shares           Amount       Paid in Capital    Development Stage        Total
                                    ------------            ------       ---------------    ----------------         -----

Balance at December 31, 2005          18,849,653           $188,497        $38,244,566       $(25,835,167)        $12,597,896

Issuance of common stock in
  connection with the exercise
  of 2004 Warrants                       441,013              4,410          1,242,637                              1,247,047
Vesting of stock options                      -                  -             505,282                 -              505,282
Net loss for three months ended
  March 31, 2006                                                                               (1,184,138)         (1,184,138)
                                      ----------           --------        -----------        ------------        ------------
Balance at March 31, 2006             19,290,666           $192,907        $39,992,485       $(27,019,305)        $13,166,087
                                      ==========           ========        ===========       =============        ============

Note 5: Stock Option Plan

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company also followed the disclosure requirements of SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Effective January 1, 2006, the Company adopted the modified prospective approach and accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company will expense its share-based compensation for share based payments granted after January 1, 2006 under the ratable method, which treats each vesting tranche as if it were an individual grant. Adoption of this standard had no significant impact on the Company's financial condition or results of operations.

The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of our common stock at the date of the grant. The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of our stock over the option's expected term, the risk-free interest rate over the option's expected term, and our expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. There have been no share-based payments granted in 2006.

The required adoption of SFAS No. 123R as of January 1, 2006 is expected to significantly increase compensation expense for future grants. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants and awards. In addition, costs related to accounting and valuation services of stock options currently outstanding in accordance with SFAS No. 123R would have been cost prohibitive to the Company if the Company had not adopted certain measures. Based on these considerations and after discussion of applicable accounting literature, the Compensation Committee of the Board of Directors approved accelerating the vesting of all unvested stock options effective January 1, 2006. Unvested options having exercise prices of $2.78 and $3.59 per share, representing the right to purchase a total of approximately 1 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting resulted in the recognition of non cash compensation expense of $505,282 on January 1, 2006 which is included in general and administrative expenses and research and development costs in the statements of operations.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. There were no share-based grants during the three-month period ended March 31, 2005. Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the three months ended March 31, 2005 would have been increased to the pro forma amounts indicated as follows:


 Net loss, as reported               $  (915,327)
 Stock-based employee
   compensation expense  included
   in net loss, net of related
   tax effects                                 0
 Stock-based employee
   compensation determined under
   the fair value based method,
   net of related tax effects
                                         (17,618)
                                       -------------
 Pro forma net loss                      (932,945)
                                       =============
 Loss per share (basic and diluted):
  As reported                         $   (0.06)
  Pro forma                               (0.06)

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

The Company's Incentive and Non-Incentive Stock Option Plans were approved and became effective on November 1, 1992. During 2000, 2001 and 2004, respectively, the 2000 and 2001 Stock Option Plans and the

2004 Stock Incentive Plan, became effective. Options granted under the Plans vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. All outstanding options are fully vested. Stock option activity for the three-month period ended March 31, 2006 is as follows:


                                                                        The Plans
                                         --------------------------------------------------------------------
                                                              Exercise         Weighted          Weighted
                                                                Price          Average            Average
                                            Stock                Per           Exercise        Remaining Life
                                           Options              Share           Price             (Years)
                                         -----------        -------------      -------         --------------

     Outstanding at December 31, 2005     1,385,800         $0.71 - $3.59       $2.51             4.17

     Granted                                      0
     Expired                                      0
     Exercised                                    0
                                          ---------

     Outstanding at March 31, 2006        1,385,800         $.71 - $3.59        $2.51             3.92
                                          =========


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

During 2004, we commenced a Phase III clinical trial study of the Delcath drug delivery system for inoperable cancer in the liver using doxorubicin. We are currently recruiting additional sites worldwide.

In 2005, we started enrolling and treating patients in a Phase III protocol for the study of the Delcath drug delivery system for inoperable cancer in the liver using melphalan.

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

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company believes its capital resources are adequate to fund operations for at least the next twelve months but anticipates that it will require additional working capital after 2007 or earlier if new studies or trials are initiated. There can be no assurance that such working capital will be available on acceptable terms, if at all.

During the three months ended March 31, 2006, the Company had exercises of previously issued warrants. Please see Note 4 to the March 31, 2006 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of share issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase III clinical trial at National Cancer Institute using melphalan.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies or modified the application of existing policies during the three months ended March 31, 2006.

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


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

          None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 9, 2006, the Company sold an aggregate of 319,570 shares of its Common Stock upon exercise of 41,494 of then outstanding Warrants to Purchase Shares of Common Stock dated March 19, 2004 and 278,076 of then outstanding Warrants to Purchase Shares of Common Stock dated November 24, 2004. The Company received an aggregate of $897,948 upon such exercises. On February 1, 2006, the Company sold an aggregate of 65,674 shares of its Common Stock upon exercise of 29,926 of then outstanding Warrants to Purchase Shares of Common Stock dated March 19, 2004 and 35,748 of then outstanding Warrants to Purchase Shares of Common Stock dated November 24, 2004. The Company received an aggregate of $189,457 upon such exercises. On February 21, 2006, the Company sold an aggregate of 55,769 shares of its Common Stock upon exercise of 20,020 of then outstanding Warrants to Purchase Shares of Common Stock dated March 19, 2004 and 35,749 of then outstanding Warrants to Purchase Shares of Common Stock dated November 24, 2004. The Company received an aggregate of $159,642 upon such exercises. The Company claims an exemption from registration of the offer and sale of the shares of Common Stock issued upon exercise of these Warrants under Rule 506 under the Securities Act of 1933 on the basis that each of the purchasers is an accredited investor.

No underwriter was involved in the exercise of these Warrants, and the Company paid no underwriting discount or commission in connection therewith. Proceeds from the sale of securities will be used to fund current and future operations.

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



                                               DELCATH SYSTEMS, INC.
                                               (Registrant)


May  15, 2006                                  /s/ PAUL M. FEINSTEIN
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