Form 10QSB
period 2006-06-30
DELCATH SYSTEMS INC
filed 2006-08-14
CIK 872912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2006

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                               06-1245881
        ----------------------------           --------------------------
        (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)             Identification No.)

                1100 Summer Street, 3rd Floor, Stamford, CT 06905
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 323-8668
            --------------------------------------------------------
                           (Issuer's Telephone Number)

                                       N/A
       -------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

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

As of August 7, 2006, 19,889,039 shares of the Issuer's common stock, $0.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                     Page No.
                                                                     --------

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Condensed Balance Sheet - June 30, 2006                                    3

Condensed Statements of Operations for the Three and Six Months Ended      4
     June  30, 2006 and 2005 and Cumulative from Inception
     (August 5, 1988) to June 30, 2006

Condensed Statements of Cash Flows for the Six Months Ended                5
     June 30, 2006 and 2005 and Cumulative from Inception
     (August 5, 1988) to June 30, 2006

Notes to Condensed Financial Statements                                    6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                 9

Item 3.  Controls and Procedures                                          11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 2.  Unregistered Sales of Equity Securities                          12

Item 3.  Defaults Upon Senior Securities                                  12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5.  Other Information                                                13

Item 6.  Exhibits                                                         13

Signatures                                                                14

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)
                                 June 30, 2006


                                                                 June 30,
                          Assets                                  2006
                                                            ----------------

Current assets:
    Cash and cash equivalents                             $     6,512,798
    Certificates of deposit                                     7,291,000
    Interest receivable                                           181,449
    Prepaid insurance                                              34,917
                                                            ----------------
                       Total current assets                    14,020,164

Furniture and fixtures, net                                         5,411
                                                            ----------------

                       Total assets                       $    14,025,575
                                                            ================

          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                 $       888,972
                                                            ----------------
                       Total current liabilities                  888,972
                                                            ----------------


Stockholders' equity
    Common stock, $0.01 par value, 70,000,000
        shares authorized                                        197,415
    Additional paid-in capital                                41,524,212
    Deficit accumulated during development stage             (28,585,024)
                                                           ----------------

                    Total stockholders' equity                13,136,603
                                                           ----------------

                    Total liabilities and stockholders'
                       equity                             $   14,025,575
                                                           ================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                                      Cumulative
                                                                                                                    From Inception
                                                 Three Months Ended                     Six Months Ended           (August 5, 1988)
                                                      June 30,                             June 30,                       to
                                                2006              2005               2006           2005             June 30, 2006
                                          ----------------------------------     --------------------------        ----------------
Costs and expenses:

   General and administrative expenses
     (Includes $166,743 stock option com-
       pensation expense in 2006 - See Note 5) $  1,090,967  $   292,145    $     1,652,517   $    707,403       $     10,091,722
   Research and development costs
     (Includes $338,539 stock option com-
       pensation expense in 2006 - See Note 5)      635,217      382,806          1,401,857        934,167             18,461,337
                                               -------------  ------------     --------------  -------------       ----------------

     Total costs and expenses                     1,726,184      674,951          3,054,374      1,641,570             28,553,059
                                               -------------  ------------     --------------  -------------       ----------------

     Operating loss                              (1,726,184)    (674,951)       (3,054,374)     (1,641,570)           (28,553,059)

Other income (expense):
   Interest income                                  160,465       49,867            304,517        101,159              1,638,113
   Interest expense                                     -            -                  -              -                 (171,473)
                                               -------------  ------------     --------------  -------------       ----------------

     Net loss                                 $   (1,565,719)$  (625,0$4)    $  (2,749,857)   $ (1,540,411)      $    (27,086,419)
                                               =============  ============     ==============  =============       ================

Common share data:
   Basic and diluted loss
     per share                                $       (0.08) $     (0.04)          $  (0.14)   %     (0.10)
                                               =============  ============     ==============  =============

   Weighted average number
     of shares of common
     stock outstanding                           19,633,405   15,491,060         19,418,425      15,424,912
                                               =============  ============     ==============  ==============


See accompanying notes to condensed financial statements

            DELCATH SYSTEMS, INC.

        (A Development Stage Company)

      Condensed Statements of Cash Flows

                 (Unaudited)

                                                                                          Cumulative
                                                          Six Months Ended              from inception
                                                             June 30,                   (August 5, 1988)
                                                         2006           2005            to June 30, 2006
                                                      --------------------------         ----------------

Cash flows from operating activities:
   Net loss                                         $ (2,749,857)  $ (1,540,411)     $     (27,086,419)
   Adjustments to reconcile net
     loss to net cash used in operating activities
     Stock option compensation expense                   505,282              -              3,038,944
     Stock and warrant compensation expense
      issued for consulting services                           -              -                339,711
     Depreciation expense                                  2,143           3,030                39,887
     Amortization of organization costs                        -              -                 42,165
   Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses              (8,000)         28,538               (34,917)
     Increase in interest receivable                     (89,875)        (50,048)             (181,449)
     Increase (decrease) in accounts
      payable and accrued expenses                       558,902        (134,298)              888,972
                                                      --------------------------         ----------------
       Net cash used in operating activities          (1,781,405)     (1,693,189)          (22,953,106)
                                                      --------------------------         ----------------
Cash flows from investing activities:
   Purchase of furniture and fixtures                          -               -               (45,298)
   Purchase of short-term investments                 (1,800,000)     (1,047,077)          (23,867,494)
   Proceeds from maturities of short-term investments  5,606,790       3,055,129            16,576,494
   Organization costs                                          -               -               (42,165)
                                                      --------------------------         ----------------
          Net cash provided by (used in)
                investing activities                   3,806,790       2,008,052            (7,378,463)
                                                      --------------------------         ----------------
Cash flows from financing activities:
   Net proceeds from sale of stock and
     exercise of stock options and warrants            2,783,282         313,399            35,690,041
   Repurchases of outstanding common stock                     -               -               (51,103)
   Dividends paid                                              -               -              (499,535)
   Proceeds from short-term borrowings                         -               -             1,704,964
                                                      --------------------------         ----------------
              Net cash provided by
                financing activities                   2,783,282         313,399            36,844,367
                                                      --------------------------         ----------------
      Increase in cash and cash equivalents            4,808,667         628,262             6,512,798

Cash and cash equivalents at beginning of period       1,704,131         202,335                     -
                                                      --------------------------         ----------------
Cash and cash equivalents at end of period           $ 6,512,798   $     830,597     $       6,512,798
                                                      ==========================         ================

   Cash paid for interest                            $         -   $           -     $         171,473
                                                      ==========================         ================

   Supplemental disclosure of non-cash activities:

   Conversion of debt to common stock                $         -   $           -     $       1,704,964
                                                      ==========================         ================
   Common stock issued for preferred stock dividends $         -   $           -     $         999,070
                                                      ==========================         ================
   Conversion of preferred stock to common stock     $         -   $           -     $          24,167
                                                      ==========================         ================
   Common stock issued as compensation
     for stock sale                                  $         -   $           -     $         510,000
                                                      ==========================         ================


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

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2006 and 2005 and cumulative from inception (August 5, 1988) to June 30, 2006.

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

Note 4: Stockholders' Equity

During the six months ended June 30, 2006, the Company received net proceeds of $6,388 ($1.022 per share) upon the exercise of 1,250 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the 2003 public offering. In addition, 6,250 Representative's Common Stock Warrants were exercised and net proceeds of $8,000 ($1.28 per share) were received with an additional 6,250 shares of common stock being issued.

The Company received a net amount of $10,300 upon the exercise of 10,000 in stock options during the six months ended June 30, 2006. All were exercised at a price of $1.03 per share.

During the six months ended June 30, 2006, the Company received net proceeds of $2,758,594 as 143,308 of the March 2004 Warrants were exercised, 349,573 of the November 2004 Warrants were exercised, and 376,507 of the November 2005 Warrants were exercised for which it has issued shares of its common stock.

The following table sets forth changes in stockholders' equity during the six months ended June 30, 2006:


                                         Common Stock, $0.01 Par Value                       Deficit Accumulated
                                            Issued and Outstanding            Additional           During
                                        -------------------------------
                                        No. of shares            Amount     Paid in Capital   Development Stage      Total
                                        -------------            ------     --------------    -----------------      -----

Balance at December 31, 2005             18,849,653            $188,497      $38,244,566        $(25,835,167)    $12,597,896

Issuance of common stock in
  connection with the exercise of
  2003 Representative's Unit
  Purchase Warrants                           6,250                   62            6,326              --              6,388
Issuance of common stock in
  connection with the exercise of
  Representative's Common Stock
  Warrants                                    6,250                   62            7,938              --              8,000
Issuance of common stock in
  connection with the exercise of
  stock options                              10,000                  100           10,200              --             10,300
Issuance of common stock in
  connection with the exercise of
  2004 and 2005 Warrants                    869,388                8,694         2,749,90               --         2,758,594
Vesting of stock options                        --                   --           505,282               --           505,282
Net loss for six months ended
        June 30, 2006                                                                             (2,749,857)     (2,749,857)
                                         ----------             --------      -----------       -------------     -----------
Balance at June 30, 2006                 19,741,541             $197,415      $41,524,212       $(28,585,024)    $13,136,603
                                         ==========             ========      ===========       =============    ============

Note 5: Stock Option Plan

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company also followed the disclosure requirements of SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Effective January 1, 2006, the Company adopted the modified prospective approach and accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company will expense its share-based compensation for share based payments granted after January 1, 2006 under the ratable method, which treats each vesting tranche as if it were an individual grant. Adoption of this standard did not have a significant impact on the Company's financial condition or results of operations.

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

The required adoption of SFAS No. 123R as of January 1, 2006 is expected to significantly increase compensation expense for future grants. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants and awards. In addition, costs related to accounting and valuation services of stock options currently outstanding in accordance with SFAS No. 123R would have been cost prohibitive to the Company if the Company had not adopted certain measures. Based on these considerations and after discussion of applicable accounting literature, the Compensation Committee of the Board of Directors approved accelerating the vesting of all unvested stock options effective January 1, 2006. Unvested options having exercise prices of $2.78 and $3.59 per share, representing the right to purchase a total of approximately 1 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting resulted in the recognition of a non cash compensation expense of $505,282 on January 1, 2006 which is included in general and administrative expenses and research and development costs in the statements of operations.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. There were no share-based grants during the six month period ended June 30, 2005. Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the six months ended June 30, 2005 would have been increased to the pro forma amounts indicated as follows:

 Net loss, as reported              $  (1,540,411)
 Stock-based employee
   compensation expense  included
   in net loss, net of related
   tax effects                            0
 Stock-based employee
   compensation determined under
   the fair value based method,
   net of related tax effects             (35,235)
                                      ------------
  Pro forma net loss                $  (1,575,646)
                                      ============
 Loss per share (basic and diluted):
  As reported                       $     (0.10)
  Pro forma                               (0.10)

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

The Company's Incentive and Non-Incentive Stock Option Plans were approved and became effective on November 1, 1992. During 2000, 2001 and 2004, respectively, the 2000 and 2001 Stock Option Plans and the 2004 Stock Incentive Plan, became effective. Options granted under the Plans vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. All outstanding options are fully vested. Stock option activity for the six month period ended June 30, 2006 is as follows:


                                                                                  The Plans
                                               ------------------------------------------------------------------------
                                                                    Exercise         Weighted             Weighted
                                                                     Price            Average              Average
                                                Stock                Per             Exercise           Remaining Life
                                               Options              Share             Price               (Years)
                                               ------               -----             -----               -------
     Outstanding at December 31, 2005        1,385,800            $0.71 - $3.59         $2.51              4.17

     Granted                                      0
     Expired                                      0
     Exercised                                  10,000            $1.03                 $1.03
                                             ---------

     Outstanding at June 30, 2006            1,375,800            $0.71 - $3.59         $2.52              3.69
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

During 2001, the Company initiated a Phase I clinical study at The National Cancer Institute of the Delcath system for isolated liver perfusion using the chemotherapeutic agent, melphalan. The Phase I trial marked an expansion in the potential labeled usage beyond doxorubicin, the chemotherapeutic agent used in our initial clinical trials. Enrollment of new patients in the Phase I trial was completed in 2003.

During 2004, we commenced a Phase III clinical trial study of the Delcath drug delivery system for inoperable cancer in the liver using doxorubicin. We are currently recruiting sites worldwide.

During 2005, we commenced a Phase II multiple histology study of the Delcath drug delivery system for cancers related to the colon, breast, and lymph nodes using melphalan and patients are being enrolled and treated.

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

Liquidity and Capital Resources

We expect our available funds to be sufficient for our anticipated needs for working capital and capital expenditures through 2007 provided no studies using new agents or treating new organs are initiated or a substantial increase in sites for the Phase III human clinicals occurs. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company is projecting the hiring of one additional employee.

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

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of its ever achieving consistent profitability. The Company believes its capital resources are adequate to fund operations for at least the next twelve months but anticipates that it will require additional working capital after 2007 or earlier if new studies or trials are initiated or, again, if a substantial increase in sites for the Phase III human clinicals occurs. There can be no assurance that such working capital will be available on acceptable terms, if at all.

During the six months ended June 30, 2006, the Company had exercises of previously issued options and warrants. Please see Note 4 to the June 30, 2006 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of share issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase III clinical trial at The National Cancer Institute using melphalan.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies or modified the application of existing policies during the six months ended June 30, 2006.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     On August 4, 2006, the Company instituted a lawsuit against Robert Ladd, Laddcap Value Associates LLC and Laddcap Value Partners LP (collectively, the "Ladd Defendants") in the U.S. District Court for the District of Columbia. The lawsuit alleges that the Ladd Defendants have made a series of material misstatements and omissions in violation of the Securities Exchange Act of 1934 in its 13D filings, Valuation Proxy Solicitation and Schedule 14A Preliminary Proxy Statement for their proposed consent solicitation seeking to replace the Company's Board of Directors. The principal relief sought by the Company is an order: (a) enjoining its proposed consent solicitation until after a trial can be held on the merits; (b) mandating that the Ladd Defendants publicly correct their misstatements and omissions following a trial on the merits; and (c) prohibiting the Ladd Defendants from making any further misstatements and omissions.

     In addition, on August 4, 2006, the Company instituted a lawsuit against Jonathan Foltz by filing a complaint in the State of Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford. The complaint alleges that Mr. Foltz, the former Director of Operations of Delcath, has misappropriated various Delcath trade secrets and other proprietary information and has wrongly shared such protected information with various Laddcap investment vehicles and has also used the information for his own personal gain. The complaint alleges that Mr. Foltz violated the Uniform Trade Secrets Act and the Unfair Trade Practices Act of Connecticut. The relief sought by the Company includes a temporary and permanent injunction, money damages, including punitive damages, and attorney's fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In April 2006, the Company issued an aggregate of 376,507 shares of its Common Stock upon exercise of then outstanding Warrants to Purchase Shares of Common Stock dated November 27, 2005. The Company received an aggregate of $1,355,425 upon such exercises. On May 30, 2006, the Company issued an aggregate of 51,868 shares of its Common Stock upon exercise of then outstanding Warrants to Purchase Shares of Common Stock dated March 19, 2004. The Company received an aggregate of $156,123 upon such exercises. The Company claims an exemption from registration of the offer and sale of the shares of Common Stock issued upon exercise of these Warrants under Rule 506 under the Securities Act of 1933 on the basis that each of the purchasers is an accredited investor.

No underwriter was involved in the exercise of these Warrants, and the Company paid no underwriting discount or commission in connection therewith. Proceeds from the sale of securities will be used to fund current and future operations.


Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On June 13, 2006, the Company held its 2006 Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of two Class III directors of the Company to hold office until the Annual Meeting of Stockholders in 2009 and until their successors are duly elected and qualified. They also voted on a resolution proposed by a stockholder that recommended that the Company's Board of Directors retain the services of a nationally recognized investment banking and/or merger advisory firm with expertise in the medical device industry to assist the Company in exploring a potential sale to or a business combination with a third party to maximize stockholders value.

The stockholders voted 10,437,498 shares in favor of electing Mark Corigliano to serve as a Class III director and withheld authority to vote 7,507,395 shares. The stockholders voted 10,408,998 shares in favor of electing Victor Nevins to serve as a Class III director and withheld authority to vote 7,535,895 shares. The term of office of Daniel Isdaner as a Class I director will continue until the Annual Meeting of Stockholders in 2007. The term of office of each of M. S. Koly and Samuel Herschkowitz, M.D. as Class II directors will continue until the Annual Meeting of Stockholders in 2008. Votes for the stockholder resolution were 7,725,767, votes against the resolution were 4,991,779, and votes abstaining were 283,465.

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



                                           DELCATH SYSTEMS, INC.
                                           (Registrant)


August 14, 2006                              /s/ PAUL M. FEINSTEIN
                                           ------------------------------------
                                           Paul M. Feinstein
                                           Chief Financial Officer (on behalf of
                                           the registrant and as the principal
                                           financial and accounting officer of
                                           the registrant)

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