Form 10QSB
period 2006-09-30
DELCATH SYSTEMS INC
filed 2006-11-14
CIK 872912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ____________ to ____________

                        Commission file number: 001-16133

                              DELCATH SYSTEMS, INC.
     ------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Delaware                                06-1245881
     ---------------------------------------           ------------------
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

                                       N/A
     ------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

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

As of November 6, 2006, 20,660,763 shares of the Issuer's common stock, $0.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              DELCATH SYSTEMS, INC.

                                      Index


                                                                        Page No.
                                                                        --------

Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Condensed Balance Sheet - September 30, 2006                                  3

Condensed Statements of Operations for the Three and Nine Months
      Ended September  30, 2006 and 2005 and Cumulative from
      Inception (August 5, 1988) to September 30, 2006                        4

Condensed Statements of Cash Flows for the Nine Months Ended
     September 30, 2006 and 2005 and Cumulative from Inception
     (August 5, 1988) to September 30, 2006                                   5

Notes to Condensed Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                   10

Item 3.  Controls and Procedures                                             11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                            13

Item 3.  Defaults Upon Senior Securities                                     13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

Item 5.  Other Information                                                   13

Item 6.  Exhibits                                                            13

Signatures                                                                   14

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet

                                   (Unaudited)
                               September 30, 2006


                                                              September 30,
                         Assets                                   2006
                                                          ---------------------

Current assets:
    Cash and cash equivalents                           $          7,113,000
    Cash held in trust                                             3,016,247
    Certificates of deposit                                        2,378,454
    Prepaid insurance                                                 26,417
                                                          ---------------------
                       Total current assets                       12,534,118

Furniture and fixtures, net                                            4,551
                                                          ---------------------

                       Total assets                     $         12,538,669
                                                          =====================

         Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses               $          1,775,310
                                                          ---------------------
                       Total current liabilities                   1,775,310
                                                          ---------------------

Contingencies (Note 6)                                             -
Stockholders' equity
    Common stock, $0.01 par value, 70,000,000
        shares authorized                                            205,367
    Additional paid-in capital                                    43,831,534
    Deficit accumulated during development stage                 (33,273,542)
                                                          ---------------------

                    Total stockholders' equity                    10,763,359
                                                          ---------------------

                    Total liabilities and stockholders'
                       equity                           $         12,538,669
                                                          =====================



See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                                Cumulative
                                                                                                               From Inception
                                                 Three Months Ended               Nine Months Ended           (August 5, 1988)
                                                   September 30,                    September 30,                   to
                                                2006          2005               2006             2005      September 30, 2006
                                          ---------------------------    -------------------------------   --------------------
Costs and expenses:

General and administrative expenses     $  4,400,910   $     309,820    $   6,053,427   $    1,017,223     $     14,492,632
Research and development costs               466,207         395,332        1,868,064        1,329,499           18,927,544
                                          -----------  ---------------   -------------   --------------      ----------------

     Total costs and expenses              4,867,117         705,152        7,921,491        2,346,722           33,420,176
                                          -----------  ---------------   -------------   --------------      ----------------

     Operating loss                       (4,867,117)       (705,152)      (7,921,491)      (2,346,722)         (33,420,176)

Other income (expense):
   Interest income                           178,599          61,399          483,116          162,558            1,816,712
   Interest expense                            -               -                -                -                 (171,473)
                                          -----------  --------------    -------------  ---------------      ----------------

     Net loss                           $ (4,688,518)  $    (643,753)   $  (7,438,375) $    (2,184,164)         (31,774,937)
                                          ===========  ==============    =============  ===============      ================

Common share data:
   Basic and diluted loss
     per share                          $      (0.23)  $       (0.04)   $       (0.38) $        (0.14)
                                          ===========  ==============    =============  ==============

   Weighted average number
     of shares of common
     stock outstanding                    20,131,471      16,143,367       19,658,719      15,667,028
                                          ===========  ==============    =============  ===============


See accompanying notes to condensed financial statements

                              DELCATH SYSTEMS, INC.

                          (A Development Stage Company)

                       Condensed Statements of Cash Flows

                                   (Unaudited)

                                                                                   Cumulative
                                                     Nine Months Ended           from inception
                                                       September 30,             (August 5, 1988)
                                                    2006           2005        to September 30, 2006
                                               ------------------------------  --------------------
Cash flows from operating activities:
   Net loss                                      $ (7,438,375)  $ (2,184,164)   $      (31,774,937)
   Adjustments to reconcile net
     loss to net cash used in operating
      activities
     Stock option compensation expense                505,282          8,270             3,038,944
     Stock and warrant compensation expense
      issued for consulting services                        -        103,425               339,711
     Depreciation expense                               3,003          4,544                40,747
     Amortization of organization costs                     -              -                42,165
   Changes in assets and liabilities:
     Decrease (increase) in prepaid expenses              500         45,646               (26,417)
     Decrease (increase) in interest receivable        91,574       (102,918)                    0
     Increase (decrease) in accounts
      payable and accrued expenses                  1,445,240       (342,407)            1,775,310
                                               ------------------------------  --------------------
       Net cash used in operating activities       (5,392,776)    (2,467,604)          (26,564,477)
                                               ------------------------------  --------------------

Cash flows from investing activities:
   Purchase of furniture and fixtures                       -              -               (45,298)
   Purchase of short-term investments              (5,394,701)    (3,047,077)          (27,462,195)
   Proceeds from maturities of short-term
     investments                                   11,097,790      3,055,129            22,067,494
   Organization costs                                       -              -               (42,165)
                                               ------------------------------  --------------------
          Net cash provided by (used in)
                investing activities                5,703,089          8,052            (5,482,164)
                                               ------------------------------  --------------------

Cash flows from financing activities:
   Net proceeds from sale of stock and
     exercise of stock options and warrants         5,098,556      3,119,651            38,005,315
   Repurchases of outstanding common stock                  -              -               (51,103)
   Dividends paid                                           -              -              (499,535)
   Proceeds from short-term borrowings                      -              -             1,704,964
                                               ------------------------------  --------------------
              Net cash provided by
              financing activities                  5,098,556      3,119,651            39,159,641
                                               ------------------------------  --------------------

      Increase in cash and cash equivalents         5,408,869        660,099             7,113,000

Cash and cash equivalents at beginning of
    period                                          1,704,131        202,335                     -
                                               ------------------------------  --------------------

Cash and cash equivalents at end of period       $  7,113,000    $   862,434    $        7,113,000
                                               ==============================  ====================

   Cash paid for interest                        $         -     $       -      $          171,473
                                               ==============================  ====================

   Supplemental disclosure of non-cash
      activities:
   Conversion of debt to common stock            $        -      $       -      $        1,704,964
                                               ==============================  ====================
   Common stock issued for preferred stock
      dividends                                  $        -      $       -      $          999,070
                                               ==============================  ====================
   Conversion of preferred stock to common
      stock                                      $         -     $       -      $           24,167
                                               ==============================  ====================
   Common stock issued as compensation
     for stock sale                              $         -     $       -      $          510,000
                                               ==============================  ====================

See accompanying notes to condensed financial statements

                              Delcath Systems, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements

Note 1: Description of Business

Delcath Systems, Inc. (the "Company") is a development stage company which was founded in 1988 for the purpose of developing and marketing a proprietary drug delivery system capable of introducing, and removing, high dose chemotherapy agents to a diseased organ while greatly inhibiting their entry into the general circulation system. It is hoped that the procedure will result in a meaningful treatment for cancer. In November 1989, the Company was granted an IDE (Investigational Device Exemption) and an IND (Investigational New Drug) for its product by the United States Food and Drug Administration (the "FDA"). The Company is seeking to complete clinical trials in order to obtain separate FDA pre-market approvals for the use of its delivery system using doxorubicin and melphalan, chemotherapeutic agents, to treat malignant melanoma that has spread to the liver.

Note 2: Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2006 and 2005 and cumulative from inception (August 5, 1988) to September 30, 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, which are contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. " Note

3: Costs and Expenses

Research and Development Costs

Research and development costs include the costs of materials, personnel, outside services and applicable indirect costs incurred in development of the Company's proprietary drug delivery system. All such costs are charged to expense when incurred. Research and development costs and expenses includes $338,539 and $-0- of stock option compensation expense for the nine-months ended September 30, 2006 and 2005, respectively. (See Note 5).

General and Administrative Expenses

General and administrative expenses include the Company's general and administrative operating expenses. Included in these expenses are $166,743 and $-0- of stock option compensation expense for the nine-months ended September 30, 2006 and 2005, respectively. (See Note 5). Also included in general and administrative expenses are approximately $3.9 million of legal and other costs incurred in connection with the consent solicitation during the quarter ended September 30, 2006.

Note 4: Stockholders' Equity

During the nine months ended September 30, 2006, the Company received net proceeds of $6,388 ($1.022 per share) upon the exercise of 1,250 of the Representative Unit Purchase Warrants that were issued to underwriters as part of the Company's public offering In 2003. In addition, 6,250 Representative's Common Stock Warrants were exercised and net proceeds of $8,000 ($1.28 per share) were received with an additional 6,250 shares of common stock being issued.

The Company received a net amount of $204,900 upon the exercise of stock options for 80,000 shares during the nine months ended September 30, 2006. Of those options, 10,000 were exercised at a price of $1.03 per share and 70,000 were exercised at a price of $2.78.

During the nine months ended September 30, 2006, the Company received net proceeds of $4,879,268 as 143,308 of the March 2004 Warrants were exercised, 927,115 of the November 2004 Warrants were exercised, 94,787 of the December 2004 warrants were exercised, and 429,218 of the November 2005 Warrants were exercised for which it has issued shares of its common stock.

The following table sets forth changes in stockholders' equity during the nine months ended September 30, 2006:


                                    Common Stock, $0.01 Par Value
                                       Issued and Outstanding                            Deficit Accumulated
                                    ------------------------------       Additional           During
                                    No. of shares           Amount     Paid in Capital    Development Stage         Total
                                    -------------           ------     --------------     -----------------        -------

Balance at December 31, 2005         18,849,653            $188,497      $38,244,566       $(25,835,167)       $12,597,896

Issuance of common stock in
  connection with the exercise of
  2003 Representative's Unit
  Purchase Warrants                       6,250                  63            6,325             --                  6,388
Issuance of common stock in
  connection with the exercise of
  Representative's Common Stock
  Warrants                                6,250                  63            7,937             --                  8,000
Issuance of common stock in
  connection with the exercise of
  stock options                          80,000                 800          204,100             --                204,900
Issuance of common stock in
  connection with the exercise of
  2004 and 2005 Warrants              1,594,428              15,944        4,863,324             --              4,879,268
Vesting of stock options                    --                  --           505,282             --                505,282
Net loss for nine months ended
       September 30, 2006                                                                    (7,438,375)        (7,438,375)
                                     ----------          -----------     -----------       -------------       ------------
Balance at September 30, 2006        20,536,581             $205,367     $43,831,534       $(33,273,542)       $10,763,359
                                     ==========          ===========     ===========       =============       ============

Note 5: Stock Option Plan

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (SFAS 123R). This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and its related implementation guidance. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders' requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company also followed the disclosure requirements of SFAS 123 as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Effective January 1, 2006, the Company adopted the modified prospective approach and accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company will expense its share-based compensation for share-based payments granted after January 1, 2006 under the ratable method, which treats each vesting tranche as if it were an individual grant. Adoption of this standard did not have a significant impact on the Company's financial condition or results of operations.

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

The required adoption of SFAS No. 123R as of January 1, 2006 is expected to significantly increase compensation expense for future grants. The actual impact on future years will be dependent on a number of factors, including our stock price and the level of future grants and awards. In addition, costs related to accounting and valuation services of stock options currently outstanding in accordance with SFAS No. 123R would have been cost prohibitive to the Company if the Company had not adopted certain measures. Based on these considerations and after discussion of applicable accounting literature, the Compensation Committee of the Board of Directors approved accelerating the vesting of all unvested stock options effective January 1, 2006. Unvested options having exercise prices of $2.78 and $3.59 per share, representing the right to purchase a total of approximately 1 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting resulted in the recognition of a non cash compensation expense of $505,282 on January 1, 2006 which is included in costs and expenses in the statements of operations.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. There were no share-based grants during the nine-month period ended September 30, 2005. Following the methodology of SFAS No. 123 regarding compensation costs based on the fair value for all employee stock option grants, the net loss and net loss per share for the nine months ended September 30, 2005 would have been increased to the pro forma amounts indicated as follows:

 Net loss, as reported                $  (2,184,164)
 Stock-based employee compensation
   expense included in net loss, net
   of related tax effects                      0

Stock-based employee
   compensation determined under
   the fair value based method,
   net of related tax effects             (80,097)
                                       -----------
 Pro forma net loss                  $ (2,264,261)
                                       ===========
  As reported                        $      (0.14)
  Pro forma                                 (0.14)


The Company established an Incentive Stock Option Plan, a Non-Incentive Stock Option Plan, the 2000 Stock Option Plan, the 2001 Stock Option Plan and the 2004 Stock Incentive Plan (collectively, the "Plans") under which stock options, stock appreciation rights, restricted stock, and stock grants may be awarded. A stock option grant allows the holder of the option to purchase a share of the Company's Common Stock in the future at a stated price. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom the options shall be granted as well as the terms and conditions of each option grant, the option price and the duration of each option.

The Company's Incentive and Non-Incentive Stock Option Plans were approved and became effective on November 1, 1992. During 2000, 2001 and 2004, respectively, the 2000 and 2001 Stock Option Plans and the 2004 Stock Incentive Plan, became effective. Options granted under the Plans vest as determined by the Compensation and Stock Option Committee and expire over varying terms, but not more than five years from the date of grant. All outstanding options are fully vested. Stock option activity for the nine-month period ended September 30, 2006 is as follows:

                                                                         The Plans
                                               ----------------------------------------------------------==----
                                                                  Exercise        Weighted        Weighted
                                                                   Price          Average         Average
                                               Stock                Per           Exercise      Remaining Life
                                              Options              Share           Price          (Years)
                                              -------              -----           -----          -------

     Outstanding at December 31, 2005        1,385,800        $0.71 - $3.59        $2.51            4.17

     Granted                                      0
     Expired                                    10,000        $2.78 - $3.59        $3.39
     Exercised                                  80,000        $1.03 - $2.78        $2.56
                                          -------------

     Outstanding at September 30, 2006       1,295,800        $0.71 - $3.59        $2.81            3.40
                                          ============

Note 6: Contingencies

The Company has had in effect since 2003 a plan that was approved by the Compensation and Stock Option Committee providing for payments to certain of its directors and officers in the event of a change in control (as defined) of Delcath occurs. A trust was formed the beneficiaries of which are the persons entitled to receive payments under this plan but no assets were transferred to the trust at that time. During the quarter ended September 30, 2006, the trust was partially funded with approximately $3 million. The assets of the trust are subject to the claims of the Company's general creditors in the event of the Company's insolvency.

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

                                    OVERVIEW

Since our founding in 1988 by a team of physicians, we have been a development stage company engaged primarily in developing and testing the Delcath system for the treatment of liver cancer. A substantial portion of our historical expenses have been for the development of our medical device, the clinical trials of our product, and the pursuit of patents worldwide. We expect to continue to incur significant losses from costs for product development, clinical studies, securing patents, regulatory activities, manufacturing and establishment of a sales and marketing organization without any significant revenues. A detailed description of the cash used to fund historical operations is in the financial statements and the notes thereto. Without an FDA-approved product and commercial sales, we will continue to be dependent upon existing cash and the sale of equity or debt to fund future activities. While the amount of future net losses and time required to reach profitability are uncertain, our ability to generate significant revenue and become profitable will depend on our success in commercializing our device.

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

Liquidity and Capital Resources

We expect our available funds to be sufficient for our anticipated needs for working capital and capital expenditures through 2007 provided no studies using new agents or treating new organs are initiated or a substantial increase in sites for the Phase III human clinical trials occurs. The Company is not projecting any capital expenditures that will significantly affect the Company's liquidity during the next 12 months. The Company is projecting the hiring of one additional employee.

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

The Company's future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance of its ever achieving profitability. The Company believes its capital resources are adequate to fund operations for at least the next twelve months but anticipates that it will require additional working capital after 2007 or earlier if new studies or trials are initiated or, again, if a substantial increase in sites for the Phase III human clinical trials occurs. There can be no assurance that such working capital will be available on acceptable terms, if at all.

During the nine months ended September 30, 2006, the Company had exercises of previously issued options and warrants. Please see Note 4 to the September 30, 2006 Condensed Financial Statements included in Part I of this filing and incorporated herein by reference for a complete description of share issuances together with receipt of proceeds. We plan to use the net proceeds to fund, in part, the Phase III clinical trial using doxorubicin and the Phase III clinical trial at The National Cancer Institute using melphalan.

Application of Critical Accounting Policies

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Note 1 to the Company's financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission. The Company has not adopted any significant new accounting policies or modified the application of existing policies during the nine months ended September 30, 2006.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended September 30, 2006, the Company commenced two new lawsuits.

On August 4, 2006, the Company instituted a lawsuit against Robert Ladd, Laddcap Value Associates LLC and Laddcap Value Partners LP (collectively, the "Ladd Defendants") in the U.S. District Court for the District of Columbia. The lawsuit alleged that the Ladd Defendants had made a series of material misstatements and omissions in violation of the Securities Exchange Act of 1934 in its 13D filings, Valuation Proxy Solicitation and Schedule 14A Preliminary Proxy Statement for their proposed consent solicitation seeking to replace the Company's Board of Directors. The principal relief sought by the Company was an order: (a) enjoining the Ladd Defendants proposed consent solicitation until after a trial can be held on the merits; (b) mandating that the Ladd Defendants publicly correct their misstatements and omissions following a trial on the merits; and (c) prohibiting the Ladd Defendants from making any further misstatements and omissions.

On October 8, 2006, the Company entered into a Settlement Agreement resolving all issues outstanding with the Ladd Defendants. The agreement provides for the immediate appointment of Mr. Robert B. Ladd, 48, Principal of Laddcap Value Partners, to the Delcath Board of Directors and one additional independent director to be mutually agreed upon by Laddcap and the Company. The Company issued 100,000 shares of common stock to Laddcap as partial reimbursement for its expenses associated with the Consent Solicitation. As part of the agreement, Laddcap is also permitted to increase its ownership in Delcath up to a maximum of 14.9% of Delcath's total outstanding common stock by purchasing additional shares of Delcath common stock directly and only from Delcath for a cash price equal to the 10 trading day average of the closing price of Delcath stock prior to the time that an additional purchase is made.

In conjunction with the resolution, Delcath has agreed to terminate its lawsuit against the Ladd Defendants relating to its claims under Sections 13(d) and 14(a) of the Securities Exchange Act of 1934 and Laddcap has agreed to end its attempt to remove the Delcath Board of Directors.

In addition, on August 4, 2006, the Company instituted a lawsuit against Jonathan Foltz by filing a complaint in the State of Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford. The complaint alleges that Mr. Foltz, the former Director of Operations of Delcath, has misappropriated various Delcath trade secrets and other proprietary information and has wrongly shared such protected information with other parties and has also used the information for his own personal gain. The complaint alleges that Mr. Foltz violated the Uniform Trade Secrets Act and the Unfair Trade Practices Act of Connecticut. The relief sought by the Company includes a temporary and permanent injunction, money damages, including punitive damages, and attorney's fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2006, the Company issued an aggregate of 52,711 shares of its Common Stock upon exercise of then outstanding Warrants to Purchase Shares of Common Stock dated November 27, 2005. The Company received an aggregate of $206,100 upon such exercises. On July 27, 2006, the Company issued an aggregate of 94,787 shares of its Common Stock upon exercise of then outstanding Warrants to Purchase Shares of Common Stock dated December 8, 2004. The Company received an aggregate of $309,006 upon such exercises. In August 2006, the Company issued an aggregate of 577,542 shares of its Common Stock upon exercise of then outstanding Warrants to Purchase Shares of Common Stock dated November 24, 2004. The Company received an aggregate of $1,606,567 upon such exercises. The Company claims an exemption from registration of the offer and sale of the shares of Common Stock issued upon exercise of these Warrants under Rule 506 under the Securities Act of 1933 on the basis that each of the purchasers is an accredited investor.

No underwriter was involved in the exercise of these Warrants, and the Company paid no underwriting discount or commission in connection therewith. Proceeds from the sale of securities will be used to fund current and future operations.

Item 3. Defaults Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2006, the Ladd Defendants commenced a solicitation of consents from the Company's stockholders seeking to remove all of the Company's directors and replacing them with nominees selected by the Ladd Defendants. The consent solicitation was terminated when the Company and the Ladd Defendants entered into a Settlement Agreement described herein under "Legal Proceedings." In addition, see the second paragraph of Note 3 to the Notes to Condensed Financial Statements included in Part I.

Item 5. Other Information

The information included in Item 2 of this report is incorporated by reference into this Item 5.

There has been no material change to the procedures by which security holders may recommend nominees for election to the Company's Board of Directors from the procedures described in the Company's proxy statement for its 2006 Annual Meeting of Stockholders.

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



                                         DELCATH SYSTEMS, INC.
                                         (Registrant)


November 14, 2006                       /s/ PAUL M. FEINSTEIN
                                        ------------------------------------
                                        Paul M. Feinstein
                                        Chief Financial Officer (on behalf of
                                        the registrant and as the principal
                                        financial and accounting officer of the
                                        registrant)