Form 10-K/A
period 2006-12-31
DELCATH SYSTEMS INC
filed 2007-05-16
CIK 872912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

FROM __________ TO __________

                        COMMISSION FILE NUMBER 001-16133

                              DELCATH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  06-1245881
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

         1100 SUMMER STREET
       STAMFORD, CONNECTICUT                             06905
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (203) 323-8668

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS         NAMES OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
Common Stock, par value $0.01              Nasdaq Capital Market
                                           Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act). Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the
Act). Large accelerated filer |_| Accelerated filer |X|  Non-accelerated  filer
|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the closing sales price of $5.25 per share, was $98,834,096 as of June 30, 2006.

As of March 1, 2007, the registrant had outstanding 21,252,613 shares of par value $0.01 Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on March 16, 2007 (the "2006 Form 10-K"), and is being filed to include the information required by Items 10-14, inclusive, required by Part III of Form 10-K. In accordance with General Instruction G to Form 10-K, the 2006 Form 10-K as filed on March 16, 2007 did not include the information required by Items 10-14 of Part III of Form 10-K. It was contemplated that such information would be included in the Company's definitive proxy statement pursuant to Regulation 14A prepared in connection with the Company's 2007 Annual Meeting of Stockholders (the "Proxy Statement"), which was expected to be filed on or before the 120th day after the end of the fiscal year covered by the 2006 Form 10-K. Due to unforeseen delays in connection with the printing and filing process, Delcath failed to file the Proxy Statement on April 30, 2007, but filed the Proxy Statement the next day, on May 1, 2007. Accordingly, the information required by Items 10-14 of Part III is no longer being incorporated by reference to our Proxy Statement, and this amendment is being filed to include such information herein.

As a result of this amendment, the Company is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This amendment is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals were nominated for election as Class I directors of Delcath at the Annual Meeting of Stockholders of Delcath, scheduled to be held on June 5, 2007, and are currently members of Delcath's Board of Directors:

       NOMINEE              AGE   YEAR FIRST JOINED BOARD    CURRENT POSITIONS
--------------------------------------------------------------------------------
Harold S. Koplewicz, MD      54             2006                    Chairman
Robert B. Ladd               48             2006                    Director
--------------------------------------------------------------------------------

BACKGROUND OF NOMINEES FOR THE BOARD OF DIRECTORS

HAROLD S. KOPLEWICZ, MD, 54, was appointed a Class I director of Delcath in September 2006. He was appointed Chairman in February 2007. In May 2006, Dr. Koplewicz was appointed by then-New York Governor George Pataki to the position of Executive Director of the Nathan S. Kline Institute for Psychiatric Research. He is only the third person to hold this title since 1952. Dr. Koplewicz is also the Arnold and Debbie Simon Professor and Chairman of the Department of Child and Adolescent Psychiatry and Professor of Pediatrics and founder of the NYU Child Study Center at the New York University School of Medicine. He has served as a member of the National Board of Medical Examiners and as a commissioner of the New York State Commission on Youth, Crime and Violence and Reform of the Juvenile Justice System.

ROBERT B. LADD, 48, was appointed a Class I director of Delcath in October 2006. Since January 2003 to the present, Mr. Ladd has served as the founder and managing member of Laddcap Value Associates LLC, the general partner of Laddcap Value Partners LP. From 1988 to November 2002, Mr. Ladd served as a Managing Director for Neuberger Berman; his responsibilities at Neuberger Berman included serving as a portfolio manager for various high net worth clients and as a securities analyst. Mr. Ladd graduated from the University of Pennsylvania's Wharton School with a B.S. in Economics in 1980. He received his MBA from Northwestern University's Kellogg School of Management in 1983. Mr. Ladd has also earned a CFA designation.

The following individuals are currently members of Delcath's Board of Directors whose terms of office do not expire this year, and who consequently are not nominees for re-election at the Meeting:

RICHARD TANEY, 51, was appointed a Class II Director of Delcath in November 2006 and Chief Executive Officer in December 2006. He was named President in April 2007. He is the founding member of T2 Capital Management, LLC, an investment management company. Prior to establishing his money management venture, he spent 20 years advising and managing assets for high net worth and institutional clients, most recently as Managing Director of Banc of America Securities. Mr. Taney is also a founding partner of Sandpiper Capital Partners, an investment partnership that focuses on private equity investments and advisory work for privately held companies involved in a variety of emerging technologies. He earned his BA from Tufts University and his JD from Temple University School of Law.

SAMUEL HERSCHKOWITZ, M.D., 57, has been Chief Operating Officer since January 2007 and a Class II Director since 1988. His term expires at the 2008 Annual Meeting. He also served as Delcath's Chief Technical Officer from 1991 to 2006 and as Chairman of the Board of Delcath from 1998 to December 2006. Dr. Herschkowitz is board certified in psychiatry and neurology. He is a professor at New York University Medical Center and has held academic positions at Beth Israel Hospital, Mount Sinai Medical School and SUNY Downstate Medical Center.

The following table provides information concerning the executive officers of Delcath.

      NAME                    AGE               OFFICE CURRENTLY HELD
----------------------------------------------------------------------------------------
Richard Taney                  51       President, Chief Executive Officer and Director

Paul M. Feinstein              59       Chief Financial Officer and Treasurer

Seymour Fein                   58       Chief Scientific Officer

Samuel Herschkowitz, MD        57       Chief Operating Officer
--------------------------------------- ------------------------------------------------

A brief description of the business experience of Mr. Taney and Dr. Herschkowitz is set forth above. The following is a brief description of the business experience of Messrs. Feinstein and Fein:

PAUL M. FEINSTEIN, 59, joined the company as Chief Financial Officer in October 2003. He was named Treasurer in April 2007. From 1991-2002 he was Vice
President/Finance for the New York Road Runners in New York, New York. From 1988-1990 he was the Controller of Mechanical Plastics, Inc. Prior to that he held senior financial positions with Holmes Protection Services, Jewelers Protection Services and Parade Publications and was with Coopers & Lybrand, the international accounting services firm that is now a part of PricewaterhouseCoopers. He is licensed to practice law in New York State. He holds a B.B.A. from Pace College, an LL.M. in Taxation from NYU School of Law and graduated from Albany Law School of Union University.

SEYMOUR FEIN, 58, joined the Company as Chief Scientific Officer in August 2006. He is board certified in both oncology and internal medicine, has served as a Medical Director on Delcath's Scientific Advisory Board since 2005. He has more than 38 years in clinical research and as a consultant for biotechnology and medical device companies. As a medical director for Bayer Pharmaceuticals, he was responsible for multiple therapeutic areas including oncology, gastroenterology and cardiology. Dr. Fein also served as Director of Clinical R&D at Anaquest/Ohmeda for almost five years, starting its clinical research department and is responsible for growing it into a multidisciplinary team of over thirty people. Dr. Fein is a graduate of the University of Pennsylvania with a B.A. in biology. He received his M.D. degree with honors from New York Medical College. After medical school he completed a three-year residency in internal medicine at Dartmouth followed by a three-year fellowship in medical oncology and hematology at Harvard. During the final year of his fellowship he was appointed an instructor of medicine at Harvard Medical School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, officers, and persons who are beneficial owners of more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission (the "Commission") reports of their ownership of the Company's securities and of changes in that ownership. To the Company's knowledge, based upon a review of copies of reports filed with the Commission with respect to the fiscal year ended December 31, 2006, and except as noted below, all reports required to be filed under Section 16(a) by the Company's directors and officers and persons who were beneficial owners of more than ten percent of the Company's Common Stock were timely filed.

AUDIT COMMITTEE

The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities with respect to the Company's financial statements, the Company's system of internal accounting and financial controls and the independent audit of the Company's financial statements. During 2006, the Audit Committee met 2 times.

Functions of the Audit Committee include:

     o the selection, evaluation and, where appropriate, replacement of the Company's outside auditors;

     o an annual review and evaluation of the qualifications, performance and independence of the Company's outside auditors;

     o the approval of all auditing services and permitted non-audit services provided by the Company's outside auditors;

     o the receipt of an annual communication from the Company's outside auditors as required by Independence Standards Board Standard No. 1;

     o the review of the adequacy and effectiveness of the Company's accounting and internal controls over financial reporting;

     o the review and discussion with management and the outside auditors of the Company's financial statements to be filed with the Securities and Exchange Commission; and

     o the preparation of a report for inclusion in the Company's annual proxy statement.

All members of the Audit Committee are required to satisfy the independence and experience requirements of the NASDAQ Stock Market, Inc. and be free of any relationship which, in the opinion of the Board, would interfere with the exercise of his or her independent judgment.

During fiscal 2006, the members of the Audit Committee were Mark A. Corigliano, Daniel L. Isdaner and Robert B. Ladd. Following the resignations of Messrs. Corigliano and Isdaner on April 16, 2007, Dr. Koplewicz was appointed to the Audit Committee on April 17, 2007. Currently, Dr. Koplewicz and Mr. Ladd meet the NASDAQ requirements.

A copy of the Audit Committee Charter as currently in effect was attached as Appendix A to the proxy statement distributed in connection with the Company's 2005 Annual Meeting of Stockholders.

The Board has determined that at least one member of the Audit Committee is an audit committee financial expert (as defined in applicable rules of the Securities and Exchange Commission) based on such member's understanding of generally accepted accounting principles and financial statements, ability to assess the application of such principles in connection with accounting for estimates,  accruals  and  reserves,  experience  in  preparing,  analyzing  and evaluating financial statements, understanding of internal control over financial reporting and understanding of audit committee functions. The Board has determined that Robert B. Ladd is an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

The  Company's  executive   compensation  program  is  designed  with  two  main
objectives:

     1. to offer a competitive total compensation value that will allow the Company to attract, retain and motivate highly talented individuals to fill key positions; and

     2. to align a significant portion of each executive's total compensation with the annual and long-term performance of the Company and the interests of the Company's shareholders.

OVERVIEW

The Compensation and Stock Option Committee (the "Compensation Committee" or the "Committee") of the Board administers our executive compensation program. Each member of the Committee is a non-employee and an independent director. The Compensation Committee is primarily responsible for establishing salaries, administering our incentive programs, and determining the total compensation for our Chief Executive Officer. The Committee also reviews and approves recommendations made by the Chief Executive Officer with respect to compensation of the other executive officers.

COMPENSATION PHILOSOPHY

The Company believes that a strong management team comprised of the most talented individuals in key positions is critical to the development and growth of the Company, and the Company's executive compensation program is an important tool for attracting and retaining such individuals. Therefore, it is vital that the Company's aggregate compensation package is both competitive with the compensation received by similarly situated executive officers and reflective of each executive officer's contributions to the success of the Company on both a long-term and short-term basis.

ELEMENTS OF EXECUTIVE COMPENSATION

The compensation package for the Company's executives has both performance-based and subjective elements. The specific elements include base salary, annual incentive compensation, which is generally in the form of a year-end bonus, and long-term compensation, which is usually in the form of stock options.

Base salary, as determined by the Compensation Committee, is based on two factors. The first is an evaluation of the salaries paid in the marketplace to executives with similar responsibilities, and the second is the executive's unique role, job performance and other circumstances. Evaluating both of these factors allows the Company to offer a competitive total compensation value to each individual named executive officer (as defined below) taking into account the unique attributes of, and circumstances relating to, each individual, as well as marketplace factors. This allows the Company to meet its objective of offering a competitive total compensation value and attracting and retaining key personnel.

Annual incentive compensation is intended to establish a direct correlation between annual awards and the performance of the Company. As a development stage company, financial performance measurement cannot be the sole factor in determining such compensation. However, the Compensation Committee can review on an objective basis the progress that the Company has been making towards its goals and, in its discretion, award an annual cash bonus in order to maintain a competitive total compensation value appropriate to each executive officer.

Long-term compensation is an area of emphasis as this will align a significant portion of each executive's total compensation with the long-term performance of the Company and the interests of the Company's shareholders. On March 25, 2004, the Company's Board of Directors adopted the Company's 2004 Stock Incentive Plan (the "Plan"), under which 3,000,000 shares of Common Stock is reserved for issuance pursuant to the grant or exercise of stock options, stock appreciation rights, restricted stock or deferred stock under the Plan. The Plan was approved by the Company's stockholders at the 2004 annual meeting of stockholders of the Company.

Stock options granted under the Plan may be either "incentive stock options" (within the meaning of Section 422 of the Internal Revenue Code) or nonstatutory stock options. The exercise price per share that may be acquired on exercise of a stock option will be determined by the Compensation Committee at the time of grant and generally will be not less than the fair market value per share on the date of grant. Generally, options will have a term of five years (or as of the date of termination of employment to the extent exercisable at that date if the participant terminates employment) and will become exercisable ratably over five years, but the Committee has the authority to provide for other terms or other exercise schedules. Payment may be made in cash or in the form of unrestricted shares the participant already owns or by other means as determined by the Committee including "cashless" exercises. The right to exercise an option may be conditioned on the completion of a period of service or other conditions.

Stock appreciation rights (SAR's) entitle a participant to receive an amount in cash, shares or both, equal to (i) the excess of the fair market value of one share on the date of exercise over the fair market value on the date of grant multiplied by (ii) the number of shares to which the SAR relates. The right to exercise an SAR may be conditioned on the completion of a period of service or other conditions. Generally, participants will be given five years in which to exercise an SAR or by the date of termination of employment to the extent exercisable at that date if a participant terminates employment. SAR's may be granted independently or in conjunction with the grant of a stock option. If an SAR is granted in conjunction with a stock option, the exercise of either the SAR or the stock option will reduce the number of shares covered by the related stock option or SAR, as the case may be.

Restricted stock may also be awarded under the Plan, which is the grant of shares of Common Stock that requires the completion of a period of service or the attainment of specified performance goals by the participant or the Company or such other criteria as the Compensation Committee may determine in order to retain the shares. Upon a participant's Termination of Employment (as defined in the Plan), the restricted stock still subject to restriction generally will be forfeited by the participant. The Committee may waive these restrictions in the event of hardship or other special circumstances.

The Plan also provides for stock grants, which are shares that can be awarded to a participant that may be delivered immediately or in the future, at a specified time and under specified circumstances. The Committee will determine the participants to whom, and the time or times at which, stock grants may be awarded, the number of shares covered by the stock grant to be awarded to any participant, the duration of the period, if any, during which, and the conditions under which, receipt of the shares will be deferred and any other terms and conditions of the stock grant.

Awards of stock options under the Plan have nearly always been used as the long-term compensation of choice. This is because they directly align the value of the benefit to the named executive officers with shareholder interests. The term of stock options is the longest among various share award choices and thereby provides an incentive to executive officers to create long-term shareholder value. The Compensation Committee determines the number of options to grant based on its analysis of awards of similarly situated companies and in keeping with the Company's objective of offering a competitive total compensation value.

FORWARD-LOOKING STATEMENTS

Disclosures in this Compensation Discussion & Analysis may contain certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Statements that do not relate strictly to historical or current facts are forward-looking and usually identified by the use of words such as "anticipate," "estimate," "approximate," "expect," "intend," "plan," "believe" and other words of similar meaning in connection with any discussion of future operating or financial matters. Without limiting the generality of the foregoing, forward-looking statements contained in this report include the matters discussed regarding the expectation of compensation plans, strategies, objectives, and growth and anticipated financial and operational performance of the company and its subsidiaries. A variety of factors could cause the company's actual results to differ materially from the anticipated results or other expectations expressed in the company's forward-looking statements. The risks and uncertainties that may affect the operations, performance and results of the Company's business and forward-looking statements include, but are not limited to, those set forth in the Company's Form 10-K for the year ended December 31, 2006. Any forward-looking statement speaks only as of the date on which such statement is made and the Company does not intend to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law or regulation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, the members of our Compensation and Stock Option Committee were Mark A. Corigliano, Daniel L. Isdaner and Harold S. Koplewicz. None of these individuals were officers or employees of the Company during 2006 or previously, nor did they have any relationship that would be required to be disclosed in accordance with Item 404 of Regulation S-K (which would be included in the Proxy Statement in this section, and in the section entitled "Certain Relationships and Related Transactions" below.) During 2006, no interlocking relationships existed between our Board of Directors or the Compensation and Stock Option Committee, and the board of directors or compensation committee of any other company.

REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE

THE REPORT OF THE COMPENSATION AND STOCK OPTION COMMITTEE (THE "COMPENSATION REPORT") DOES NOT CONSTITUTE SOLICITING MATERIAL AND SHOULD NOT BE DEEMED FILED OR INCORPORATED BY REFERENCE INTO ANY OTHER COMPANY FILING UNDER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, EXCEPT TO THE EXTENT THE COMPANY SPECIFICALLY INCORPORATES THIS COMPENSATION REPORT BY REFERENCE THEREIN.

RECOMMENDATIONS OF THE COMPENSATION AND STOCK OPTION COMMITTEE. We have reviewed and discussed the Compensation Discussion & Analysis ("CD&A") with the Company's management. Based on this review and these discussions, we recommended to the Board of Directors that the CD&A be included in the Company's 2006 Annual Report on Form 10-K and Proxy Statement for 2007.

THIS REPORT HAS BEEN FURNISHED BY THE COMPENSATION AND STOCK OPTION COMMITTEE OF THE BOARD OF DIRECTORS.


Harold S. Koplewicz, Chairman
Robert B. Ladd

Dated: April 27, 2007

                       SUMMARY COMPENSATION TABLE FOR 2006

The following table sets forth, for the fiscal year ended December 31, 2006, certain compensation paid by the Company, including salary, bonuses and certain other compensation, to its Chief Executive Officer and its Chief Financial Officer. There were no other executive officers whose total annual compensation (including bonuses) for the year ended December 31, 2006 exceeded $100,000. The executive officers listed in the table below are sometimes referred to as the "named executive officers" in the Proxy Statement.

                                                                                        CHANGE IN
                                                                                          PENSION
                                                                                         VALUE AND
                                                                                 NON-       NON-
                                                                                EQUITY   QUALIFIED
                                                                               INCENTIVE DEFERRED
                                                                                 PLAN     COMPEN-      ALL OTHER
                                                            STOCK     OPTION    COMPEN-    SATION       COMPEN-
NAME AND                                  SALARY    BONUS   AWARDS    AWARDS    SATION    EARNINGS       SATION    TOTAL
PRINCIPAL POSITION                 YEAR    ($)       ($)      ($)       ($)       ($)       ($)           ($)        ($)
------------------------------------------------------------------------------------------------------------------------------
M.S. Koly                         2006    313,217    25,000    0     131,000       0         0             0        469,217
Former CEO, President, Treasurer
and Director(1)
------------------------------------------------------------------------------------------------------------------------------
Richard Taney                     2006     10,000       0      0      52,400       0         0             0         62,400
President, CEO and Director(2)
------------------------------------------------------------------------------------------------------------------------------
Paul Feinstein                    2006    120,000       0      0       0           0         0             0        120,000
CFO and Treasurer(3)
------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Koly resigned as CEO, President and Treasurer on December 15, 2006. Mr. Koly resigned from the Board of Directors on January 26, 2007.

(2) Mr. Taney commenced his employment as CEO on December 15, 2006. He was named President in April 2007.

(3)  Mr. Feinstein was named Treasurer in April 2007.

                       GRANTS OF PLAN-BASED AWARDS IN 2006

The following table sets forth grants of plan-based awards made during the fiscal year ended December 31, 2006, by the Company to each of its former and current Chief Executive Officer. Each award is currently exercisable.



                                      ESTIMATED FUTURE PAYOUTS UNDER         ESTIMATED FUTURE PAYOUTS UNDER
                                             NON-EQUITY                                EQUITY
                                         INCENTIVE PLAN AWARDS                    INCENTIVE PLAN AWARDS
                            ------------------------------------------------------------------------------------------
                              THRESHOLD       TARGET           MAXIMUM   THRESHOLD         TARGET           MAXIMUM
   NAME          GRANT DATE     ($)             ($)              ($)        ($)               ($)             ($)
----------------------------------------------------------------------------------------------------------------------
M.S. Koly         11/14/06

----------------------------------------------------------------------------------------------------------------------
Richard Taney     11/14/06

----------------------------------------------------------------------------------------------------------------------
Paul Feinstein       --

----------------------------------------------------------------------------------------------------------------------


                             ALL OTHER
                 ALL OTHER    OPTION
                   STOCK      AWARDS:                     GRANT DATE
                   AWARDS:    NUMBER OF    EXERCISE OR   FAIR VALUE OF
                  NUMBER OF  SECURITIES   BASE PRICE OF    STOCK AND
                  STOCK OR    UNDERLYING    OPTION         OPTION
                   UNITS      OPTIONS       AWARDS         AWARDS
   NAME             (#)         (#)         ($/SH)           ($)
------------------------------------------------------------------------
M.S. Koly                    100,000          3.28        131,000

------------------------------------------------------------------------
Richard Taney                 40,000          3.28         52,400

------------------------------------------------------------------------
Paul Feinstein                  --           --                --

------------------------------------------------------------------------

                OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

The following table sets forth the stock options held by the named executives as of December 31, 2006. All options shown are currently exercisable.


                                                                    OPTION AWARDS
                         ----------------------------------------------------------------------------------------------


                                                                   EQUITY INCENTIVE
                              NUMBER OF           NUMBER OF      PLAN AWARDS: NUMBER
                              SECURITIES          SECURITIES        OF SECURITIES
                              UNDERLYING          UNDERLYING          UNDERLYING      PTION EXERCISE
                         UNEXERCISED OPTIONS UNEXERCISED OPTIONS     UNEXERCISED          PRICE       OPTION EXPIRATION
    NAME                   (# EXERCISABLE)    (# UNEXERCISABLE)  UNEARNED OPTIONS (#)      ($)              DATE
M.S. Koly                   71,850                   0                   0                 3.3125         12/1/2010

                           100,000                   0                   0                 0.71           9/19/2007
                           120,000                   0                   0                 1.03           8/25/2008
                           200,000                   0                   0                 2.78           7/7/2010
                           200,000                   0                   0                 3.59           11/8/2010
                           100,000                   0                   0                 3.28          11/14/2011
-------------------------------------------------------------------------------------------------------------------------
Richard Taney               40,000                   0                   0                 3.28          11/14/2011

-------------------------------------------------------------------------------------------------------------------------
Paul Feinstein              10,000                   0                   0                 3.59          11/08/2010

-------------------------------------------------------------------------------------------------------------------------

                                                            STOCK AWARDS
                       -------------------------------------------------------------------------------------
                                                                                          EQUITY INCENTIVE
                                                                    EQUITY INCENTIVE    PLAN AWARDS: MARKET
                                                                  PLAN AWARDS: NUMBER    OR PAYOUT VALUE OF
                                               MARKET VALUE OF    OF UNEARNED SHARES,     UNEARNED SHARES,
                       NUMBER OF SHARES OR   SHARES OR UNITS OF      UNITS OR OTHER        UNITS OR OTHER
                       UNITS OF STOCK THAT     STOCK THAT HAVE      RIGHTS THAT HAVE      RIGHTS THAT HAVE
                         HAVE NOT VESTED         NOT VESTED            NOT VESTED            NOT VESTED
    NAME                       (#)                   ($)                  (#)                   ($)
M.S. Koly                        0                      0                    0                     0

                                 0                      0                    0                     0
                                 0                      0                    0                     0
                                 0                      0                    0                     0
                                 0                      0                    0                     0
                                 0                      0                    0                     0
-------------------------------------------------------------------------------------------------------------
Richard Taney                    0                      0                    0                     0

-------------------------------------------------------------------------------------------------------------
Paul Feinstein                   0                      0                    0                     0

-------------------------------------------------------------------------------------------------------------

                    OPTION EXERCISES AND STOCK VESTED IN 2006

There were no options exercised, and no stock vested, during the year ended December 31, 2006.

                            PENSION BENEFITS IN 2006

There were no pension benefits during the year ended December 31, 2006.

                   NONQUALIFIED DEFERRED COMPENSATION IN 2006

There was no non-qualified deferred compensation during the year ended December 31, 2006.

                         DIRECTOR COMPENSATION FOR 2006

Neither Mr. Koly or Mr. Taney received, nor are Mr. Taney and Dr. Herschkowitz currently receiving, any compensation for serving on the Board of Directors. Dr. Herschkowitz did receive compensation for service as a director during the period he was not an employee. Non-employee directors received $750 (increased to $1,000 as of December 15, 2006) for each meeting of the Board of Directors attended in person and $300 for each meeting of the Board of Directors participated in telephonically, and they are reimbursed for their expenses.

The table below shows the total 2006  compensation of the Company's  Independent
Directors:


                                                                                     CHANGE IN PENSION
                                                                                        VALUE AND
                               FEES                                                     NONQUALIFIED
                          EARNED OR PAID                             NON-EQUITY          DEFERRED         ALL OTHER
                               IN          STOCK        OPTIONS    INCENTIVE PLAN      COMPENSATION       COMPEN-
                              CASH         AWARDS        AWARDS    COMPENSATION          EARNINGS          SATION       TOTAL
NAME                           ($)           ($)        ($)(1)          ($)                 ($)              ($)        ($)
---------------------------------------------------------------------------------------------------------------------------------
Mark A. Corigliano(2)        18,050          0           52,400         0                 0                    0        70,450
---------------------------------------------------------------------------------------------------------------------------------
Victor Nevins(2)             17,050          0                0         0                 0                    0        17,050
---------------------------------------------------------------------------------------------------------------------------------
Daniel Isdaner(2)            18,050          0           52,400         0                 0                    0        70,450
---------------------------------------------------------------------------------------------------------------------------------
Harold S. Koplewicz, MD           0          0           52,400         0                 0                    0        52,400
---------------------------------------------------------------------------------------------------------------------------------
Samuel Herschkowitz, MD       2,100          0           52,400         0                 0                    0        54,500
---------------------------------------------------------------------------------------------------------------------------------
Robert B. Ladd                    0          0           52,400         0                 0                    0        52,400
---------------------------------------------------------------------------------------------------------------------------------

(1) The grant date fair value computed in accordance with FAS 123R for each award shown in this table is $52,400. As of December 31, 2006, the Company's Independent Directors held the following number of option awards: Mr. Corigliano
- 180,000;  Mr. Nevins - 0; Mr. Isdaner - 110,000;  Mr. Koplewicz - 40,000;  Mr.
Herschkowitz - 220,300.

(2) As described above, Messrs. Corigliano and Isdaner resigned as Directors on April 16, 2007. Mr. Nevins resigned as a Director on October 23, 2006.

KEY EMPLOYEE ARRANGEMENTS - SEPARATION AGREEMENT

On December 21, 2006, the Company entered into a Settlement Agreement, dated as of December 15, 2006 (the "Settlement Agreement"), in connection with Mr. Koly's resignation as President and Chief Executive Officer and Treasurer of the Company. The Settlement Agreement provides for the termination of Mr. Koly's Employment Agreement, as amended as of October 1, 2003, and the relinquishment by Mr. Koly of any rights he might have had under change of control arrangements with the Company. The Settlement Agreement also provides for Mr. Koly to continue to receive his regular salary, which was $13,390.00 for the period from December 16 through December 31, 2006, and a lump sum payment of $650,000, which was paid on January 2, 2007. This lump sum payment is being held in escrow, and a portion of it will be used to exercise stock options to purchase Common Stock of the Company granted to him.

The Settlement Agreement also provides for the continuation of his current health insurance benefits through September 30, 2008.

CHANGE OF CONTROL PAYMENTS

There are no agreements currently in effect.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth, as of April 19, 2007, certain information regarding the ownership of Delcath's voting securities by (i) each director (or nominee for director) of Delcath, (ii) each Named Executive Officer and (iii) all directors and executive officers as a group. To the Company's knowledge, except as disclosed in the table below, no person or group beneficially owns more than 5% of the Company's outstanding common stock. Each of the stockholders named below has a business address c/o Delcath Systems, Inc., 1100 Summer Street, Stamford, Connecticut 06905.

------------------------------------------------------------------------------------------------
                          DIRECTORS,                          SHARES            PERCENTAGE OF
                      EXECUTIVE OFFICERS                   BENEFICIALLY         COMMON SHARES
                    AND 5% STOCKHOLDERS(1)                   OWNED(2)           OUTSTANDING(3)
------------------------------------------------------------------------------------------------
Robert Ladd(4)                                            2,430,498            11.4%
Samuel Herschkowitz, M.D.(5)                                373,675             1.7%
Richard Taney(6)                                             49,000             0.2%
Harold S. Koplewicz(7)                                       40,000             0.2%
Paul M. Feinstein(8)                                         13,375             0.1%
M.S. Koly(9)                                              1,505,025             7.0%
Venkol Trust                                                680,565             3.2%
----------------------------------------
All directors and executive officers as a                 2,906,548            13.4%
   group (five persons)(10)

(1) Except as otherwise noted in the footnotes to this table, each person or entity named in the table has sole voting and investment power with respect to all shares owned, based on the information provided to us by the persons or entities named in the table.

(2) Shares of Common Stock subject to options or warrants exercisable within 60 days of the Record Date are deemed outstanding for computing the percentage owned by the person or entity holding such options or warrants.

(3) Percentage of beneficial ownership is calculated on the basis of the amount of outstanding securities (Common Stock) at the Record Date (21,358,007 common shares) plus, for each person or entity, any securities that person or entity has the right to acquire within 60 days pursuant to stock options or other rights.

(4) Mr. Ladd is a director of Delcath. Mr. Ladd has sole voting and dispositive power with respect to these shares. The figure above also includes vested stock options to purchase 40,000 shares of Common Stock.

(5) Dr. Herschkowitz is the Chief Operating Officer of Delcath and a director. The figure above represents 153,375 shares owned directly by him. The figure above also includes vested stock options to purchase 220,300 shares of Common Stock. The figure above excludes approximately 63,000 shares held by the Venkol Trust, in which Dr. Herschkowitz has a pecuniary interest.

(6) Mr. Taney is the President and CEO of Delcath and is also a director. The figure above represents 9,000 shares owned directly by him. The figure above also includes vested stock options to purchase 40,000 shares of Common Stock.

(7) Dr. Koplewicz is the Chairman of the Board of Directors of Delcath. The figure above includes vested stock options to purchase 40,000 shares of Common Stock.

(8) Mr. Feinstein is the Chief Financial Officer and Treasurer of Delcath. The figure above includes vested stock options to purchase 10,000 shares of Common Stock.

(9) Includes 824,460 shares held by Mr. Koly and 680,565 shares held by the Venkol Trust, of which Mr. Koly has a pecuniary interest in approximately 63,000 shares. Mr. Koly is a trustee of this trust and is deemed the beneficial owner of its shares because of his voting power.

(10) The number of shares beneficially owned by all directors and executive officers as a group includes 350,300 shares of Common Stock issuable within 60 days of April 19, 2007 upon exercise of stock options granted to directors and executive officers pursuant to our various stock option plans.

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
           INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH RELATED PERSONS

None.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The Board of Directors recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof) and, therefore, has adopted a policy, described below, which shall be followed in connection with all related party transactions involving the company.

Under this policy, any "Related Party Transaction" shall be consummated or shall continue only if the Board of Directors, acting through the Audit Committee, shall approve or ratify such transaction in accordance with the guidelines set forth in this policy, provided that: (i) the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party; (ii) the transaction is approved by the disinterested members of the Board of Directors; or (iii) the transaction involves compensation approved by the Company's Compensation Committee. For these purposes, a "Related Party" is an officer or director of the Company; a shareholder owning in excess of five percent of the Company; a person who is an immediate family member of an officer or director; or an entity which is owned or controlled by such person or an entity in which such person has a substantial ownership interest or control of such entity.

For these purposes, a "Related Party Transaction" is a transaction between the Company and any Related Party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934), other than transactions available to all employees generally and transactions involving less than $5,000 when aggregated with all similar transactions.

All Related Party Transactions, including the proposed aggregate value of such transactions, if applicable, to be entered into by the Company shall be disclosed to the Board of Directors. After review, the Board shall approve or disapprove such transaction and management shall update the Board as to any material change to those proposed transactions. Should ratification not be forthcoming, management shall make all reasonable efforts to cancel or annul such transaction.

PROMOTERS AND CERTAIN CONTROL PERSONS

Not applicable.

BOARD INDEPENDENCE

The Company applies the standards of the NASDAQ Stock Market, Inc., the stock exchange upon which the Company's Common Stock is listed, for determining the independence of the members of its Board of Directors and Board committees.

During fiscal 2006, the members of the Company's Board of Directors were Richard Taney, Mark A. Corigliano, Daniel L. Isdaner and Harold S. Koplewicz, Samuel
Hershkowitz and Robert B. Ladd. During fiscal 2006, the members of the Nominating Committee, and the Compensation and Stock Option Committee, were Messrs. Corigliano and Isdaner and Dr. Koplewicz, and the members of the Audit Committee were Messrs. Corigliano, Isdaner and Ladd.

Since then, certain changes were made to the composition of the Board and Board committees. On April 16, 2007, Messrs. Corigliano and Isdaner resigned from our Board of Directors and each Board committee on which they served. On April 17, 2007, Mr. Ladd was appointed to the Compensation and Stock Option Committee and the Nominating Committee, and Dr. Koplewicz was appointed to the Audit Committee.

The Board has determined that Dr. Koplewicz and Mr. Ladd are independent, as "independence" is defined in Rule 4200(a)(15) of the National Association of Securities Dealers ("NASD"), for service on the Company's Board and all Board committees. Dr. Koplewicz and Mr. Ladd are currently the two members serving on each of the Board's three committees.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

Carlin, Charron & Rosen, LLP ("CCR") serves as the Company's independent registered public accounting firm and audited the Company's financial statements for the years ended December 31, 2006 and 2005.

AUDIT FEES. CCR billed Delcath $65,600 for professional services rendered for the audit of Delcath's annual financial statements included in Delcath's Form 10-K for the fiscal year ended December 31, 2006 and the reviews of the financial statements included in Delcath's Quarterly Reports on Form 10-QSB filed for the first three quarters of the fiscal year ended December 31, 2006. CCR billed Delcath $45,085 for professional services rendered for the audit of Delcath's internal control over financial reporting for the fiscal year ended December 31, 2006. CCR billed Delcath $55,000 for professional services rendered for the audit of Delcath's annual financial statements included in Delcath's Form 10-KSB for the fiscal year ended December 31,

2005 and the reviews of the financial statements included in Delcath's Quarterly Reports on Form 10-QSB filed for each of the quarters in the fiscal year ended December 31, 2005.

AUDIT-RELATED FEES. During the fiscal years ended December 31, 2006 and 2005, CCR did not provide any audit-related services to the Company not described under "Audit Fees" above.

TAX FEES. During the fiscal years ended December 31, 2006 and 2005, CCR did not provide any tax services to the Company.

ALL OTHER FEES. None.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services. The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual audit. The Chairman must report all such pre-approvals to the entire Audit Committee at the next Committee meeting.

Approval of this proposal requires the affirmative vote of the majority of the shares present in person or represented by proxy and entitled to vote at the Annual Meeting.



                                    PART IV


ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

Exhibits

     No.                      Description
     ---                      -----------

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

     10.5 Registration Rights Agreement dated as of March 19, 2004 by and among Delcath Systems, Inc. and the Purchasers Listed on Schedule I thereto (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated March 19, 2004 (Commission File No. 001-16133)).

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

     23    Consent of Carlin, Charron & Rosen, LLP.*

     24    Power of Attorney.**

     31.1  Certification by Chief Executive Officer Pursuant to Rule 13a-14.

     31.2  Certification by Chief Financial Officer Pursuant to Rule 13a-14.


*Previously filed with the Company's Form 10K for the year ended December 31, 2006, filed with the Commission on March 16, 2007.

** Included on the signature page of the Company's Form 10K for the year ended December 31, 2006, filed with the Commission on March 16, 2007.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DELCATH SYSTEMS, INC.


                                        By:   /s/ RICHARD TANEY
                                              ---------------------------------
                                              Richard Taney
                                              Chief Executive Officer
                                              May 16, 2007


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                           TITLE                                   DATE
------------------------------------------------------------------------------------------------------------
By: /s/ Richard Taney                     Chief Executive Officer, and Director                May 16, 2007
----------------------------------------- (principal executive officer)
Richard Taney

By: *                                     Chief Financial Officer (principal financial         May 16, 2007
----------------------------------------- officer and principal accounting officer)
Paul M. Feinstein

By: *                                     Chairman of the Board                                May 16, 2007
-----------------------------------------
Harold S. Koplewicz, M.D.

By: *                                     Director                                             May 16, 2007
-----------------------------------------
Samuel Herschkowitz, M.D.

By: *                                     Director                                             May 16, 2007
-----------------------------------------
Robert B. Ladd


*By  /s/ RICHARD TANEY
     -------------------------
     Richard Taney
     Attorney-in-Fact,
     Granted in the Company's Annual
     Report on Form 10-K as filed
     on March 16, 2007