Form 10-Q
period 2008-06-30
DELCATH SYSTEMS INC
filed 2008-07-25
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☒

As of July 24, 2008, 25,334,284 shares of the Company’s common stock, $0.01 par value, were issued and outstanding.

DELCATH SYSTEMS, INC.

i

DELCATH SYSTEMS, INC.
(A Development Stage Company)

PART I:
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

Index to Financial Statements

Page

Condensed Balance Sheets June 30, 2008 and December 31, 2007	F-1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 and Cumulative from Inception (August 5, 1988) to June 30, 2008	F-2

Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2008	F-3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and Cumulative from Inception (August 5, 1988) to June 30, 2008	F-4

Notes to Condensed Financial Statements	F-5 – F-10

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current assets
Cash and cash equivalents	$14,763,123	$7,886,937
Investments – treasury bills	203,172	9,878,700
Investments – marketable equity securities	28,700	-
Prepaid expenses	290,549	325,452
Total current assets	15,285,544	18,091,089
Property and equipment, net	20,420	15,037
Total assets	$15,305,964	$18,106,126

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$155,949	$125,278
Derivative instrument liability	2,025,401	1,552,000
Total current liabilities	2,181,350	1,677,278

Stockholders’ equity
Common stock, $.01 par value; 70,000,000 shares authorized	253,093	252,593
Additional paid-in capital	56,817,319	56,626,533
Deficit accumulated during development stage	(43,928,298)	(40,450,278)
Accumulated other comprehensive loss	(17,500)	–
Total stockholders’ equity	13,124,614	16,428,848
Total liabilities and stockholders’ equity	$15,305,964	$18,106,126

See accompanying notes to condensed financial statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from Inception (August 5, 1988) to June 30,
	2008	2007	2008	2007	2008
Costs and expenses:
General and administrative expenses	$699,136	$1,072,465	$1,140,140	$1,573,284	$21,231,551
Research and development costs	1,099,488	1,194,439	2,088,444	2,083,390	26,107,525
Total costs and expenses	$1,798,624	$2,266,904	$3,228,584	$3,656,674	$47,339,076
Operating loss	(1,798,624)	(2,266,904)	$(3,228,584)	$(3,656,674)	$(47,339,076)
Derivative instrument (expense) income	(671,652)	–	(473,401)	–	2,243,599
Interest income	50,002	87,890	223,965	203,546	2,710,759
Other income	–	–	–	–	126,500
Interest expense	–	–	–	–	(171,473)
Net loss	$(2,420,274)	$(2,179,014)	$(3,478,020)	$(3,453,128)	$(42,429,691)
Common share data:
Basic and diluted loss per share	$(0.10)	$(0.10)	$(0.14)	$(0.16)

Weighted average number of shares of common stock outstanding	25,262,031	21,352,219	25,260,658	21,179,540

See accompanying notes to condensed financial statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock
	$0.01 Par Value				Deficit Accumulated
	Issued and Outstanding		Additional Paid	Accumulated Other	During Development		Comprehensive
	No. of Shares	Amount	in Capital	Comprehensive Loss	Stage	Total	loss
Balance at January 1, 2008	25,259,284	$252,593	$56,626,533	-	$(40,450,278)	$16,428,848
Compensation expense for issuance of stock options	-	-	70,586	-	-	70,586
Compensation expense for issuance of common stock to management and directors for services	50,000	500	120,200	-	-	120,700
Components of comprehensive loss:
Change in unrealized loss on investments	-	-	-	$(17,500)	-	(17,500)	$(17,500)
Net loss	-	-	-	-	(3,478,020)	(3,478,020)	(3,478,020)
Total comprehensive loss							$(3,495,520)
Balance at June 30, 2008	25,309,284	$253,093	$56,817,319	$(17,500)	$(43,928,298)	$13,124,614

See accompanying notes to condensed financial statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Cumulative from inception (Aug. 5, 1988) to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(3,478,020)	$(3,453,128)	$(42,429,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	70,586	1,040,498	5,051,306
Stock and warrant compensation expense issued for legal settlement, consulting services	120,700	98,750	977,411
Depreciation expense	2,930	1,937	48,831
Amortization of organization costs	–	–	42,165
Derivative liability fair value adjustment	473,401	–	(2,243,599)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	34,903	(211,999)	(290,549)
Increase in interest receivable	–	–	–
Increase (decrease) in accounts payable and accrued expenses	30,671	(543,004)	155,948
Net cash used in operating activities	$(2,744,829)	$(3,066,946)	$(38,688,178)
Cash flows from investing activities:
Purchase of equipment or furniture and fixtures	$(8,313)	$(8,740)	$(69,252)
Purchase of short-term investments	(203,172)	–	(37,573,914)
Purchase of marketable equity securities	(46,200)	–	(46,200)
Proceeds from maturities of short-term investments	9,878,700	1,859,715	37,370,742
Organization costs	–	–	(42,165)
Net cash provided by (used in) investing activities	$9,621,015	$1,850,975	$(360,789)
Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	$–	$1,343,004	$52,657,764
Repurchases of common stock	–	–	(51,103)
Dividends paid on preferred stock	–	–	(499,535)
Proceeds from short-term borrowings	–	–	1,704,964
Net cash provided by financing activities	$–	$1, 343,004	$53,812,090
Increase in cash and cash equivalents	6,876,186	127,033	14,763,123
Cash and cash equivalents at beginning of period	7,886,937	6,289,723	–
Cash and cash equivalents at end of period	$14,763,123	$6,416,756	$14,763,123
Supplemental cash flow information:
Cash paid for interest	–	–	$171,473
Supplemental non-cash activities:
Cashless exercise of stock options	–	$400,498	$542,166
Conversion of debt to common stock	–	–	$1,704,964
Common stock issued for preferred stock dividends	–	–	$999,070
Conversion of preferred stock to common stock	–	–	$24,167
Common stock issued as compensation for stock sale	–	–	$510,000
Fair value of warrants issued	–	–	$4,269,000

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

Note 2: Basis of Financial Statement Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2008 and 2007, and cumulative from inception (August 5, 1988) to June 30, 2008.

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

Note 3:  Accounting Pronouncements Not Yet Adopted

 In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect, if any, that SFAS 161 will have on its condensed financial statements.

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

Note 5: Investment in Marketable Equity Securities

In January 2008, the Company entered into a research and development agreement with Aethlon Medical, Inc. (“AEMD”), a publicly traded company whose securities are quoted on the Over the Counter Bulletin Board. As part of this agreement, the Company received 100,000 shares of restricted common stock of AEMD. The Company allocated $46,200 of the cost of the agreement to the fair value of the common stock acquired, using the closing stock price at the date of the agreement and then discounting that value due to certain sale restrictions on the stock being held. The investment is classified as an available for sale security and had a fair value on June 30, 2008 of $28,700, which included a gross unrealized loss of $17,500, which is included as a component of comprehensive loss.

Note 6: Stockholders’ Equity

During the six months ended June 30, 2008, there were several events that affected stockholders’ equity.

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

The per share weighted average fair value of such options was estimated on the date of acceptance using the Black-Scholes option-pricing model. The expected term was estimated to be the full three-year vesting period as the Company does not have a calculable history of forfeitures by employees granted options. The weighted-average assumption of a risk-free interest rate of 4.60% was based on the implied yield available on a U.S. Treasury note with a term equal to the estimated term of the underlying options as indicated above. The expected volatility of 58% was estimated based upon the historical volatility of the Company’s share price. The Company used a dividend yield percentage of zero based on the fact that the Company has not paid dividends on common stock in the past nor does it expect to pay dividends in the future.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

The per share weighted average fair value of five-year stock options granted to the Company’s President and Chief Executive Officer in January 2008 was $0.68 with a grant date exercise price equal to the common stock value at the date of grant (options for an aggregate of 50,000 shares), estimated on the date of grant using the Black-Scholes option-pricing model. All of these options vested immediately. The expected term was estimated using a midpoint between the date of grant and the expiration date as required by the Simplified Method of term calculation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFA3 123R”). The weighted-average assumption of a risk-free interest rate of 2.89% was based on the implied yield available on a U.S. Treasury note with a term equal to the estimated term of the underlying options as indicated above. The expected volatility of 60.3% was estimated based upon the historical volatility of the Company’s share price. The Company used a dividend yield percentage of zero based on the fact that the Company has not paid dividends in the past nor does it expect to pay dividends in the future.

The per share weighted average fair value of five-year stock options granted to an employee in May 2008 that will vest incrementally over three years was $0.94 with a grant date exercise price equal to the common stock value at the date of grant (options for an aggregate of 20,000 shares), estimated on the date of grant using the Black-Scholes option-pricing model. The expected term was estimated using a midpoint between the date of grant and the expiration date for each vesting tranche as required by the Simplified Method of term calculation in accordance with SFAS 123R. The weighted-average assumption of a risk-free interest rate of 2.53% was based on the implied yield available on a U.S. Treasury note with a term equal to the estimated term of the underlying options as indicated above. The expected volatility of 68.81% was estimated based upon the historical volatility of the Company’s share price. The Company used a dividend yield percentage of zero based on the fact that the Company has not paid dividends in the past nor does it expect to pay dividends in the future.

The per share weighted average fair value of five-year stock options granted to a new employee in June 2008 that will vest after twelve months of employment was (a) $1.08 for options with an exercise price equal to the fair value of the common stock at the date of grant (options for an aggregate of 50,000 shares) and (b) $0.82 for options with an exercise price equal to 150% of the fair value of the common stock at the date of grant (options for an aggregate of 20,000 shares) estimated on the date of grant using the Black-Scholes option-pricing model. The expected term was estimated using a midpoint between the date of grant and the expiration date for each vesting tranche as required by the Simplified Method of term calculation in accordance with SFAS 123R. The weighted-average assumption of a risk-free interest rate of 3.27% was based on the implied yield available on a U.S. Treasury note with a term equal to the estimated term of the underlying options as indicated above. The expected volatility of 67.35% was estimated based upon the historical volatility of the Company’s share price. The Company used a dividend yield percentage of zero based on the fact that the Company has not paid dividends in the past nor does it expect to pay dividends in the future.

In June 2008, the Company issued an aggregate of 50,000 shares of its common stock to its President and Chief Executive Officer in accordance with his Employment Agreement dated July 2, 2007 and to its directors that had issuance values between $2.19 and $2.47. The total expense recorded as a result of the common stock issued was $120,700.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

In September 2007, the Company completed a registered direct offering of 3,833,108 shares of its common stock and the issuance of warrants to purchase an additional 1,916,554 shares of common stock to institutional and accredited investors. The Company received net proceeds of $13,303,267 in this transaction. The Company allocated $4,269,000 of the total proceeds to warrants (see below). The warrants are exercisable at $4.53 per share beginning six months after the issuance thereof and on or prior to the fifth anniversary of the issuance thereof. The shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on May 25, 2007 and was declared effective on June 7, 2007 (File No. 333-143280).

The $4,269,000 in proceeds allocated to the warrants was classified as a liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The warrants may require cash settlement in the event of certain circumstances, including the Company’s inability to deliver registered shares upon the exercise of the warrants by such warrant holders. The warrants also contain a cashless exercise feature. Accordingly, the warrants have been accounted for as derivative instrument liabilities which are subject to mark-to-market adjustment in each period. As a result, for the three and six month periods ended June 30, 2008, the Company recorded pre-tax derivative instrument expense of $671,652 and $473,401, respectively. The resulting derivative instrument liability totaled $2,025,401 at June 30, 2008. Management believes that the possibility of an actual cash settlement with a warrant holder of the recorded liability is quite remote, and expects that the warrants will either be exercised or expire worthless, at which point the then-existing derivative liability will be credited to equity. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk-free interest rate of 3.34%, volatility of 71.54% and an expected life equal to the September 24, 2012 contractual life of the warrants.

Note 7: Stock Option Plan

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted by SFAS No. 123, and, accordingly, did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. The Company also followed the disclosure requirements of SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Effective January 1, 2006, the Company adopted the modified prospective approach and, accordingly, prior period amounts have not been restated. Under this approach, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based upon the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. The Company has expensed its share-based compensation for share-based payments granted after January 1, 2006 under the ratable method, which treats each vesting tranche as if it were an individual grant.

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

During 2000, 2001 and 2004, respectively, the Plans became effective. Options granted under the Plans vest as determined by the Company and expire over varying terms, but not more than five years from the date of grant. Stock option activity for the six-month period ended June 30, 2008 is as follows:

	The Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2007	1,140,000	$1.88 – $7.14	$4.54	3.96
Granted	140,000	1.74 – 3.45	2.20
Expired	–	–	–
Exercised	–	–	–
Outstanding at June 30, 2008	1,280,000	$1.74 – $7.14	$4.28	3.61

Note 8: Assets and Liabilities Measured at Fair Value

Derivative financial instruments

Currently, the Company has allocated proceeds of warrants issued in connection with a registered direct offering that were classified as a liability and accounted for as a derivative instrument in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The valuation of the warrants is determined using the Black-Scholes model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk-free interest rate and expected life of the instrument. The Company has determined that the inputs associated with fair value determination are readily observable and as a result the instrument is classified within Level 2 of the fair-value hierarchy.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements

Restricted Stock

The Company owns 100,000 shares of restricted common stock of AEMD. At June 30, 2008, the valuation of such stock is determined utilizing the current quoted market price of AEMD which is then discounted to reflect the lack of marketability of the stock held due to the selling restrictions as stated in the agreement to purchase these shares. The Company has determined that the inputs associated with the fair value determination are readily observable and as a result the instrument was classified within Level 2 of the fair-value hierarchy.

Money Market Funds and Treasury Bills

Cash and cash equivalents includes a money market account valued at $14,734,153. The Company also has a U.S. treasury bill totaling $203,172.

The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008

	Level 1	Level 2	Level 3	Balance at June 30, 2008
Assets
Restricted stock	$—	$28,700	$—	$28,700
Money market funds	14,734,153			14,734,153
Treasury bills	203,172			203,172
Liabilities
Derivative financial instruments	$—	$2,025,401	$—	$2,025,401

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

Note 9: Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” ("FIN No. 48"), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the financial statements in the 2007 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax assets.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in their balance sheet under the provisions of FIN No. 48.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-Q, including statements of our and management’s expectations, intentions, plans, objectives and beliefs, including those contained in or implied by “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that is subject to certain events, risks and uncertainties that may be outside our control. These forward-looking statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. They include statements of our future plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations, the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2008 (the “2007 Form 10-K”), under Item 1, “Description of Business,” Item 1A, “Risk Factors,” and other risk factors described from time to time in our other documents and reports filed with the SEC. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason. We advise you to review any additional disclosures we make in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K filed with the SEC.

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

In April 2008, the Institutional Review Board of the University of Maryland Medical Center approved its participation in the Phase III study. In June 2008, St. Luke’s Cancer Center of Bethlehem, PA; Albany Medical Center of Albany, NY; Atlantic Melanoma Center of Atlantic Health in New Jersey; and the University of Texas Medical Branch at Galveston, Texas joined Delcath’s Phase III clinical trials for the treatment of inoperable metastatic melanoma in the liver. The Phase III study is being led by the National Cancer Institute which previously approved the study’s expansion to a multi-center trial. Delcath and each of these centers has entered into a clinical research agreement.

In July 2008, we hired two senior executives in order to accelerate the Phase III clinical trials towards commercialization. We hired a Chief Medical Officer to oversee the expansion of clinical activity towards the conclusion of our first Phase III clinical trial, and we hired an experienced candidate to fill the newly created position of Senior Vice President of Regulatory Affairs and Quality Systems to manage the extensive FDA process.

Over the next 12 months, we expect to continue to incur substantial expenses related to the research and development of our technology, including Phase III and Phase II clinical trials using Melphalan with the Delcath System. Additional funds, when available, will be committed to pre-clinical and clinical trials for the use of other chemotherapy agents with the Delcath System for the treatment of liver cancer, and the development of additional products and components. We will also continue our efforts to qualify additional sources of the key components of our device, in an effort to further reduce manufacturing costs and minimize dependency on a single source of supply.

Results of Operations for the Three Months Ended June 30, 2008

We had a net loss for the three months ended June 30, 2008 of $2,420,274, which is $241,260 more than the net loss from continuing operations for the same period in 2007.  This increase is primarily due to a derivative instrument expense we recognized during the quarter ended June 30, 2008 with respect to the warrants issued in the September 2007 registered direct offering.

General and administrative expenses decreased from $1,072,465 during the three months ended June 30, 2007 to $699,136 for the three months ended June 30, 2008. Additional charges to general operations were incurred during this period in 2007 by share-based compensation for options granted to new members of the Board of Directors. Further, the cashless exercise of options by outgoing members of the Board of Directors in 2007 resulted in additional charges to general operations.

During the three months ended June 30, 2008, we incurred $1,099,488 in research and development costs, as compared to $1,194,439 during the corresponding period in 2007. Research and development expenses increased during the quarter ended June 30, 2008 due to the exploration of new and improved filter technology along with accelerated clinical development costs relating to all facets of the Delcath drug delivery system.  However, reported research and development expenses decreased during the quarter ended June 30, 2008 as compared with the corresponding period in the prior year due to a decrease in the expense recognized in connection with options to purchase our common stock that we issued during the quarter ended June 30, 2007 to the then-new directors and officers.

Interest income shown is from our money market and Treasury note investments. During the three months ended June 30, 2008, the Company had interest income of $50,002, as compared to interest income of $87,890 for the same period in 2007. This decrease is primarily due to a substantially reduced interest earning rate on our investments. There was no other income during the three months ended June 30, 2008 or the comparable period in 2007.

Results of Operations for the Six Months Ended June 30, 2008

We have operated at a loss for our entire history. We had a net loss for the six months ended June 30, 2008 of $3,478,020, which is a $24,892 increase in the net loss for the same period in 2007. The increase in net loss in 2008 is attributable to $473,401 of derivative instrument expense that was offset by a decrease of $428,090 of operating expenses and positively affected by an increase of $20,419 in interest income in 2008.

General and administrative expenses decreased from $1,573,284 during the six months ended June 30, 2007 to $1,140,140 for the six months ended June 30, 2008, which is a decrease of $433,144, or 27.5%. This decrease is primarily attributed to the additional expenses incurred in 2007 by the cashless exercise of options by outgoing directors, expenses incurred in issuing options in 2007 to new directors, and the higher legal fees paid last year as part of the final resolution of various legal matters.

During the six months ended June 30, 2008, we incurred $2,088,444 in research and development costs, as compared to $2,083,390 during the first quarter of 2007, an increase of $5,054. Research and development expenses increased during the six months ended June 30, 2008 due to exploration of new and improved filter technology to remove current and future therapeutic agents that can be used with the Delcath PHP system.  However, reported research and development expenses decreased during the six months ended June 30, 2008 as compared with the corresponding period in the prior year because of a decrease in the expense recognized in connection with options to purchase our common stock that we issued during the six months ended June 30, 2007 to the then-new directors and officers.

Interest income shown is from our money market and Treasury bill and note investments. During the six months ended June 30, 2008, the Company had interest income of $223,965, as compared to interest income of $203,546, or a 10% change, for the same period in 2007. This increase is due to the investment of the net proceeds from the sale of our common stock and warrants that was received during the third quarter of fiscal 2007 but at a substantially reduced interest rate from last year.

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

At June 30, 2008, we had cash and cash equivalents of $14,763,123, as compared to $7,886,937 at December 31, 2007 and $6,416,756 at June 30, 2007. Nearly all of our funds are currently invested in money market accounts which are shown in our financial statements as part of “Cash and Cash Equivalents.” In the year ended December 31, 2007, our invested funds were nearly equally divided between money market accounts and Treasury bills and notes.

During the six months ended June 30, 2008, we used $2,744,829 of cash in our operating activities.  This amount compares to $3,066,946 used in our operating activities during the comparable six-month period in 2007. This decrease of $322,117, or 10.5%, is primarily due to final payments in 2007 to various parties as part of the settlements of the lawsuits that had commenced in 2006.

We have funded our operations through a combination of private placements of our securities and through proceeds of our public offerings. Please see the detailed discussion of our various sales of securities described in Note 2 to our financial statements included in our 2007 Form 10-K. Over the last 18 months, we received approximately $1.3 million on exercise of warrants and options in 2007, and approximately $13.3 million from a registered direct offering we completed in 2007.

Critical Accounting Estimates

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

We consider the valuation allowance for the deferred tax assets to be a significant accounting estimate. In applying SFAS No. 109, “Accounting for Income Taxes,” management estimates future taxable income from operations and tax planning strategies in determining if it is more likely than not that we will realize the benefits of our deferred tax assets. Management believes that we do not have any uncertain tax positions as defined under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

We have adopted the provisions of SFAS 123R. SFAS 123R establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). Effective January 1, 2006, we adopted the modified prospective approach and, accordingly, prior period amounts have not been restated. Under this approach, we are required to record compensation cost for all share-based payments granted after the date of adoption based upon the grant date fair value, estimated in accordance with the provisions of SFAS 123R, and for the unvested portion of all share-based payments previously granted that remain outstanding based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123. We have expensed our share-based compensation for share-based payments granted after January 1, 2006 under the ratable method, which treats each vesting tranche as if it were an individual grant.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The adoption of SFAS No. 157 did not have a material effect on the carrying values of our assets.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s marketable securities consist of short-term and/or variable rate instruments and, therefore, a change in interest rates would not have a material impact on the value of these securities.

In January 2008, the Company entered into a research and development agreement with Aethlon Medical, Inc. (“AEMD”), a publicly traded company whose securities are quoted on the Over the Counter Bulletin Board. As part of this agreement, the Company received 100,000 shares of restricted common stock of AEMD. The Company allocated $46,200 of the cost of the agreement to the fair value of the common stock acquired, using the closing stock price at the date of the agreement and then discounting that value due to certain sale restrictions on the stock being held. The investment is classified as an available for sale security and had a fair value on June 30, 2008 of $28,700, which included a gross unrealized loss of $17,500, which is included as a component of comprehensive loss.

The Company measures all derivatives, including certain derivatives embedded in contracts, at fair value and recognizes them in the balance sheet as an asset or a liability, depending on the Company’s rights and obligations under the applicable derivative contract. In 2007, the Company completed a registered direct offering of 3,833,108 shares of its Common Stock and the issuance of warrants to purchase an additional 1,916,554 shares of common stock to institutional and accredited investors. The Company received net proceeds of $13,303,267 in this transaction. The Company allocated $4,269,000 of the total proceeds to warrants. The shares were offered by the Company pursuant to an effective shelf registration statement on Form S-3, which was filed with the Securities and Exchange Commission on May 25, 2007 and was declared effective on June 7, 2007 (File No. 333-143280). The $4,269,000 in proceeds allocated to the warrants was classified as a liability in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock.” The warrants may require cash settlement in the event of certain circumstances, including the Company’s inability to deliver registered shares upon the exercise of the warrants by such warrant holders. The warrants also contain a cashless exercise feature in certain circumstances. Accordingly, the warrants have been accounted for as derivative instrument liabilities which are subject to mark-to-market adjustment in each period. As a result, for the six month period ended June 30, 2008, the Company recorded pre-tax derivative instrument expense of $473,401. The resulting derivative instrument liability totaled $2,025,401 at June 30, 2008. Management believes that the possibility of an actual cash settlement with a warrant holder of the recorded liability is quite remote, and expects that the warrants will either be exercised or expire worthless, at which point the then existing derivative liability will be credited to equity. The fair value of the warrants was determined by using the Black-Scholes model assuming a risk-free interest rate of 3.34%, volatility of 71.54% and an expected life equal to the September 24, 2012 contractual life of the warrants.

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

PART II:
OTHER INFORMATION

Item 1. Legal Proceedings

We have been involved in a legal proceeding that was originally filed on August 12, 2005 in the United States District Court, District of Connecticut against Elizabeth L. Enney (the “Defendant”). The named plaintiffs are Delcath Systems, Inc. and M.S. Koly (former CEO, President, Treasurer and director of Delcath), individually and as a director of Delcath Systems, Inc. (collectively, the “Plaintiffs”). The operative complaint sought damages for libel. In May 2006, the libel claims were dismissed for lack of personal jurisdiction, and in July 2006, Plaintiffs filed a new libel claim in the United States District Court for the Northern District of Georgia. On November 1, 2006, Defendant filed a Motion for Judgment claiming that Plaintiffs’ complaint and the attachments thereto, on their face, were insufficient to support Plaintiffs’ libel claim as a matter of law. On December 22, 2006, Defendant filed a motion under Rule 11 of the Federal Rules of Civil Procedure seeking an order directing payment to the Defendant of reasonable attorneys’ fees and expenses by Plaintiff. On April 19, 2007, the entire action was ordered and adjudged to be dismissed, and the Defendant was granted recovery of her costs, however, her motion for sanctions against the Plaintiffs was denied.

On May 21, 2007, Defendant filed an appeal to the United States Court of Appeals for the 11th Circuit from the final judgment and order of the court entered on April 19, 2007 denying Defendant’s motion for sanctions against the Plaintiffs. On March 7, 2008, the Court of Appeals found that the District Court abused its discretion by denying the Defendant’s motion for sanctions, and reversed the District Court’s order and remanded it to the District Court for further proceedings to determine the appropriate amount of the sanctions. On July 2, 2008, the Defendant moved in the District Court for an award of attorneys’ fees and expenses she claims was occasioned by this lawsuit in the amount of $418,338.05. We intend to vigorously dispute the matter. However, no assurance can be given concerning the amount of the sanctions, if any, for which we may ultimately be held liable.

Item 1A. Risk Factors

Our 2007 Form 10-K contains a detailed discussion of certain risk factors that could materially adversely affect our business, operating results or financial condition. There were no material changes in these risk factors since such disclosure.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2008, the Company granted 10,000 shares of common stock to its President and CEO, Richard L. Taney, in accordance with the terms of Mr. Taney's Employment Agreement dated as of July 2, 2007.  The shares of stock had a fair value of $2.19 per share. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The Company believed that the exemption was available because the offer and sale of the securities did not involve a public offering or an underwriter.

On June 30, 2008, the Company’s Compensation and Stock Option Committee of the Board of Directors approved a grant of 10,000 shares of the Company’s common stock to each of its four non-employee directors as compensation for the director’s service on the Company's Board of Directors, for an aggregate of 40,000 shares of common stock. The shares had a fair value of $2.47 per share.  The Company relied upon the exemption from registration provided by Section 4(2) of the Act. The Company believed that the exemption was available because the offer and sale of the securities did not involve a public offering or an underwriter.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 4, 2008, the Company held its 2008 Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of one Class II director to serve on the Company’s Board until the Annual Meeting of Stockholders in 2011 and until his successor is duly elected and qualified.

The stockholders voted 18,754,434 shares in favor of electing Richard Taney to serve as a Class II director and withheld authority to vote 1,346,791 shares.

Each of the Company’s other directors, Dr. Laura A. Philips and Jonathan J. Lewis, MD, Class III directors, and Harold S. Koplewicz, MD and Robert B. Ladd, Class I directors, is currently serving a term of office that continued after the meeting. The term of office for the Class III and Class I directors will continue until the Annual Meeting of the Company’s Stockholders in 2009 and 2010, respectively.

In addition, the stockholders voted on a proposal to ratify the Board’s selection of Carlin, Charron, & Rosen, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008. Votes in favor of the proposal to ratify the Company’s independent auditors were 17,740,865; votes against the proposal were 412,564; and votes abstaining were 1,947,796.

Item 5. Other Information

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last disclosed such procedures in our proxy statement filed in connection with our Annual Meeting of Stockholders held on June 4, 2008.

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

July 25, 2008	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Paul M. Feinstein
Paul M. Feinstein
Chief Financial Officer and Treasurer (on behalf of the registrant and as the principal financial and accounting officer of the registrant)