Form 10-Q
period 2010-06-30
DELCATH SYSTEMS INC
filed 2010-07-29
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2010.

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-16133

DELCATH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue, Suite 3505, New York, New York 10019

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

Yes o No o

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
Yes o  No x
As of July 27, 2010, 37,680,063 shares of the Company’s common stock, $0.01 par value were outstanding.

DELCATH SYSTEMS, INC.
(A Development Stage Company)

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
(A Development Stage Company)

PART I:

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Index to Financial Statements

Page
Condensed Balance Sheets June 30, 2010 and December 31, 2009	F-1

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and Cumulative from Inception (August 5, 1988) to June 30, 2010	F-2

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and Cumulative from Inception (August 5, 1988) to June 30, 2010	F-3

Notes to Condensed Financial Statements	F-4 – F-8

DELCATH SYSTEMS, INC.
(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Assets:
Current assets
Cash and cash equivalents	$23,854,122	$35,486,319
Investments – CDs	3,235,000	–
Prepaid expenses and other assets	965,114	799,416
Total current assets	28,054,236	36,285,735
Property, plant and equipment
Furniture and fixtures	$414,371	$36,800
Computers and equipment	279,318	78,063
Leasehold improvements	790,294	431,425
	1,483,983	546,288
Less: accumulated depreciation	(180,187)	(24,982)
Property, plant and equipment, net	1,303,796	521,306
Total assets	$29,358,032	$36,807,041

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$1,860,600	$1,841,480
Warrant liability	10,718,300	11,207,214
Total current liabilities	12,578,900	13,048,694

Deferred revenue	300,000	–

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.01 par value; 70,000,000 shares authorized; 37,708,163 and 36,223,097 shares issued and 37,680,063 and 36,194,997 outstanding at June 30, 2010 and December 31, 2009, respectively	377,082	362,231
Additional paid-in capital	107,383,771	92,835,174
Deficit accumulated during the development stage	(91,213,418)	(69,371,755)
Treasury stock, at cost; 28,100 shares at June 30, 2010 and December 31, 2009	(51,103)	(51,103)
Accumulated other comprehensive loss	(17,200)	(16,200)
Total stockholders’ equity	16,479,132	23,758,347
Total liabilities and stockholders’ equity	$29,358,032	$36,807,041

See accompanying notes to condensed financial statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)

Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from Inception (Aug 5, 1988) to June 30,
	2010	2009	2010	2009	2010
Costs and expenses:
General and administrative expenses	$3,702,123	$246,378	$6,248,295	$721,341	$32,926,099
Research and development costs	4,603,110	2,195,036	7,544,219	3,656,226	46,578,685
Total costs and expenses	$8,305,233	$2,441,414	$13,792,514	$4,377,567	$79,504,784
Operating loss	(8,305,233)	(2,441,414)	(13,792,514)	(4,377,567)	(79,504,784)
Change in fair value of warrant liability, net	634,694	(3,904,379)	(8,053,023)	(4,466,157)	(12,800,258)
Interest income	2,610	18,167	3,875	68,928	2,864,456
Other income	–	–	–	1,689	(102,753)
Interest expense	–	–	–	–	(171,473)
Net Loss	(7,667,929)	(6,327,626)	(21,841,662)	(8,773,107)	(89,714,812)
Other comprehensive income (loss)	(9,000)	17,000	(1,000)	14,000	(17,200)
Total comprehensive loss	$(7,676,929)	$(6,310,626)	$(21,842,662)	$(8,759,107)	$(89,732,012)
Common share data:
Basic and diluted loss per share	$(0.21)	$(0.25)	$(0.60)	$(0.34)

Weighted average number of shares of common stock outstanding	37,090,559	25,528,282	36,676,944	25,455,818

See accompanying notes to condensed financial statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,		Cumulative from inception (Aug. 5, 1988) to June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(21,841,662)	$(8,773,107)	$(89,714,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,542,685	120,555	8,481,624
Stock and warrant compensation expense	1,020,198	80,667	2,900,892
Depreciation expense	175,056	2,931	234,799
Loss on disposal of furniture and fixtures	6,730	–	10,172
Amortization of organization costs	–	–	42,165
Non-cash interest income	(3,051)	(32,928)	(10,955)
Warrant liability fair value adjustment	8,053,023	4,466,157	12,800,258
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(163,647)	(291,442)	(933,063)
Increase (decrease) in accounts payable and accrued expenses	19,120	(359,406)	1,860,600
Deferred revenue	300,000	–	300,000
Net cash used in operating activities	$(10,891,548)	$(4,786,573)	$(64,028,320)
Cash flows from investing activities:
Purchase of equipment or furniture and fixtures	$(964,276)	$–	$(1,548,968)
Purchase of short-term investments	(3,235,000)	–	(44,646,452)
Proceeds from sale of equipment	–	–	200
Purchase of marketable equity securities	–	–	(46,200)
Proceeds from maturities of short-term investments	–	2,608,614	41,419,356
Organization costs	–	–	(42,165)
Net cash (used in) provided by investing activities	$(4,199,276)	$2,608,614	$(4,864,229)
Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	$3,458,627	$2,674,399	$91,592,345
Repurchases of common stock	–	–	(51,103)
Dividends paid on preferred stock	–	–	(499,535)
Proceeds from short-term borrowings	–	–	1,704,964
Net cash provided by financing activities	$3,458,627	$2,674,399	$92,746,671
(Decrease) increase in cash and cash equivalents	(11,632,197)	496,440	23,854,122
Cash and cash equivalents at beginning of period	35,486,319	6,939,233	–
Cash and cash equivalents at end of period	$23,854,122	$7,435,673	$23,854,122
Supplemental cash flow information:
Cash paid for interest	–	–	171,473
Supplemental non-cash activities:
Cashless exercise of stock options	$424,332	$–	$544,116
Fair value of warrants issued	–	–2,190,979	6,459,979
Fair value of warrants reclassified from liability to additional paid-in capital upon exercise	8,541,937	–	–

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements

Note 1:	Description of Business

Delcath Systems, Inc. is a development stage, specialty pharmaceutical and medical device company focused on oncology. Delcath’s proprietary system for chemosaturation is designed to administer high dose chemotherapy and other therapeutic agents to diseased organs or regions of the body, while controlling the systemic exposure of those agents. The Company’s initial focus is on the treatment of primary and metastatic liver cancers.  Delcath recently concluded a Phase III metastatic melanoma study, and the Company is currently conducting a multi-arm Phase II trial to treat other liver cancers. The Company has not yet received FDA or any foreign regulatory approval for commercial sale of its system.

Note 2:  Basis of Financial Statement Presentation

The accompanying condensed financial statements are unaudited and were prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The unaudited interim condensed financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2010 and 2009, and cumulative from inception (August 5, 1988) to June 30, 2010. In connection with the preparation of the condensed financial statements and in accordance with the recently issued Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 855-10, the Company evaluated subsequent events through the date of filing.

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

The Company also holds shares of Aethlon Medical which are valued at $29,000 and are classified as an available for sale security in Prepaid expenses and other assets. The change in value is recorded in Accumulated other comprehensive loss on the Balance Sheet and is reflected in Other comprehensive income (loss) on the Condensed Statements of Operations and Comprehensive Income.

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

During 2000, 2001, 2004 and 2009, respectively, the 2000 and 2001 Stock Option Plans and the 2004 and 2009 Stock Incentive Plans became effective. Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for the six month period ended June 30, 2010 is as follows:
	The Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2009	3,345,000	$1.23 – $6.18	$3.72	6.58
Granted	408,000	5.28 – 15.54	12.09	-
Forfeited	(25,000)	4.12 – 6.18	4.81	-
Exercised	(140,000)	1.43 – 6.18	3.27	-
Outstanding at June 30, 2010	3,588,000	$1.23-$15.54	$4.49	6.67
For the three and six months ended June 30, 2010, the Company recognized compensation expense of $568,891 and $1,119,090, respectively, relating to options granted in previous years and $379,958 and $423,595, respectively, relating to options granted during 2010.

The Company uses an option pricing model to determine the fair value of stock options on the date of grant. The Company has expensed its share-based compensation for share-based payments granted under the ratable method, which treats each vesting tranche as if it were an individual grant.

The assumptions used in the option pricing model are as follows:
	Six Months Ended June 30,
	2010	2009
Dividend yield	None	None
Expected volatility	72.16% - 75.04%	74.83% - 85.05%
Weighted average volatility	73.04%	76.53%
Risk-free interest rates	2.16% - 3.11%	1.01% - 1.63%
Expected life (in years)	5.5 – 6.0	2.5
During the three months ended June 30, 2010, the Company awarded 30,000 shares of restricted stock to three members of our Board of Directors. These shares had an issuance value equal to the common stock value at the date of grant and vested immediately. The Company recognized compensation expense of $370,200 relating to this grant of restricted shares. For the three and six months ended June 30, 2010, the Company recognized compensation expense of $308,816 and 650,298, respectively, relating to restricted stock granted in previous years and $370,200 relating to restricted stock granted during 2010.

Note 5:	Assets and Liabilities Measured at Fair Value

Derivative warrant liability

The Company allocated part of the proceeds of a private placement and a public offering of the Company’s common stock to warrants issued in connection with such transactions. The Company determined that these warrants should be classified as liabilities rather than equity.  The valuation of the warrants is determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.   The Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the model against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in FASB ASC 820-10-35. There are six inputs: the closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on our historical practice of not granting dividends. The closing price of the Company’s common stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (820-10-35-40). The riskless rate of return is a Level 2 input as defined in 820-10-35-48, while the historical volatility is a Level 3 input as defined in FASB ASC 820-10-55-22. Since the lowest level input is a Level 3, the Company determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

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

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the “2007 Warrants” and together with the 2009 Warrants, the “Warrants”) in a private placement to institutional and accredited investors. The Company received net proceeds of $13,303,267 in this transaction. The Company allocated $4,269,000 of the total proceeds to 2007 Warrants. The 2007 Warrants were initially exercisable at $4.53 per share beginning six months after the issuance thereof and on or prior to the fifth anniversary of the issuance thereof. As required by the 2007 Warrants agreement, both the exercise price and number of warrants were adjusted following the Company’s June 9, 2009 sale of common stock. A total of 861,889 shares of common stock were issued pursuant to exercises of the 2007 Warrants during the six months ended June 30, 2010.  The 2007 Warrants are currently exercisable at $3.44 per share with 1,558,435 warrants outstanding. The shares were issued pursuant to an effective registration statement on Form S-3.

The $2,190,979 in proceeds allocated to the 2009 Warrants and the $4,269,000 in proceeds allocated to the 2007 Warrants are classified as liabilities. The terms of the Warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the six month period ended June 30, 2010, the Company recorded the change in fair value of the warrant liability as pre-tax derivative instrument income of $8,053,023. The resulting warrant liability totaled $10,718,300 at June 30, 2010. The fair value of the Warrants at June 30, 2010 was determined by using  an option pricing model assuming a risk free interest rate of 1.38% for the 2009 Warrants and 0.70% for the 2007 Warrants, volatility of 78.21% for the 2009 Warrants and 81.29% for the 2007 Warrants and an expected life equal to the contractual life of the Warrants (June 2014 and September 2012, respectively).

Management believes that the possibility of an actual cash settlement with a warrant holder is quite remote, and expects that the Warrants will either be exercised or expire worthless, at which point the then existing warrant liability will be credited to stockholders’ equity. During the six months ended June 30, 2010, 861,889 of the 2007 Warrants were exercised. As a result,  $8,541,937 of the liability was credited to stockholders’ equity.

Money Market Funds

Cash and cash equivalents includes a money market account valued at $23,854,122.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2010

	Level 1	Level 2	Level 3	Balance at June 30, 2010
Assets
Marketable equity securities	$29,000	$–	$–	$29,000
Money market funds	23,442,029	–	–	23,442,029
Total Assets	$23,471,029	$–	$–	$23,471,029
Liabilities
Warrant liability	$–	$–	$10,718,300	$10,718,300
Total Liabilities	$–	$–	$10,718,300	$10,718,300

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Liability
Beginning balance	$11,207,214
Total increase in the liability included as a charge to earnings	8,053,023
Total liability reclassified to additional paid in capital upon exercise of warrants	(8,541,937)
Ending balance	$10,718,300

Note 6: Research and Distribution Agreement

On February 9, 2010, the Company entered into a research and distribution agreement with Chi-Fu Trading Co., Ltd. (the “Research and Distribution Agreement”). The Research and Distribution Agreement grants Chi-Fu the exclusive right to promote, market, sell and distribute the Delcath system for chemosaturation therapy in Taiwan for hepatic malignancies and infectious disease upon Taiwan Food and Drug Administration (“TFDA”) approval, and for any other TFDA approved indications for treatment using the Delcath system for chemosaturation therapy (collectively, the “Field of Use”). The Research and Distribution Agreement also grants Chi-Fu the right to extend its exclusive distribution rights to Singapore, subject to the satisfaction of certain conditions.

Pursuant to the Research and Distribution Agreement Chi-Fu will plan, fund and manage clinical studies of the Delcath system for chemosaturation therapy in the Field of Use with initial focus on the treatment of hepatic malignancies at not less than two and up to four sites in Taiwan, and will promptly file for TFDA approval of the Delcath system for chemosaturation therapy for as many indications of use as possible, promptly following Delcath’s receipt of U.S. Food and Drug Administration (“FDA”) approval of the Delcath system for chemosaturation therapy. Chi-Fu’s exclusive right to market, sell and distribute the Delcath system for chemosaturation therapy in Taiwan in the Field of Use will begin on the date TFDA approval of the Delcath system for chemosaturation therapy is granted and will continue for the term of the Research and Distribution Agreement.  Beginning on the first day of the month in which TFDA approval is obtained, Chi-Fu is obligated to purchase a minimum number of Delcath systems annually during the term of the Research and Distribution Agreement; with such minimum purchase requirements to increase annually over the remaining term of the Research and Distribution Agreement.  The Research and Distribution Agreement requires Chi-Fu to pay Delcath $1 million  in milestone payments, comprised of $300,000 paid upon execution of the Research and Distribution Agreement and the balance in two installments, upon receipt of the CE Mark and upon receipt of FDA approval.

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

Note 7:	Taxes

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

For the six months ended June 30, 2010, the Company recorded a state capital tax benefit of $125,000. This benefit is a result of State of New York legislation, which allows companies to obtain cash refunds from the State of New York at a rate of 100% of their annual research and development expense credits, limited to $250,000 per year. Since this is not an income tax benefit, it is reflected as a component of general and administrative expenses.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly  Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in the Company’s Annual Report on Form 10-K in Item 1A under “Risk Factors” as well as in this report under “risk Factors” in Part II, Item 1A and Part I, Item 3 “Qualitative and Quantitative Disclosures About Market Risk”.  These forward-looking statements include, but are not limited to, statements about:

•	the progress and results of our research and development programs;
•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•	the results and timing of our clinical trials and the commencement of future clinical trials;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully manufacture and commercialize the Delcath system; and
•	our ability to successfully negotiate and enter into agreements with strategic and corporate partners.

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

Delcath and The Delcath PHP System are registered trademarks of Delcath Systems, Inc.  All rights reserved.

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Financial Statements of this report and Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K.

We are a development stage, specialty pharmaceutical and medical device company focused on oncology. Since our inception, we have focused our efforts on the development of the Delcath system for chemosaturation therapy. Our proprietary system is designed to administer high-dose chemotherapy and other therapeutic agents to diseased organs or regions of the body.  The Delcath system for chemosaturation therapy provides concentrated regional therapy by isolating the circulatory system of the target organ to directly deliver saturating doses of anti-cancer agents, while controlling systemic exposure to, and side effects from those agents by filtering the chemotherapeutic-laden blood prior to returning it to the patient.  The Delcath system for chemosaturation therapy involves a series of three catheter insertions, each of which is made through standard interventional techniques.  The procedure is minimally invasive and repeatable allowing for multiple courses of treatment with chemotherapeutic drugs and with a recovery period that is generally shorter than surgical alternatives such as resection.

Our initial focus is on cancers of the liver.  Currently, the Delcath system for chemosaturation therapy is designed to deliver high doses of melphalan hydrochloride, or melphalan, directly to the liver for treatment of metastatic melanoma.  We recently concluded a Phase III clinical trial and are currently conducting a multi-arm Phase II clinical trial of the Delcath system with melphalan in patients with metastatic ocular and cutaneous melanoma to the liver. The Phase III and Phase II clinical trials are subject to the terms and conditions of a Cooperative Research and Development Agreement, or CRADA, between us and the National Cancer Institute, or NCI. The United States Food and Drug Administration, or FDA, has informed us that the Delcath system for chemosaturation therapy with melphalan will be regulated as a drug. In Europe, we expect the system to be regulated as a device. Before we can market the Delcath system for chemosaturation therapy in the United States, we must obtain FDA approval of the drug and device under a Section 505(b)(2) new drug application, or NDA.  We initiated our rolling NDA submission to the FDA at the end of April 2010.  The Delcath system for chemosaturation therapy is not currently approved by the FDA or any other regulatory body, and it cannot be marketed in the United States or elsewhere without regulatory approval.

We believe that the Delcath system for chemosaturation therapy is a platform technology that may have broader applicability to treat cancers in other organs and body regions, as well as other indications.  We intend to develop the system for use with other chemotherapeutic agents, as well as other drug compounds.  We are continuing our research and development efforts with respect to other chemotherapeutic agents and will need to seek approval for escalating doses of anti-cancer agents, including melphalan, for use with our chemosaturation system.

On April 21, 2010, we announced that our Phase III clinical trial of the Delcath system for chemosaturation therapy with melphalan in patients with liver cancer had successfully met the study’s primary endpoint of extended hepatic progression-free survival, or hPFS, in patients with melanoma metastases to the liver.  These results were based on an independently corroborated intent-to-treat analysis. Patients in the Phase III clinical trial were randomized into one of two treatment arms, including immediate treatment with melphalan via the Delcath system for chemosaturation or treatment with best alternative care. Comparing treatment with the Delcath system with melphalan to best alternative care, based on independent core lab review of patient scans, the statistical analysis revealed that the Delcath system for chemosaturation therapy with melphalan patients had a statistically significant longer median hPFS of 214 days compared to 70 days in the best alternative care control arm. This reflects a 144-day prolongation of hPFS over that of the best alternative care control arm, with less than half the risk of progression and/or death in the Delcath system with melphalan group compared to the best alternative care control group.

In addition to our Phase III occular and cutaneous metastatic melanoma clinical trial, we are conducting a separate Phase II clinical trial of the Delcath system for chemosaturation therapy with melphalan in patients with primary and metastatic liver cancer, stratified into four arms: neuroendocrine tumors (carcinoid and islet cell tumors), hepatocellular carcinoma (primary liver cancer), ocular or cutaneous melanoma (eye or skin cancer who have been previously treated with regional therapy using melphalan), and metastatic adenocarcinoma (glandular cancer).

We also intend to conduct a clinical trial of the Delcath system for chemosaturation therapy with doxorubicin for patients suffering from primary liver cancer.  Our current intent is to conduct this trial in Asia and we plan to seek one or more corporate partners to help fund our efforts prior to commencing this study.

We continue to actively pursue strategic partners to develop markets in China, Korea, Japan and Europe. We are also pursuing United States pharmaceutical partners to co-develop and fund additional indications for the Delcath system for chemosaturation.

We plan to seek one or more corporate partners to market products outside the United States. We believe distribution or corporate partnering arrangements internationally will be cost effective, can be implemented more quickly than a direct sales force and will enable us to capitalize on local marketing expertise in the countries we target.  We intend to market the Delcath system for chemosaturation in the United States ourselves focusing our initial marketing efforts on the over fifty NCI-designated cancer centers in the United States, beginning with the hospitals participating in the Phase III clinical trial. We plan to focus our efforts on three distinct groups of medical specialists in these comprehensive cancer centers:

•	surgical oncologists who administer the Delcath system for chemosaturation;

•	medical oncologists who have initial responsibility for cancer patients; and

•	interventional radiologists who are physicians specialized in working with catheter-based systems

The successful development of the Delcath system for chemosaturation therapy is highly uncertain, and development costs and timelines can vary significantly and are difficult to accurately predict.  Various statutes and regulations also impact the manufacturing, safety, labeling, storage, record keeping and marketing of our system.  The lengthy process of completing clinical trials, seeking FDA and foreign regulatory approvals and subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources.  Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially, adversely affect our business.  To date, we have not received approval for the sale of our system in any market and, therefore, have not generated any revenues.

Our expenses generally include costs for clinical studies, securing patents, regulatory activities, manufacturing and sourcing, personnel, rent for our facilities, and general corporate and working capital, including general and administrative expenses.  Because we have no approved product and no commercial sales, we will continue to be dependent upon existing cash, the sale of equity or debt securities, or establishing strategic alliances with appropriate partners to fund future activities. We cannot be assured that we will obtain FDA or other foreign regulatory approval for our Delcath system for chemosaturation, that we will have, or could raise, sufficient financial resources to sustain our operations pending FDA or any other foreign regulatory approval, or that, if and when the required approvals are obtained, there will be a market for our product.

We expect that the amount of capital required for operations including preparation of the Company’s submission to the FDA, operations at the manufacturing facility in upstate New York, and efforts to commericialize the Delcath system for chemosaturation will continue to increase over the coming months.  We believe that we have sufficient capital for operations through 2010.

We are a development stage company, and since our inception we have raised approximately $91.6 million (net of fundraising expenses).  We have financed our operations primarily through public and private placements of equity securities.  We have incurred net losses since we were founded and we expect to continue to incur significant and increasing net losses over the year.

Results of Operations

Three Months Ended June 30, 2010 and June 30, 2009

We have operated at a loss for our entire history.  We had a net loss for the three months ended June 30, 2010, of $7.7 million, which is a $1.4 million increase in the net loss for the same period in 2009.  The increase in net loss is due to an increase of $5.9 million in total costs, which was offset by a $4.5 million change in the value of the warrant derivative instrument.

Our operating loss for the three months ended June 30, 2010 was $8.3 million, of which $1.6 million is non-cash expense related to stock option and restricted stock grants made under our 2004 and 2009 Stock Option Plans as discussed in more detail in Note 5 of this filing. This compares to an operating loss for the three months ended June 30, 2009 of $2.4 million, of which $100,000 was non-cash expense related to stock option and restricted stock grants made under our 2004 and 2009 Stock Option Plans.

During the second quarter of 2009 we had seven full-time employees. At the end of the second quarter of 2010, we had 32 full-time employees and have expanded nearly every department throughout the Company. The increase in total costs can be primarily attributed to the Company’s growth, which has led to an increase in payroll and overhead expenses, as well as non-cash stock and option expense. Additionally, our continued preparations for FDA and foreign regulatory approvals, research and development activity, and commercialization plans have contributed to the rise in our total costs and expenses. We anticipate continued increases in our total costs and expenses throughout 2010.

General and administrative expenses increased by $3.5 million, from $246,000 during the three months ended June 30, 2009 to $3.7 million for the three months ended June 30, 2010.  The Company has continued its progress in transitioning from a development stage company focused solely on research and development activites to a commercial enterprise with staff dedicated to commercializing the Delcath system for chemosaturation therapy. The increase in the Company’s general and administrative expenses is commensurate with these commercialization efforts. A significant portion of this increase is related to our increase in staffing and related overhead in order to expand our Marketing and Sales, Finance, and Manufacturing departments.

For the three months ended June 30, 2010, research and development expenses increased by 109%, from $2.2 million during the second quarter of 2009 to $4.6 million, an increase of $2.4 million. Our recent hiring has contributed to a marked increase in research and development expenses. Our facility in Queensbury is now operational and we have expanded both our Research and Development and Regulatory and Quality Assurance departments. Additionally, we have focused substantial efforts to completing our submission for FDA approval of the Delcath system for chemosaturation therapy for the treatment of ocular and cutaneous metastatic melanoma to the liver wth melphalan as well our efforts to prepare and submit other application for approval of the Delcath system outside the United States.

Interest income is from our money market account and certificates of deposit. During the three months ended June 30, 2010, the Company had interest income of $2,610, as compared to $18,167 for the same period in 2009.  This decrease is principally due to market conditions which continue to yield a lower percentage of return than in previous years.

Six Months Ended June 30, 2010 and June 30, 2009

We had a net loss for the six months ended June 30, 2010, of $21.8 million, which is a $13.0 million increase in the net loss for the same period in 2009.  The increase in net loss is due to an $3.6 million increase in warrant derivative instrument expense related to the Warrants, as well as an increase of $9.4 million in total costs.

Our operating loss for the six months ended June 30, 2010 was $13.8 million, of which $2.6 million is non-cash expense related to stock option and restricted stock grants made under our 2004 and 2009 Stock Option Plans as discussed in more detail in Note 5 of this filing. This compares to an operating loss for the six months ended June 30, 2009 of $4.4 million, of which $200,000 was non-cash expense related to stock option and restricted stock grants made under our 2004 and 2009 Stock Option Plans.

The remaining increase is primarily due to our recent hiring and related overhead expenses, as well as our efforts to prepare for submission to the FDA.  During the second quarter of 2009 we had seven full-time employees. At the end of the second quarter of 2010, we had 32 full-time employees and have expanded nearly every department throughout the Company. We anticipate the Company’s growth to continue throughout 2010.

General and administrative expenses increased by $5.5 million, from $721,000 during the six months ended June 30, 2009 to $6.2 million for the six months ended June 30, 2010.  The Company has continued its progress in transitioning from a development stage company focused solely on research and development activites to a commercial enterprise with staff dedicated to future commercialization of the Delcath system for chemosaturation therapy. The increase in the Company’s general and administrative expenses is commensurate with these commercialization efforts. A significant portion of this increase is related to our increase in staffing and related overhead in order  to expand our Marketing and Sales, Finance, and Manufacturing departments.

For the six months ended June 30, 2010, research and development expenses increased from $3.7 million during the first six months of 2009 to $7.5 million, an increase of $3.8 million. Our recent hiring has also contributed to a marked increase in research and development expenses. Our facility in Queensbury is now operational and we have expanded both our Research and Development and Regulatory and Quality Assurance departments. Additionally, we have focused substantial efforts to completing our submission for FDA approval of the Delcath system for chemosaturation therapy.

Interest income is from our money market account and certificates of deposit. During the six months ended June 30, 2010, the Company had interest income of $3,875, as compared to $68,928 for the same period in 2009.  This decrease is principally due to market conditions which continue to yield a lower percentage of return than in previous years.

Liquidity and Capital Resources

Our future results are subject to substantial risks and uncertainties.  We have operated at a loss for our entire history and we anticipate that losses will continue for the foreseeable future.  There can be no assurance that we will ever generate significant revenues or achieve profitability.  We expect to use cash, cash equivalents and investment proceeds to fund our operating activities.  Our future liquidity and capital requirements will depend on numerous factors, including the progress of our research and product development programs, including our ongoing Phase II clinical trial and  future clinical trials; the timing and costs of making various United States and foreign regulatory filings, obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements overseas; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments. As we seek FDA and other foreign regulatory approvals and commence marketing and manufacturing of our product we expect that our capital expenditures will increase significantly.

Nearly all of our available funds are invested in money market accounts and certificates of deposit. At June 30, 2010, we had cash and cash equivalents of $23.9 million, as compared to $35.5 million at December 31, 2009.    In addition, the Company holds $3,235,000 in certificates of deposit not classified as cash equivalents.

During the six months ended June 30, 2010, we used $10.9 million of cash in our operating activities. This amount compares to $4.8 million used in our operating activities during the comparable six month period in 2009.  The increase of $6.1 million, or 127%, is due to the recent personnel additions discussed above, our efforts to focus on preparing our submission to the FDA and other foreign regulatory agencies, and our preparations to commericialize the system.  We expect that our cash allocated to operating activities will continue to increase as we aggressively move towards fully staffing our facility in upstate New York and continuing to navigate the complex regulatory approval process. We believe we have sufficient capital to fund our operating activities through 2010.

At June 30, 2010, the Company’s accumulated deficit was approximately $91.2 million.  Because our business does not generate any positive cash flow from operating activities, we will need to continue raising additional capital in order to develop our product beyond the current clinical trials or to fund development efforts relating to new products.  We believe that we could raise additional capital in the event that we find it in our best interest to do so. We anticipate raising such additional capital by either borrowing money, selling shares of our capital stock, or entering into strategic alliances with appropriate partners.  To the extent additional capital is not available when we need it, we may be forced to abandon some or all of our development and commercialization efforts, which would have a material adverse effect on the prospects of our business.  Further, our assumptions relating to our cash requirements may differ materially from those planned because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the focus and direction of our clinical trials and costs related to commercializing our product.

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

Additionally, the Company devotes substantial resources to clinical trials and other research and development activities related to obtaining FDA and other approvals for the Delcath system for chemosaturation therapy, the cost of which is required to be charged to expense as incurred.  This further limits our choice of accounting policies and methods.  Similarly, management believes there are very limited circumstances in which the Company’s financial statement estimates are significant or critical.

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

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the “2007 Warrants”) in a private placement to institutional and accredited investors. The Company received net proceeds of $13,303,267 in this transaction. The Company allocated $4,269,000 of the total proceeds to the 2007 Warrants. The 2007 Warrants were initially exercisable at $4.53 per share beginning six months after the issuance thereof and on or prior to the fifth anniversary of the issuance thereof. As required by the 2007 Warrant agreement, both the exercise price and number of warrants were adjusted following the Company’s June 9, 2009 sale of common stock. During the six months ended June 30, 2010, 861,889 of the 2007 Warrants were exercised. The 2007 Warrants are currently exercisable at $3.44 per share with  1,558,435 warrants outstanding.

The $2,190,979 in proceeds allocated to the 2009 Warrants and the $4,269,000 in proceeds allocated to the 2007 Warrants are classified as liabilities. The terms of the 2007 Warrants and the 2009 Warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the six month period ended June 30, 2010, the Company recorded the change in fair value of the warrant liability as pre-tax derivative instrument income of $8,053,023. The resulting warrant liability totaled $10,718,300 at June 30, 2010. The fair value of the Warrants at June 30, 2010 was determined by using an option pricing model assuming a risk free interest rate of 1.38% for the 2009 Warrants and 0.70% for the 2007 Warrants, volatility of 78.21% for the 2009 Warrants and 81.29% for the 2007 Warrants and an expected life equal to the contractual life of the Warrants (June 2014 and September 2012, respectively).

Management believes that the possibility of an actual cash settlement with a warrant holder of the recorded liability is quite remote, and  expects that the warrants will either be exercised or expire worthless, at which point the then existing warrant liability will be credited to stockholders’ equity. A total of 861,889 shares of common stock were issued pursuant to exercises of the 2007 Warrants during the six months ended June 30, 2010.  As a result,  $8,541,937 of the liability was credited to stockholders’ equity.

Item 4.                      Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2010 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II:

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Our 2009 Form 10-K, in Part 1, Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits
Exhibit No.		Description

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	**	Filed herewith.
	***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 29, 2010	DELCATH SYSTEMS, INC. (Registrant) /s/David A. McDonald David A. McDonald Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	**	Filed herewith.
	***	Furnished herewith.