Form 10-Q/A
period 2010-03-31
DELCATH SYSTEMS INC
filed 2010-10-04
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(Address of principal executive offices and Zip Code)

(212) 489-2100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 4 , 2010, 37,282,081 shares of the Company’s common stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE

Delcath Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on May 5, 2010, in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibit 10.6 to the Original Form 10-Q. Item 6 of Part II of the Original Form 10-Q is hereby amended to include a revised redacted version of Exhibit 10.6, which is being filed herewith. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Commission, the Company has included with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update those disclosures therein in any way.

PART II:

OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Lease Agreement, dated as of February 5, 2010, by and between the Company and SLG 810 Seventh Lessee LLC

10.2*++	Amendment No. 1. to the Form of Employee Stock Option Grant Letter, amended as of March 11, 2010, by and between the Company and Eamonn P. Hobbs

10.3*++	Employee Stock Option Grant Letter by and between the Company and Eamonn P. Hobbs, Grant Date January 4, 2010

10.4*++	Form of Non-Statutory Stock Option Grant Letter

10.5*++	Form of Restricted Stock Agreement

10.6†	Research and Distribution Agreement, dated as of February 9, 2010, by and between the Company and Chifu Trading Co., Ltd.

10.7*	Amended and Restated Supply Agreement, dated May 4, 2010, by and between the Company and B. Braun Medical, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended
++	Indicates management contract or compensatory plan or arrangement
*	Previously filed or furnished, as applicable, with Delcath Systems, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

October 4, 2010	DELCATH SYSTEMS, INC.

	By:	/S/ DAVID A. MCDONALD
David A. McDonald
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Lease Agreement, dated as of February 5, 2010, by and between the Company and SLG 810 Seventh Lessee LLC

10.2*++	Amendment No. 1. to the Form of Employee Stock Option Grant Letter, amended as of March 11, 2010, by and between the Company and Eamonn P. Hobbs

10.3*++	Employee Stock Option Grant Letter by and between the Company and Eamonn P. Hobbs, Grant Date January 4, 2010

10.4*++	Form of Non-Statutory Stock Option Grant Letter

10.5*++	Form of Restricted Stock Agreement

10.6†	Research and Distribution Agreement, dated as of February 9, 2010, by and between the Company and Chifu Trading Co., Ltd.

10.7*	Amended and Restated Supply Agreement, dated May 4, 2010, by and between the Company and B. Braun Medical, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been redacted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended
++	Indicates management contract or compensatory plan or arrangement
*	Previously filed or furnished, as applicable, with Delcath Systems, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010.