Form 10-Q/A
period 2010-09-30
DELCATH SYSTEMS INC
filed 2010-11-02
CIK 872912

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

As of October 29, 2010, 42,890,063 shares of the Company’s common stock, $0.01 par value, were outstanding.

EXPLANATORY NOTE

Delcath Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on November 2, 2010, solely to include the number of shares of common stock of the Company outstanding as of a latest practicable date, which information was inadvertently omitted from the cover page of the Original Form 10-Q. The Company hereby amends the cover page of the Original Form 10-Q to state that the number of shares of the Company’s common stock, $0.01 par value, outstanding as of October 29, 2010, was 42,890,063. In connection with the filing of this Amendment and pursuant to the rules of the Commission, the Company has included with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update those disclosures therein in any way.

PART II:

OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed or furnished, as applicable, with Delcath Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

November 2, 2010	DELCATH SYSTEMS, INC.

	By:	/S/ DAVID A. MCDONALD
David A. McDonald
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed or furnished, as applicable, with Delcath Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.