Form 10-K
period 2011-12-31
DELCATH SYSTEMS INC
filed 2012-03-06
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 001-16133

DELCATH SYSTEMS, INC.

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue, 35th Floor, New York, NY	10019
(Address of principal executive offices)	(Zip Code)

212-489-2100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Capital Market of $5.16 per share, was $217,100,199 as of June 30, 2011.

At March 2, 2012, the registrant had outstanding 48,502,902 shares of par value $0.01 Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the period ended December 31, 2011 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2011 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” our Quarterly Report on Form 10-Q for the period ended September 30, 2011  in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

☐	the progress and results of our research and development programs;
☐	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
☐	the commencement of future clinical trials and the results and timing of those clinical trials;
☐	submission and timing of applications for regulatory approval and approval thereof;
☐	our ability to successfully source certain components of the system and enter into supplier contracts;
☐	our ability to successfully manufacture and commercialize the Delcath chemosaturation system; and
☐	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners
☐	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Item 1. Business.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Delcath”, “Delcath Systems”, “we”, “our”, and “us” refers to Delcath Systems, Inc., a Delaware corporation, incorporated in August 1988, and all entities included in our consolidated financial statements. Our corporate offices are located at 810 Seventh Avenue, 35th Floor, New York, New York 10019. Our telephone number is (212) 489-2100.

Company Overview
We are a development stage, specialty pharmaceutical and medical device company focused on oncology, initially cancers in the liver. Since our inception, we have directed our research efforts towards the development and clinical study of the Delcath chemosaturation system.

The Delcath chemosaturation system allows the administration of concentrated regional chemotherapy by isolating the circulatory system of the targeted organ. Once the organ is isolated, the Delcath chemosaturation system delivers high doses of chemotherapeutic agents directly to the liver, while limiting systemic exposure and the related side effects by filtering the blood prior to returning it to the patient. The Delcath chemosaturation system involves a series of three catheter insertions, each of which is placed percutaneously through standard interventional radiology techniques.  The procedure is minimally invasive and repeatable allowing for multiple courses of treatment with chemotherapeutic drugs and the potential for concomitant cancer therapies. We believe that the Delcath chemosaturation system is a platform technology that may have broader applicability, including the use of other drugs to treat the liver, as well as for the treatment of cancers in other organs and regions of the body.

On April 13, 2011, we obtained the right to affix the CE Mark to the Delcath Hepatic CHEMOSAT® Delivery System (CHEMOSAT System). The right to affix the CE mark allows us to market and sell the CHEMOSAT System in the European Economic Area (EEA). In the EEA, the CHEMOSAT System is regulated as a medical device indicated for the intra-arterial administration of chemotherapeutic agent (melphalan hydrochloride) to the liver with additional extracorporeal filtration of the venous blood return. We have filed an application seeking CE Marking for Generation 2 of our CHEMOSAT System with melphalan as an amendment to the original CE Mark for the CHEMOSAT system and that application is currently under review with the Notified Body.

We believe the CHEMOSAT system may ultimately fulfill an annual unmet clinical need for as many as 100,000 liver cancer patients in the EEA. We intend to focus our initial efforts on seven target markets including Germany, United Kingdom, France, the Netherlands, Italy, Spain and Ireland. We believe these countries represent a majority of the total potential liver cancer market in EEA countries.  We plan to use a combination of direct and indirect sales channels to market and distribute the CHEMOSAT system in the EEA. Our European commercialization strategy involves the establishment of clinical training and centers of excellence to educate and train physicians in these countries in order to develop key opinion thought leadership and foster initial market acceptance. To support our commercialization efforts in the EEA, we have established our European Headquarters in Galway, Ireland.

On November 21, 2011 we announced that we had entered into an initial training and marketing agreement with the European Institute of Oncology (IEO) in Milan, Italy.  We have also entered into initial training and marketing agreements with the Frankfurt University Hospital in Frankfurt, Germany, as well as with University Medical Center Schleswig-Holstein in Kiel, Germany. In February 2012, we commenced our first European patient treatments with the CHEMOSAT system at IEO in Italy and Frankfurt University Hospital in Germany.  The initial patients involved were treated for inoperable liver-dominant metastases from ocular melanoma, cutaneous melanoma, breast cancer and gastric cancer. We plan to add additional cancer centers in France, the United Kingdom, Netherlands, Spain and Ireland in the near future.

In the United States, the Delcath chemosaturation system for the administration of melphalan hydrochloride is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration (FDA).  In December 2010, we submitted our Section 505(b)(2) New Drug Application (NDA), to the FDA, seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver.  In February 2011, we received a Refusal to File (RTF) letter from the FDA for the NDA. The FDA will issue an RTF if it determines, upon an initial review, that the NDA is not sufficiently complete to permit a substantive review. Neither the acceptance nor non-acceptance of an NDA for filing is a determination of the ultimate approvability of the drug product at issue. The RTF requested information on a number of items, including manufacturing plant inspection timing, product and sterilization validations, statistical analysis clarification concerning randomization and additional safety information regarding patient hospitalization data in order to allow the FDA to properly assess the risk-benefit profile of the product candidate. On January 12, 2012, we held a pre-NDA meeting with the FDA to discuss our NDA submission and provide an update on the items identified in the RTF. Based upon the meeting and FDA correspondence received in response to our meeting request and the briefing packet we submitted, we are satisfied with the responses that we received from the FDA to certain questions we had regarding the NDA submission.  Accordingly, we will continue with the preparation of our NDA submission as planned and expect to make the submission in the second quarter of 2012.

Advantages of the Delcath Chemosaturation System

Currently there are few effective treatment options for cancers in the liver and they are generally associated with significant side effects. Traditional treatment options include surgery, chemotherapy, radiation therapy, thermal therapy and chemoembolization as well as cryosurgery, percutaneous ethanol injection, implanted infusion pumps, surgically isolated perfusion and liver transplant. We believe the Delcath chemosaturation system may address the critical shortcomings of traditional liver cancer treatments based on the results of our Phase I, Phase II and Phase III trials:

☐
Allows Higher Dosing—Our Phase III clinical trial demonstrated that the Delcath chemosaturation system is capable of delivering over 100 times  more of the chemotherapeutic agent to the treated organ than traditional systemic chemotherapy. In our clinical studies on patients with metastatic melanoma it was shown that higher dosing led to significantly improved disease control in the liver.

☐
Controls Toxicities—Our Phase III clinical trial demonstrated that the Delcath chemosaturation system is capable of extracting on average 72% of the chemotherapy agent administered to the liver, which reduces the exposure of healthy tissue and organs to the effects of these chemotherapeutic agents.

☐
Minimally Invasive and Repeatable—The Delcath chemosaturation system allows for multiple courses of treatment with chemotherapeutic drugs and has a recovery period that is shorter than surgical resection or isolated hepatic perfusion.

☐
Treats the Entire Liver—By introducing the chemotherapeutic agent into the arterial blood supply feeding the liver, the Delcath chemosaturation system perfuses the entire liver with chemotherapy, treating both tumors that are visible as well as “micro metastases” that cannot be detected by imaging.

Strategy
We believe the Delcath chemosaturation system represents a potentially important advancement in regional therapy for cancers in the liver that include both primary liver cancer and metastatic liver cancer with tumor cells originating from other organs. We are seeking to establish the Delcath chemosaturation system as the standard of care for disease control in the liver by concentrating the power of chemotherapy.

We also intend to develop the system for use with other chemotherapeutic agents, as well as for other organs in addition to the liver. We are continuing our research and development efforts with respect to other chemotherapeutic agents and the treatment of other types of cancer and will need to conduct additional clinical trials and seek approval for escalating doses of anti-cancer agents, including melphalan and doxorubicin for use with the Delcath chemosaturation system.

Our strategy includes the following elements:

☐
Commercialize the Delcath Hepatic CHEMOSAT Delivery System in the European Economic Area. We have established our EEA headquarters in Galway, Ireland and have begun hiring initial staff to support our commercialization strategy. As of February 2012, we have entered into initial training and marketing agreements with three leading European cancer centers and two of these centers have utilized the CHEMOSAT System to treat initial European patients. We are pursuing a two-pronged commercialization strategy in the EEA under which we will directly market the CHEMOSAT System in certain markets and enter into agreements with third-party distributors in others.

☐
Leverage the CE Mark to Commercialize the Delcath CHEMOSAT System in Other Countries. We believe the right to affix the CE Mark can result in an accelerated regulatory approval in a number of countries outside the EEA and the United States. We recently received regulatory approval for the CHEMOSAT System in Australia and completed the product notification process in New Zealand. We have submitted applications for regulatory approval in Hong Kong, South Korea, Singapore and intend to submit in Israel, Canada, Mexico, Argentina, Brazil, Russia, India, Japan, China, and Taiwan. It is our intention to leverage the CE Mark in some or all of these countries to commercialize the CHEMOSAT System, where appropriate.

☐
Obtain FDA Approval for Use of the Delcath CHEMOSAT System in Combination with Melphalan to Treat Metastatic Melanoma in the Liver. Based upon the meeting and FDA correspondence received in response to our meeting request and the briefing packet we submitted, we are satisfied with the responses that we received from the FDA to certain questions we had regarding the NDA submission.  Accordingly, we will continue with the preparation of our NDA submission as planned and expect to make the submission in the second quarter of 2012.

☐
Commercialize the Delcath CHEMOSAT System in the United States. If we obtain FDA approval of our NDA, we intend to market the Delcath CHEMOSAT system with melphalan in the United States through our own sales force and focus our initial marketing efforts on major cancer centers beginning with those hospitals that participated in our Phase III clinical trial.

☐
Establish Strategic Alliances and Distribution Partners. In addition to our existing partnership with Chi-Fu Trading Co., Ltd in Taiwan, we are pursuing strategic partners to develop certain Asian markets including China, Korea and Japan. We are also pursuing distribution partners to commercialize the product in other foreign markets including Australia, New Zealand, Brazil and Argentina.

☐
Obtain Approval to Market the Delcath CHEMOSAT System in the United States for the Treatment of Other Cancers in addition to Metastatic Melanoma in the Liver. We concluded a multi-arm Phase II trial to evaluate the Delcath CHEMOSAT system for the treatment of other cancers in the liver, such as tumors of neuroendocrine and colorectal adenocarcinoma and cholangiocarcinoma origin that have spread to the liver as well as primary liver cancer. Furthermore, we also intend to pursue pharmaceutical partners to co-develop and fund additional cancer indications for the Delcath CHEMOSAT system. Upon successful conclusion of the related clinical trials, we intend to apply for regulatory approval of additional indications.

☐
Expand the Application of the Delcath Chemosaturation System. We are currently developing a chemosaturation system for use with doxorubicin. We intend to evaluate a variety of chemotherapeutic agents for use with the Delcath chemosaturation system to treat liver cancers, as well as other organs and body regions.

At December 31, 2011, the Company had $30.8 million in cash, cash equivalents and certificates of deposit. Since our inception, the Company has raised approximately $149.1 million in aggregate funds (net of expenses). The Company has used approximately $81.8 million of those funds for research and development costs associated with development and testing of the Delcath chemosaturation system, and has cumulative net losses of approximately $145.4 million. For the years ended December 31, 2011, 2010, and 2009, we invested $25.2 million, $17.6 million, and $9.6 million, respectively on research and development activities.

The Cancer Treatment Landscape

Background
According to the American Cancer Society, cancer is the second leading cause of death in the United States, with an estimated 571,950 deaths and 1.6 million new cases diagnosed in 2011. Cancer is also the second leading cause of death worldwide, accounting for approximately 7.6 million deaths and 12.7 million new cases in 2008. The financial burden of cancer is enormous for patients, their families and society. The National Institutes of Health estimates the overall costs of cancer in the United States were $264 billion in 2010, including $103 billion for direct medical costs, $21 billion for indirect morbidity costs attributable to lost productivity due to illness and $140 billion for indirect mortality costs attributable to lost productivity due to premature death.

Liver Cancer—Incidence, Mortality and Cost
Liver cancer is one of the most prevalent and lethal forms of cancer. According to the American Cancer Society “Cancer Facts & Figures 2011,” the five-year survival rate for liver cancer patients in the United States is approximately 14%, compared to 68% for all cancer combined. According to GLOBOCAN 2008, liver cancer is the second leading cause of cancer death in men and the sixth leading cause of cancer death among women worldwide. In 2008, there were estimated 748,300 new liver cancer cases worldwide and 695,900 people worldwide were projected to die from liver cancer.

There are two sources of liver cancer: primary and metastatic. Primary liver cancer (hepatocellular carcinoma or HCC) originates in the liver and is particularly prevalent in populations where the primary risk factors for the disease (hepatitis-B, hepatitis-C, high levels of alcohol consumption, aflatoxin, cigarette smoking and exposure to industrial pollutants) are present. Metastatic, or secondary, liver cancer is characterized by microscopic cancer cell clusters that detach from the primary site of disease and travel via the blood stream and lymphatic system into the liver, where they grow into new tumors. These metastases often continue to grow even after the primary cancer in another part of the body has been removed.  Given the vital biological function of the liver, including processing nutrients from food and filtering toxins from the blood, it is not uncommon for metastases to settle in the liver. In many cases patients die not as a result of their primary cancer, but from the tumors that metastasize in their liver.  In the United States, metastatic liver cancer is more prevalent than primary liver cancer.

One of the cancer histologies with a high likelihood of metastasizing to the liver is melanoma of cutaneous and ocular origins. Once melanoma has spread to the liver, evidence suggests median overall survival for these patients is generally 3-6 months. According to the American Cancer Society, the annual incidence of cutaneous and ocular melanoma is approximately 70,230 and 2,570 cases per year, respectively. Currently there are limited approved treatment options for metastatic melanoma.

On April 13, 2011, we received CE mark approval for the Delcath Hepatic CHEMOSAT Delivery System as a Class III medical device for the percutaneous intra-arterial administration of a chemotherapeutic agent (melphalan hydrochloride) to the liver. We believe the approved label for CHEMOSAT in Europe permits broad use in liver cancers. During February 2012, five patients received CHEMOSAT treatments.  Two patients were treated at the Johann Wolfgang Goethe University Hospital in Frankfurt Germany for inoperable, liver-dominant metastases, one from cutaneous melanoma and one from breast cancer.  An additional three patients were treated at the European Institute of Oncology in Milan, Italy — two with liver metastasis stemming from ocular melanoma and one from gastric cancer. In the United States, we concluded a Phase III clinical trial for the CHEMOSAT system with melphalan in patients with metastatic ocular and cutaneous melanoma to the liver in 2010. The Company intends to seek FDA approval of chemosaturation system with melphalan as a combination product for an indication for the treatment of metastatic melanoma liver cancer.

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

Chemoembolization
Chemoembolization or transarterial chemoembolization (TACE) is a commonly used focal therapy that involves the injection of a chemotherapeutic drug in combination with an embolic material to block normal blood flow into tumors in the liver. Blocking blood flow deprives the tumor of essential oxygen and nutrients and ultimately can kill the tumor. Although chemoembolization allows for focal delivery of chemotherapeutic drugs, the drugs cannot be delivered at an escalated dosage level comparable to the levels at which they are delivered with the Delcath chemosaturation system. Furthermore, the treatment is for specific tumors, not the entire region of the liver.

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

Isolated Hepatic Perfusion
Isolated Hepatic Perfusion (IHP) is a surgical procedure developed in the 1960s, whereby the venous and arterial vasculature of the liver are accessed through surgical incision of the abdomen. The liver is isolated from the general circulation, and high doses of chemotherapy, often melphalan or oxaliplatin, are perfused through the liver, saturating the entire organ.  The procedure has shown significant tumor control rates. However, the procedure is associated with significant operation time and prolonged (2-3 week) hospital stay.  Based on the invasiveness of the procedure and other factors, the therapy cannot be repeated.

Treatment with the Delcath Chemosaturation System

Chemosaturation, or percutaneous hepatic perfusion, evolved from IHP. The Delcath chemosaturation system is designed to be a minimally invasive, repeatable procedure that addresses many of the shortcomings of traditional treatments by permitting the delivery of much higher doses of chemotherapeutic drugs directly to the liver while minimizing the systemic exposure of such drugs. Unlike focal therapies that can only treat a limited number of visible tumors, the Delcath chemosaturation systems saturates the entire liver with concentrated doses of chemotherapeutic agents, thereby treating the whole liver, including both visible and invisible (micro-metastases) tumors. Unlike traditional systemic chemotherapy, our system concentrates the chemotherapy primarily on the liver and limits the exposure to healthy tissue in other areas of the body.

The most advanced application for which the Delcath chemosaturation system was evaluated is treatment of metastatic melanoma in the liver. The Delcath chemosaturation system isolates the liver from the patient’s general circulatory system, allowing for the administration of high and concentrated doses of chemotherapeutic drugs directly to the isolated liver. The Delcath chemosaturation system then captures and diverts the flow of blood exiting the liver, which contains high doses of chemotherapeutic agents. The blood passes through filters located outside of the body that remove the majority of the chemotherapeutic agents from the blood before it is reintroduced to the patient’s general circulatory system. The chemotherapeutic agent remaining in the bloodstream after filtration is a fraction of the infused drug, resulting in manageable toxicities.  During our clinical trials, the procedure typically took approximately two to three hours. Patients remained in the intensive care unit overnight for observation after undergoing treatment with the Delcath chemosaturation system. Treatment with Delcath’s chemosaturation system is a repeatable procedure and during our clinical trials patients received an average of three procedures at approximately four to six week intervals. A new disposable Delcath chemosaturation system is used for each treatment.

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
•
Filtration circuit outside the body—a blood tubing circuit containing disposable components used with a non-disposable blood pump which push the isolated blood through the Delcath chemosaturation system’s filters and deliver the filtered blood back to the patient.

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

Our Clinical Trials

Our Phase III trial and our multi-arm Phase II trial of the Delcath chemosaturation system with melphalan in patients with liver cancers are summarized below.  The Phase III and Phase II clinical trials were subject to the terms and conditions of the Cooperative Research and Development Agreement (CRADA), between the Company and the National Cancer Institute (NCI). The Phase III trial was conducted under an FDA Special Protocol Assessment (SPA) and was conducted at centers throughout the United States. The Delcath chemosaturation system with melphalan was granted Fast Track designation by the FDA.  The fast track programs of the FDA are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life threatening conditions and that demonstrate the potential to address unmet medical needs.

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

On April 21, 2010, the Company announced that our randomized Phase III clinical trial of the Delcath chemosaturation system with melphalan for patients with unresectable metastatic ocular and cutaneous melanoma in the liver had successfully achieved the study’s primary endpoint of extended hepatic progression-free survival, or hPFS. An updated summary of the results was presented at the European Multidisciplinary Cancer Congress organized by the European Cancer Organization (ECCO) and the European Society of Medical Oncology (ESMO) in September, 2011. Comparing treatment with the chemosaturation system with melphalan (the treatment group) to best alternative care (the control group), based on investigator assessment, the statistical analysis revealed that patients in the treatment group had a statistically significant longer median hPFS of 8.0 months compared to 1.6 months in the best alternative care control group. This reflects a 5-fold increase of hPFS over that of the control arm, with less than half the risk of progression and/or death in the Delcath chemosaturation system with melphalan group compared to the best alternative care control group.

Phase II Trial
In addition to the Phase III metastatic melanoma clinical trial, the Company also concluded a separate multi-arm Phase II clinical trial of the Delcath chemosaturation system with melphalan in patients with primary and metastatic liver cancer, stratified into four arms: neuroendocrine tumors (carcinoid and pancreatic islet cell tumors), hepatocellular carcinoma (primary liver cancer or HCC), ocular or cutaneous melanoma (eye or skin cancer who have been previously treated with regional therapy using melphalan), and metastatic colorectal adenocarcinoma (mCRC). In the metastatic neuroendocrine (mNET) cohort (n=24), the objective tumor response rate was 70% based upon the investigator’s assessment.  In the primary liver cancer cohort, there were 9 patients with hepatobiliary origin (five HCC patients and four cholangiocarcimona patients) who received treatment with Delcath’s chemosaturation system and the investigators noted positive efficacy signals. In the mCRC cohort, there was inconclusive efficacy due to very advanced disease status (e.g. 5th or 6th line) of the patients.

Other Clinical Trials
We intend to evaluate our CHEMOSAT system with melphalan for use in the treatment of metastatic colorectal cancer (mCRC) and hepatocellular carcinoma (HCC or primary liver cancer) in future clinical trials.  In addition, we are currently developing a CHEMOSAT system with the chemotherapeutic agent doxorubicin and intend to evaluate the CHEMOSAT system with doxorubicin for use in the treatment of HCC in new clinical trials in Asia. We intend to initiate certain new clinical trials in these cancers in 2012. We also intend to evaluate a variety of chemotherapeutic agents for use with the Delcath chemosaturation system to treat other liver cancers, as well as other organs and body regions. The Company will need to conduct additional clinical trials in order to maximize the commercial opportunities of the chemosaturation system and, in certain markets including the United States, will need to seek additional approvals for each new indication for our system.

Strategic Alliances and Distribution Partners

We plan to seek one or more corporate partners in other markets outside the United States, including Asia where we intend to pursue strategic partners to develop markets in China, Korea and Japan. Asia represents a potentially large market for the Delcath chemosaturation system, with its primary liver cancer or HCC incidence accounting for an overwhelmingly large majority of the world’s primary liver cancer patients. We also intend to leverage our CE Mark in order to expedite approval in select countries, as we have already done successfully in Australia, having received regulatory approval to commercialize the Hepatic CHEMOSAT Delivery System in February 2012. We believe distribution or corporate partnering arrangements in select markets internationally will be cost effective, can be implemented more quickly than a direct sales force and will enable us to capitalize on local marketing expertise in the countries we target.  We are actively pursuing distribution partners to commercialize the product in other foreign markets including Australia, New Zealand, Hong Kong, Mexico, Brazil, Argentina and Colombia.

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

We believe that the Delcath chemosaturation system may have broader applicability, including using other drugs to treat the liver, as well as for the treatment of cancers in other organs and regions of the body. As such, we also intend to pursue U.S. pharmaceutical partners to co-develop and fund possible additional indications for the Delcath chemosaturation system.

Sales and Marketing

European Economic Area
Having obtained the right to affix the CE Mark in Europe, we plan to market and sell the Hepatic CHEMOSAT Delivery System in the EEA. The EEA consists of the 27 member countries of the European Union as well as Lichtenstein, Iceland, and Norway. We intend to focus our initial efforts on seven target markets including Germany, United Kingdom, France, the Netherlands, Italy, Spainand Ireland. We believe these countries represent a majority of the total potential liver cancer market in the EEA countries. We intend to pursue a two-pronged commercialization strategy under which we will directly and indirectly market the Delcath Hepatic CHEMOSAT Delivery System . To pursue a direct marketing strategy in the United Kingdom, Germany and the Netherlands, we intend to utilize a direct sales force to sell our product to interventional radiologists and hospitals.. In France, Italy and Spain, where we intend to pursue an indirect marketing strategy, we will enter into agreements with third-party distributors. We intend to engage a contract organization to provide Medical Science Liaisons (MSLs) to educate the medical oncologists in the seven target markets.

Under the regulatory scheme in the EEA, the Delcath Hepatic CHEMOSAT Delivery System has received authorization to affix the CE Mark as a device only and Physicians must separately obtain melphalan for use with the CHEMOSAT System. Our ability to market and promote the Delcath Hepatic CHEMOSAT Delivery System is limited to this approved indication. Melphalan is currently approved in 14 member states of the EEA, including the seven markets we are initially targeting.

However, no melphalan labels in the EEA reference our product, and the labels vary from country to country with respect to the approved indication of the drug and its mode of administration. In the exercise of their professional judgment in the practice of medicine, physicians are generally allowed, under certain conditions, to use or prescribe a product in ways not approved by regulatory authorities. Physicians intending to use the Delcath Hepatic CHEMOSAT Delivery System must obtain and use melphalan independently at their discretion.

United States
In the United States, if granted FDA approval, our intention is to market the system ourselves focusing our initial marketing efforts on the over fifty National Cancer Institute (NCI), designated cancer centers in the United States, beginning with the hospitals which participated in the Phase III clinical trial. We plan to focus our efforts on three distinct groups of medical specialists:

☐	surgical oncologists who administer the Delcath chemosaturation system;
☐	medical oncologists who have initial responsibility for cancer patients; and
☐	interventional radiologists who are physicians specialized in working with catheter-based systems and who will also administer the Delcath chemosaturation system.

We intend to utilize MSLs to provide clinical-based education to medical oncologists, and we intend to utilize a direct sales force to sell our product to interventional radiologists and hospitals.

Third-Party Reimbursement

In Europe, there is no centralized pan-European medical device reimbursement body.  Reimbursement is administered on a regional and national basis and we have engaged a third party to conduct a pricing cost benefit study which we intend to use to support our future filings for reimbursement.  Medical devices are typically reimbursed under diagnosis related groups (DRG) as part of a procedure.  Prior to obtaining permanent reimbursement codes, in certain jurisdictions, we intend to seek interim reimbursement from existing mechanism that include new technology payment programs as well as existing codes. In most EEA countries, the government provides healthcare and controls reimbursement levels. Since the EU has no jurisdiction over patient reimbursement or pricing matters in its member states, the methodologies for determining reimbursement rates and the actual rates may vary by country.

After it is approved by the FDA, the Company will seek to have payors establish policy coverage and payment of the cost of the Delcath chemosaturation system and the associated procedures.  In the United States, payors consist of government and private organizations, such as Medicare, Medicaid, private health insurance plans, managed care organizations and other similar entities.  The elements necessary for reimbursement for any product are:

☐	Coding, the “why” and “what” to report when a procedure is performed;
☐	Coverage, the terms and conditions under which payors will or will not provide payment;
☐	Payment, the amount of monetary compensation allocated to providers who uses the technology.

It is Delcath’s intention to pursue specific codes that both describe and reflect the value provided by the Delcath chemosaturation system.  The Company has retained experts in reimbursement to assist us in developing a strategy to maximize reimbursement for the Delcath chemosaturation system.  The Company is compiling data comparing the Delcath chemosaturation system with alternative cancer treatments to prepare an analysis of the relative procedure costs and the expected therapeutic advantages of the Delcath chemosaturation system to support our efforts to secure coding, coverage and payment.

In the United States, following FDA approval the Company intends to apply for a Current Procedural Terminology (CPT) -Category I code.  The Company also intends to apply for new ICD-10 (International Statistical Classification of Diseases and Related Health Problems) procedure codes to capture reimbursement for the full procedure of hepatic isolation and chemosaturation. Finally, the Company intends to request new Diagnosis Related Group (DRG) codes based on hospital costs above those of existing DRGs and clinical dissimilarity to other hepatic therapy related procedures in current DRGs. Government-sponsored initiatives to reform healthcare and reduce costs are ongoing in the United States, EEA and other countries. Third-party payors are also increasingly adjusting  payment rates, often downwards, and challenging the prices charged for medical products and services.  There can be no assurance that the Delcath chemosaturation system will be covered by third-party payors, that reimbursement will be available, or, if available, that the coverage will be adequate.

Manufacturing and Quality Assurance

The Company assembles, sterilizes and packages the Delcath chemosaturation system at our facility in Queensbury, New York and has established our European headquarters and distribution facility in Galway, Ireland. Delcath currently utilizes contract manufacturers to manufacture some components of the Delcath chemosaturation system. The Delcath chemosaturation system and its components must be manufactured and sterilized in accordance with approved manufacturing and pre-determined performance specifications. In addition, certain components will require sterilization prior to distribution and Delcath relies on third-party vendors to perform the sterilization process.

The Company is committed to providing high quality products to our customers. To honor this commitment, Delcath has implemented updated quality systems and concepts throughout our organization. Delcath’s quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. These systems are designed to enable us to satisfy the various international quality system regulations including those of the FDA with respect to products sold in the United States and those established by the International Standards Organization (ISO) with respect to products sold in the EEA. The Company is  required to maintain ISO 13485 certification for medical devices to be sold in the EEA, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. On February 17, 2011, the Company announced that it had achieved ISO 13485 certification for our Queensbury manufacturing facility. On December 28, 2011, the Company announced that it had achieved ISO 13485 certification for our Galway, Ireland facility.

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

The Delcath chemosaturation system competes with all forms of liver cancer treatments. Many of our competitors have substantially greater financial, technological, research and development, marketing and personnel resources. In addition, some of our competitors have considerable experience in conducting clinical trials, regulatory, manufacturing and commercialization capabilities. Our competitors may develop more effective or more affordable products or treatment methods, or achieve earlier product development, in which case the likelihood of our achieving meaningful revenues or profitability will be substantially reduced.

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

European Regulation
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

In the EEA, the Delcath Hepatic CHEMOSAT Delivery System is subject to regulation as a medical device. The EEA is composed of the 27 Member States of the European Union and Norway, Iceland and Liechtenstein. Under the EU Medical Devices Directive (Directive No 93/42/ECC of 14 June 1993, as last amended), drug delivery products such as the Delcath Hepatic CHEMOSAT Delivery System are governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Devices Directive apply to the safety and performance-related device features of the product. Because we do not intend to place the Delcath Hepatic CHEMOSAT Delivery System on the EEA market as a single integral unit with melphalan, the product is governed solely by the EU Medical Devices Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.

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

A manufacturer without a registered place of business in a Member State of the European Union which places a medical device on the market under its own name must designate an authorized representative established in the European Union who can act before, and be addressed by, the Competent Authorities on the manufacturer’s behalf with regard to the manufacturer’s obligations under the EU Medical Devices Directive. We appointed such a representative prior to establishing our infrastructure in the EEA and expect that we will not need a third party representative in the future.

On April 13, 2011, we obtained the required certification from Lloyd’s Register Quality Assurance (LRQA), a UK notified body, for the Delcath Hepatic CHEMOSAT Delivery System with the following labeled indication: intra-arterial administration of the chemotherapeutic agent melphalan hydrochloride to the liver with additional extracorporeal flirtation of the venous blood return. Based on this certification, we can complete an EC Declaration of Conformity and affix the CE mark to the Delcath Hepatic CHEMOSAT Delivery System. We have filed an application seeking CE Marking for Generation 2 of the CHEMOSAT system as an amendment to the original approved CE Mark for CHEMOSAT system and the application is currently under review with LRQA. Although the Delcath Hepatic CHEMOSAT Delivery System is CE marked, the provisions of the EU Medical Devices Directive are implemented into the national laws of the Member States of the European Union, which may impose additional conditions on the commercialization of medical devices within their territory, including, for example, language used on the device’s labeling. These Member State national laws are enforced by the respective competent authorities of each Member State, which may differ on the interpretation of the provisions of the EU Medical Device Directive as implemented into their national laws. Therefore, complying with the regulations of one Member State does not automatically ensure compliance in other Member States.

In the EEA, we must also comply with the Medical Device Vigilance System, which is designed to improve the protection of health and safety of patients, users and others by reducing the likelihood of recurrence of incidents related to the use of a medical device. Under this system, incidents are defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health. When a medical device is suspected to be a contributory cause of an incident, its manufacturer or authorized representative in the European Union must report it to the Competent Authority of the Member State where the incident occurred. Incidents are generally investigated by the manufacturer. The manufacturer’s investigation is monitored by the Competent Authority, which may intervene, or initiate an independent investigation if considered appropriate. An investigation may conclude in the adoption of a Field Safety Corrective Action (FSCA). An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include device recall, modification exchange and destruction. FSCAs must be notified by the manufacturer or its authorized representative to its customers and/or the end users of the medical device via a Field Safety Notice.

In the EEA, the off-label promotion of a pharmaceutical product is strictly prohibited under the EU Community Code on Medicinal Products, which provides that all information provided within the context of the promotion of a drug must comply with the information contained in its approved summary of product characteristics. Our product instructions and indication reference the chemotherapeutic agent melphalan. However, no melphalan labels in the EEA reference our product, and the labels vary from country to country with respect to the approved indication of the drug and its mode of administration. In the exercise of their professional judgment in the practice of medicine, physicians are generally allowed, under certain conditions, to use or prescribe a product in ways not approved by regulatory authorities. Physicians intending to use our device must obtain melphalan separately for use with the Delcath Hepatic CHEMOSAT Delivery System and must use melphalan independently at their discretion.

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

Other International Regulations
We believe the right to affix the CE Mark can result in an accelerated regulatory approval in a number of countries outside the EEA and the United States. We recently received regulatory approval for the CHEMOSAT system in Australia and completed the product notification process in New Zealand. We have submitted applications for regulatory approval as a device for the CHEMOSAT system in Hong Kong, South Korea, and Singapore.  We intend to submit regulatory applications in Israel, Canada, Mexico, Argentina, Brazil, Russia, India, Japan, China, and Taiwan.  We are in the process of determining the regulatory pathway in some of these countries subject to negotiations with the applicable health authority.  It is our intention to leverage the CE Mark in some or all of these countries to commercialize the Delcath CHEMOSAT System, where appropriate.  Our Delcath Systems Limited facility in Galway, Ireland has obtained certificates of free sale from the Irish Medicines Board as many markets require country of origin manufacturing, such as Mexico, Argentina, Brazil, Japan, China, and Taiwan, as a prerequisite to obtain regulatory approval.

United States Regulation
In the United States, the FDA regulates drug and device products under the Federal Food, Drug, and Cosmetic Act (FFDCA), and its implementing regulations. The Delcath chemosaturation system is subject to regulation as a combination product, which means it is composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of the Delcath chemosaturation system, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research (CDER), has primary jurisdiction over its pre-market development and review. The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

☐	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;
☐	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
☐	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
☐	submission to the FDA of an NDA after completion of all pivotal clinical trials;
☐	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
☐
satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practice, or cGMP, regulations; and

☐	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

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

☐
Phase I Clinical Trials. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism and excretion, typically in healthy humans, but in some cases in patients.

☐
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

☐
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

☐
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

Sponsors of clinical trials may submit proposals for the design, execution, and analysis for their pivotal trials under a Special Protocol Assessment (SPA). A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase III trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. Under a SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins. Prior to initiating our Phase III clinical trial, we submitted a proposal for the design, execution and analysis under a SPA, and we conducted our Phase III trial under a SPA.

New Drug Applications. The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive chemistry, manufacturing and control information. An NDA must be accompanied by a significant user fee, which is may be waived in certain circumstances. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. The FDA may deny approval of an NDA by issuing a Complete Response Letter if the applicable regulatory criteria are not satisfied. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may be contingent on a Risk Evaluation and Mitigation Strategy (REMS) that limits the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

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

In February 2011, we received an RTF from the FDA for the NDA. The RTF represented a determination by the FDA that, based on its preliminary review, the NDA is not sufficiently complete to permit a substantive review. The RTF requested information on a number of items, including manufacturing plant inspection timing, product and sterilization validations, statistical analysis clarification concerning randomization and additional safety information regarding patient hospitalization data in order to allow the FDA to properly assess the risk-benefit profile of the product candidate. On January 12, 2012, we held a pre-NDA meeting with the FDA to discuss our NDA submission and provide an update on the items identified in the RTF. Based upon the meeting and FDA correspondence received in response to our meeting request and the briefing packet we submitted, we are satisfied with the responses that we received from the FDA to certain questions we had regarding the NDA submission.  Accordingly, we will continue with the preparation of our NDA submission as planned and expect to make the submission in the second quarter of 2012.

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

Orphan Drug Exclusivity. Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the Orphan Drug Act, the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The orphan designation is granted for a combination of a drug entity and an indication and therefore it can be granted for an existing drug with a new (orphan) indication. Applications are made to the Office of Orphan Products Development at the FDA and a decision or request for more information is rendered in 60 days. NDAs for designated orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits up to 50% of research and development costs, and are granted a seven-year period of exclusivity upon approval. The FDA cannot approve the same drug for the same condition during this period of exclusivity, except in certain circumstances where a new product demonstrates superiority to the original treatment. Exclusivity begins on the date that the marketing application is approved by the FDA for the designated orphan drug, and an orphan designation does not limit the use of that drug in other applications outside the approved designation in either a commercial or investigational setting. The FDA has granted Delcath four orphan drug designations. In November 2008, the FDA granted Delcath two orphan drug designations for the drug melphalan for the treatment of patients with cutaneous melanoma as well as patients with ocular melanoma. In May 2009, the FDA granted Delcath an additional orphan drug designation of the drug melphalan for the treatment of patients with neuroendocrine tumors. In August 2009, the FDA granted Delcath an orphan drug designation of the drug doxorubicin for the treatment of patients with primary liver cancer. If the Delcath chemosaturation system is approved for an indication different than the indications for which we have received orphan drug designations, we will not obtain orphan drug exclusivity.

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

Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, in particular in oncology. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Thus, we may only market the Delcath chemosaturation system, if approved by the FDA, for its approved indications and we could be subject to enforcement action for any off-label marketing.

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

Certain of our United States and foreign patents have already expired and other patents relating to the Delcath chemosaturation system will expire in 2012 and 2016. In certain circumstances, United States patent law allows for the extension of a patent’s duration for a period of up to five years after FDA approval. The Company intends to seek extension for one of our patents after FDA approval. Delcath also relies on trade secrets and proprietary technological experience. The Company relies, in part, on confidentiality agreements with our marketing partners, employees, advisors, vendors and consultants to protect our trade secrets and proprietary technological expertise. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

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

Employees
As of December 31, 2011, the Company had 80 full-time employees. None of our employees is represented by a union and we believe relationships with our employees are good.

Available Information

Delcath maintains a website at www.delcath.com. The Company makes available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files those reports with, or furnishes them to, the Securities and Exchange Commission, or the SEC. The Company is not including the information contained at www.delcath.com or at any other internet address as part of, or incorporating by reference into, this Annual Report on Form 10-K.

Item 1A.  Risk Factors

Risks Related to Our Business and Financial Condition

If we are unable to develop the Delcath chemosaturation system, obtain regulatory approval outside the EEA or market and sell the system, we will not generate operating revenue or become profitable.
The Delcath chemosaturation system, a platform technology for the isolation of various organs or regions of the body to permit the regional delivery of high doses of drugs, is our only product. Our entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of this product and currently we have only developed this system for the treatment of cancers in the liver with melphalan. If the Delcath chemosaturation system with melphalan fails as a commercial product, we have no other products to sell. In addition, since the Delcath Hepatic CHEMOSAT Delivery System is currently only authorized for marketing in the EEA, if we are unsuccessful in commercializing the product in the EEA and the Delcath chemosaturation system is not approved in the United States and elsewhere, we will have no other means of generating revenue.

Continuing losses may exhaust our capital resources.
As of December 31, 2011, we had $30.8 million in cash, cash equivalents and certificates of deposit. We have had no revenue to date, a substantial accumulated deficit, recurring operating losses and negative cash flow. We expect to continue to incur losses while generating minimal revenues over the next year. From our inception on August 5, 1988 through December 31, 2011, we have incurred cumulative net losses of approximately $145.4 million. For the years ended December 31, 2011, 2010, and 2009, we incurred net losses of approximately $30.9 million, $46.7 million, and $22.1 million, respectively, with these amounts being effected by derivative accounting related to warrants as described in our Annual Reports on Form 10-K for the years ended December 31, 2011, 2010, and 2009. To date, we have funded our operations through a combination of private placements and public offerings of our securities. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to complete our clinical trials, product development, regulatory approval process and commercialization of the Delcath chemosaturation system with melphalan or any other versions of the system.

If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to commercialize the Delcath chemosaturation system, resubmit our NDA to the FDA or conduct future development and clinical trials.
We may require additional financing to commercialize our product in the EEA and any other markets where we receive approval for our system, to resubmit our NDA seeking U.S. marketing approval or seek other approvals and to conduct future development and clinical trials. We do not know if additional financing will be available when needed at all or on acceptable terms. If we are unable to obtain additional financing as needed, we may not be able to able to commercialize the Delcath chemosaturation system commercially, obtain regulatory approvals or complete our development projects or our clinical trials.

Our liquidity and capital requirements will depend on numerous factors, including:

☐	our research and product development programs, including clinical studies;
☐	the timing and costs of our various U.S. and foreign regulatory filings, obtaining approvals and complying with regulations;
☐	the timing and costs associated with developing our manufacturing operations;
☐	the timing of product commercialization activities, including marketing and distribution arrangements overseas;
☐	the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and
☐	the impact of competing technological and market developments.

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

We are not permitted to market the Delcath chemosaturation system in the United States unless and until we obtain regulatory approval from the FDA. To market the product in the United States, we must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate. Regulatory approval of an NDA is not guaranteed. The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and we could encounter problems that cause us to repeat or perform additional preclinical studies, CMC studies or clinical trials. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

☐	may not deem a product candidate to be adequately safe and effective;
☐	may not find the data from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;
☐	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than we do;
☐	may not approve the manufacturing processes or facilities associated with our product candidates;
☐	may change approval policies (including with respect to our product candidates’ class of drugs) or adopt new regulations; or
☐	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Undesirable side effects caused by any product candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or cause us to evaluate the future of our development programs. The regulatory review and approval process is lengthy, expensive and inherently uncertain. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. The general review goal for a drug application is ten months for a standard application and six months for a priority review application. The FDA’s review goals are subject to change and it is unknown whether the review of an NDA filing for any of our product candidates will be completed within the FDA’s review goals or will be delayed. Moreover, the duration of the FDA’s review may depend on the number and types of other NDAs that are submitted to FDA around the same time period. The development and approval process may take many years, require substantial resources and may never lead to the approval of a product. Failure to obtain or delays in obtaining, regulatory approvals may:

☐	adversely affect the commercialization of the current Delcath chemosaturation system or any products that we develop in the future;
☐	impose additional costs on us;
☐	diminish any competitive advantages that may be attained; and
☐	adversely affect our ability to generate revenues.

We have obtained the right to affix the CE Mark for the Delcath Hepatic CHEMOSAT Delivery System  as a medical device for the delivery of melphalan. Since we may only promote the device within this specific indication, if physicians are unwilling to obtain melphalan separately for use with the Delcath Hepatic CHEMOSAT Delivery System , our ability to commercialize the Delcath Hepatic CHEMOSAT Delivery System in the EEA will be significantly limited.
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

Our product instructions and indication reference the chemotherapeutic agent melphalan. However, no melphalan labels in the EEA reference our product, and the labels vary from country to country with respect to the approved indication of the drug and its mode of administration. As a result, the delivery of melphalan with our device may not be within the applicable melphalan label with respect to some indications in some Member States of the EEA where the drug is authorized for marketing. In the exercise of their professional judgment in the practice of medicine, physicians are generally allowed, under certain conditions, to use or prescribe a product in ways not approved by regulatory authorities. Physicians intending to use our device must obtain melphalan separately for use with the Delcath CHEMOSAT system and must use melphalan independently at their discretion. If physicians are unwilling to obtain melphalan separately from our product and/or to prescribe the use of melphalan independently, our sales opportunities in the EEA will be significantly impaired.

While we have obtained the right to affix the CE Mark, we will be subject to significant ongoing regulatory obligations and oversight in the EEA and in any other country where we receive marketing authorization or approval.
In April 2011, we obtained the required certification from our European Notified Body, enabling us to complete an EC Declaration of Conformity with the essential requirements of the EU Medical Devices Directive and affix the CE Mark to the Delcath Hepatic CHEMOSAT Delivery System. In order to maintain the right to affix the CE Mark in the EEA, we are subject to compliance obligations, and any material changes to the approved product, such as manufacturing changes, product improvements or revised labeling, may require further regulatory review. Additionally, we will be subject to ongoing audits by our European Notified Body, and the right to affix the CE Mark to the Delcath Hepatic CHEMOSAT Delivery System m may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

☐	refusals or delays in the approval of applications or supplements to approved applications;
☐	refusal of a regulatory authority to review pending market approval applications or supplements to approved applications;
☐	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;
☐	fines, Warning Letters or holds on clinical trials;
☐	import or export restrictions;
☐	injunctions or the imposition of civil or criminal penalties;
☐	restrictions on product administration, requirements for additional clinical trials or changes to product labeling or REMS programs; or
☐	recommendations by regulatory authorities against entering into governmental contracts with us.

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

In December 2010, we submitted our Section 505(b)(2) NDA to the FDA, seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver. An NDA submitted under Section 505(b)(2) of the FFDCA permits the application to incorporate information required for approval from studies not conducted by or for the application and for which the applicant has not obtained a right of reference. Our Section 505(b)(2) application cited the safety information for melphalan submitted by prior NDA applicants for this drug. In February 2011, we received an RTF from the FDA for the NDA. In accordance with applicable regulations, the FDA has the ability to formally file or refuse to file an application within 60 days of the completion of the submission. The FDA will issue an RTF if it determines upon an initial review that the NDA is not sufficiently complete to permit a substantive review. Neither the acceptance nor non-acceptance of an NDA for filing is a determination of the ultimate approvability of the drug product at issue. The RTF represented a determination by the FDA that, based on its preliminary review, the NDA is not sufficiently complete to permit a substantive review. The RTF requested information on a number of items, including manufacturing plant inspection timing, product and sterilization validations, statistical analysis clarification concerning randomization and additional safety information regarding patient hospitalization data in order to allow the FDA to properly assess the risk-benefit profile of the product candidate. On January 12, 2012, we held a pre-NDA meeting with the FDA to discuss our NDA submission and provide an update on the items identified in the RTF. Based upon the meeting and FDA correspondence received in response to our meeting request and the briefing packet we submitted, we are satisfied with the responses that we received from the FDA to certain questions we had regarding the NDA submission.  Accordingly, we will continue with the preparation of our NDA submission as planned and expect to make the submission in the second quarter of 2012.  If we are unable to properly address the issues raised in the RTF to the FDA’s satisfaction, we may be unable to resubmit our NDA to the FDA. Further, if we resubmit the NDA and subsequently receive a second RTF from the FDA, or, if it is accepted for filing and the FDA fails to approve the application after a substantive review, we will not be able to commercialize the Delcath chemosaturation system in the United States and our value and our results of operations will be harmed.

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
We intend to leverage our CE Mark to obtain required regulatory approvals for the Delcath Hepatic CHEMOSAT Delivery System in other parts of the world, including Asia. However, our lack of experience conducting clinical trials outside the United States may negatively impact the approval process in foreign countries where we intend to seek approval for the Delcath chemosaturation system. We have not previously conducted multi-national clinical trials, and, particularly in countries where melphalan has not yet been approved, obtaining approval for the Delcath chemosaturation system may be challenging.

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
The clinical trial data on our product is limited to specific types of liver cancer. In 2010, we concluded a Phase III clinical trial of the Delcath chemosaturation system with melphalan in patients with metastatic ocular and cutaneous melanoma to the liver and also completed a multi-arm Phase II clinical trial of the Delcath chemosaturation system with melphalan in patients with primary and metastatic melanoma stratified into four arms. We currently have no clinical trials on any other major forms of liver cancer.

We intend to conduct clinical trials for other indications, and it may take several years to complete the testing of the Delcath chemosaturation system with melphalan, doxorubicin or other chemotherapeutic agents  for use in the treatment of the indications we wish to obtain approval of, and failure can occur at any stage of development, for many reasons, including:

☐	any pre-clinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;
☐	pre-clinical or clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;
☐
negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;

☐
the FDA or foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;

☐
we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we are developing a system or the period required for review of any application for regulatory agency approval;

☐	our clinical trials may not demonstrate the safety and efficacy of any system or result in marketable products;
☐	the FDA or foreign regulatory authorities may request additional clinical trials, including an additional Phase III trial, relating to our NDA submissions;
☐
the FDA or foreign regulatory authorities may change its approval policies or adopt new regulations that may negatively affect or delay our ability to bring a system to market or require additional clinical trials; and

☐	a system may not be approved for all the requested indications.

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

Purchasers of the Delcath Hepatic CHEMOSAT Delivery System in the EEA may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, we may not be able to successfully commercialize the Delcath Hepatic CHEMOSAT Delivery System in the EEA. We have obtained the right to affix the CE Mark for the Delcath Hepatic CHEMOSAT Delivery System , and we intend to seek third-party or government reimbursement within those countries in the EEA where we expect to market and sell the Delcath CHEMOSAT. Until we obtain government reimbursement, we will rely on private payors or local pre-approved funds where available. New technology payment programs may provide interim funding, but there are no assurances that we will qualify for such funding. Even if we do qualify, the amount and the duration of this funding may be limited. There are also no assurances that third-party payors or government health agencies of members states of the EEA will reimburse the product’s use in the long term or at all. Further, each country has its own protocols regarding reimbursement, so successfully obtaining third party or government health agency reimbursement in one country does not necessarily translate to similar reimbursement in other EEA countries. Physicians, hospitals and other health care providers may be reluctant to purchase the Delcath CHEMOSAT System if they do not receive substantial reimbursement for the cost of using our product from third-party payors or government entities. The lack of adequate reimbursement may significantly limit sales opportunities in the EEA.

As the Delcath chemosaturation system is not currently approved by the FDA or other regulatory bodies outside the EEA, Australia or New Zealand, third-party payors in the United States and elsewhere will not reimburse the use of our product. Even if approval is obtained, inadequate reimbursement may harm results of operations.
The Delcath chemosaturation system is currently not approved by the FDA or any other regulatory body outside the EEA, Australia or New Zealand. Medicare, Medicaid, private health insurance plans and their foreign equivalents will not reimburse the Delcath chemosaturation system’s use since the product is currently not approved outside the EEA, Australia or New Zealand. We will seek reimbursement by third-party payors of the cost of the Delcath chemosaturation system after its use is approved, but there are no assurances that third-party payors in the United States or other countries will agree to cover the cost of procedures using the Delcath chemosaturation system at all or at rates that are adequate to cover the actual costs. Further, third-party payors may deny reimbursement if they determine that the Delcath chemosaturation system is not used in accordance with established payor protocols regarding cost effective treatment methods or is used outside its approved indication or for forms of cancer or with drugs not specifically approved by the FDA or other foreign regulatory bodies in the future. Without reimbursement, physicians, hospitals and other health care providers will be less likely to purchase the Delcath chemosaturation system, thereby harming our results of operations.

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
Under the regulatory scheme in the EEA, the Delcath Hepatic CHEMOSAT Delivery System is approved for marketing as a device only, and doctors will separately obtain melphalan for use with the Delcath CHEMOSAT system. Although melphalan has been approved in the EEA for over a decade, we are aware that there is currently only one approved manufacturer of melphalan in the EEA, with whom we have no supply arrangements or other affiliation, and therefore we will not have any control over the quality, availability, price or labeling of melphalan in that market. As a result, there may not be sufficient supply of melphalan for use with our system, and any adverse change in the sole manufacturer’s commercial operations or regulatory approval status may seriously impair our sales opportunities in the EEA. Additionally, melphalan is not available in certain foreign countries outside the EEA where we intend to market the Delcath CHEMOSAT system. If supply of melphalan remains limited or unavailable, we will be unable to commercialize our product in these markets, thereby limiting future sales opportunities.

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

We have limited experience in marketing and commercializing our products, and as a result, we may not be successful in commercializing the Delcath CHEMOSAT System in the EEA.
We intend to pursue a two-pronged commercialization strategy in the EEA under which we will directly and indirectly market the Delcath Hepatic CHEMOSAT Delivery System. To pursue a direct marketing strategy in the United Kingdom, Germany and the Netherlands, we intend to utilize a contract sales organization to provide MSLs to educate the medical oncologists, and we intend to utilize a direct sales force to sell our product to interventional radiologists and hospitals. In France, Italy and Spain, where we intend to pursue an indirect marketing strategy, we will enter into agreements with third-party distributors. However, we have not previously sold, marketed or distributed any products and have limited experience in building a sales and marketing organization and in entering into and managing relationships with third-party distributors. Even though we have obtained the right to affix the CE Mark, we currently have limited sales, marketing, commercial or distribution capabilities in any countries in the EEA. In order to pursue our strategy to commercialize the Delcath CHEMOSAT system in the EEA, we must acquire or internally develop a sales, marketing and distribution infrastructure and/or enter into strategic alliances to perform these services. The development of sales, marketing and distribution infrastructure is difficult, time consuming and requires substantial financial and other resources. If we cannot successfully develop the infrastructure to market and commercialize the Delcath CHEMOSAT system, our ability to generate revenues in the EEA may be harmed, and we may be required to enter into strategic alliances to have such activities carried out on our behalf, which may not be on favorable terms.

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

Even if we are successful in commercializing the Delcath chemosaturation system in the EEA, we may not be successful in the United States and other foreign countries. Each country requires a different commercialization strategy, so our EEA strategy may not translate to other markets. Without a successful commercialization strategy tailored for each market, our efforts to promote and market the Delcath Hepatic CHEMOSAT Delivery System  in each of our target markets may fail in any or all of those markets.

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
Currently we have only received authorization to market the Delcath Hepatic CHEMOSAT Delivery System  in the EEA, Australia and New Zealand, and intend to seek similar authorization or approvals in other foreign countries. As a result, we expect international sales of our products to account for a significant portion of our revenue, which exposes us to risks inherent in international operations. To accommodate our international sales, we will need to further invest financial and management resources to develop an international infrastructure that will meet the needs of our customers. Accordingly, we will face additional risks resulting from our international operations including:

☐	difficulties in enforcing agreements and collecting receivables in a timely manner through the legal systems of many countries outside the United States;
☐	the failure to fulfill foreign regulatory requirements to market our products on a timely basis or at all;
☐	availability of, and changes in, reimbursement within prevailing foreign healthcare payment systems;
☐	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign sales or marketing employees and agents;
☐	limited protection for intellectual property rights in some countries;
☐	fluctuations in currency exchange rates;
☐	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;
☐	the possibility of any material shipping delays;
☐	significant changes in the political, regulatory, safety or economic conditions in a country or region;
☐	protectionist laws and business practices that favor local competitors; and
☐	trade restrictions, including the imposition of, or significant changes to, the level of tariffs, customs duties and export quotas.

If we fail to overcome the challenges we encounter in our international operations, our business and results of operations may be materially adversely affected.

The Delcath CHEMOSAT System has been used a limited number of times in a clinical setting in the EEA, so market acceptance of our product will depend on EEA healthcare professionals’ efforts to learn about our product.
Since all of our prior clinical studies were conducted in the United States and the Delcath CHEMOSAT system has had limited use in a clinical setting in the EEA, physicians in the EEA have no clinical experience with our product. As a result, the Delcath Hepatic CHEMOSAT Delivery System may not gain significant market acceptance among physicians, hospitals, patients and healthcare payors in the EEA until healthcare professionals are properly educated about the procedure. Market acceptance of the CHEMOSAT system in the EEA will depend upon a variety of factors including:

☐	whether our future clinical trials demonstrate significantly improved patient outcomes;
☐	our ability to educate and train physicians to perform the procedure and drive acceptance of the use of the CHEMOSAT system;
☐	our ability to convince healthcare payors that use of the CHEMOSAT system results in reduced treatment costs and improved outcomes for patients;

☐	whether the CHEMOSAT system replaces and/or complements treatment methods in which many hospitals have made a significant investment; and
☐	whether doctors and hospitals are willing to replace their existing technology with a new medical technology until the new technology’s value has been demonstrated.

We intend to establish clinical training and centers of excellence to educate and train physicians and healthcare payors in the EEA, but the key opinion thought leadership required for initial market acceptance within the healthcare arena may take time to develop. Without effort from healthcare professionals to become educated about our product, the market may not accept the CHEMOSAT system and our efforts to commercialize the CHEMOSAT system in the EEA may be unsuccessful.

Similar considerations apply in any other market where we receive approval. Successful commercialization of the CHEMOSAT system in these markets will depend on market acceptance by healthcare professionals.

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

Companies in the medical drug/device industry may use intellectual property infringement litigation to gain a competitive advantage. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not publicly available until the patent issues. As a result, avoiding patent infringement may be difficult. Litigation may be necessary to enforce any patents issued or assigned to us or to determine the scope and validity of third-party proprietary rights. Litigation could be costly and could divert our attention from our business. There are no guarantees that we will receive a favorable outcome in any such litigation. If a third party claims that we infringed its patents, any of the following may occur:

☐	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;
☐
a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

☐	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

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
We presently only have valid issued patents for the current version of the Delcath chemosaturation system in the United States. Without patent protection in the EEA, the Delcath Hepatic CHEMOSAT Delivery System  will only be covered by trade secret protection. Unlike patents, trade secrets are only recognized under applicable law if they are kept secret by restricting their disclosure to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot be assured that consultants, employees and other third parties with whom we have entered into confidentiality agreements will not breach the terms of such agreements by improperly using or disclosing our trade secrets or other proprietary knowledge or that we will have adequate remedies for any such breach.

Trade secret protection does not prevent independent discovery of the technology or proprietary information or use of the same. Competitors may independently duplicate or exceed our technology in whole or in part. If we are not successful in maintaining the confidentiality of our technology, the loss of trade secret protection or know-how relating to the Delcath chemosaturation system will significantly impair our ability to commercialize the Delcath Hepatic CHEMOSAT Delivery System in the EEA, and our value and results of operations will be harmed.

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
The equity markets may experience periods of volatility, which could result in highly variable and unpredictable pricing of equity securities. The market price of our common stock could change in ways that may or may not be related to our business, our industry or our operating performance and financial condition. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

☐	results of our clinical trials;
☐	regulatory delays, non-acceptance or non-approval of our product;
☐	manufacturing difficulties;
☐	unexpected adverse events caused by the Delcath chemosaturation system;
☐	product recalls;
☐	actual or anticipated quarterly variations in our operating results;
☐	changes in expectations as to our future financial performance or changes in financial estimates, if any, of public market analysts;
☐	announcements relating to our business or the business of our competitors;
☐	a challenge to one of our patents, either in court or via administrative proceedings in the United States Patent and Trademark Office;
☐	conditions generally affecting the healthcare and cancer treatment industries;
☐	the success of our operating strategy;
☐	our ability to repay our debt;
☐	future sales of equity or equity-related securities; and
☐	general financial, economic, domestic, international and other market conditions.

Many of these factors are beyond our control, and we cannot predict their potential impact on the price of our common stock. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

Our insiders beneficially own a significant portion of our stock.
As of December 31, 2011, our executive officers, directors and affiliated persons beneficially owned approximately 6.5% of our common stock. As a result, our executive officers, directors and affiliated persons will have significant influence to:

☐	elect or defeat the election of our directors;
☐	amend or prevent amendment of our certificate of incorporation or by-laws;
☐	effect or prevent a merger, sale of assets or other corporate transaction; and
☐	affect the outcome of any other matter submitted to the stockholders for vote.

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

Anti-takeover provisions in our Certificate of Incorporation and By-laws may reduce the likelihood of a potential change of control, or make it more difficult for our stockholders to replace management.
Certain provisions of our Certificate of Incorporation and By-laws and of our stockholders rights agreement could have the effect of making it more difficult for our stockholders to replace management at a time when a substantial number of our stockholders might favor a change in management. These provisions include:

☐	providing for a staggered board; and
☐	authorizing the board of directors to fill vacant directorships or increase the size of our board of directors.

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
We are not restricted from issuing additional shares of our common stock, or from issuing securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. As of December 31, 2011, we had an aggregate of 21,762,370 shares of common stock authorized but unissued. Subject to certain volume limitations imposed by The NASDAQ Capital Market, we may issue all of these shares without any action or approval by our shareholders. We have established an "at the market" equity offering program, and we may issue shares under this program without any action or approval by our shareholders. We may expand our business through complementary or strategic acquisitions of other companies and assets, and we may issue shares of common stock in connection with those acquisitions or otherwise. The market price of our common stock could decline as a result of our issuance of a large number of shares of common stock, particularly if the per share consideration we receive for the stock we issue is less than the per share book value of our common stock or if we are not expected to be able to generate earnings with the proceeds of the issuance that are as great as the earnings per share we are generating before we issue the additional shares. In addition, any shares issued in connection with these activities, the exercise of stock options or otherwise would dilute the percentage ownership held by our investors. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate offices currently occupy 17,320 square feet of office space at 810 Seventh Avenue, New York, New York under a lease that expires in November 2020. The Company leases three buildings containing approximately 10,320 square feet at 566 Queensbury Avenue, 8,000 square feet at 2 Country Club Road, and 6,000 at 97-95 Park Road in Queensbury, New York. These buildings house manufacturing, research and development, and office space each under lease agreements that expire on August 31, 2012, November 12, 2012, and July 18, 2012, respectively. Delcath has an option to purchase the building at 566 Queensbury Avenue prior to the expiration of the lease term. The Company also owns land at 10,12 and 14 Park Road in Queensbury, New York, In addition, Delcath Systems Limited leases two offices containing approximately 19,200 square feet at 19 Mervue, Industrial Park and approximately 1,640 square feet at Lyrr Building 3 in Galway, Ireland under lease agreements that expire August 2, 2021 and March, 2012, respectively. The Company believes substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current operational needs.

Item 3.  Legal Proceedings.

None.

Item 4.  Removed and Reserved.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on The NASDAQ Capital Market under the symbol “DCTH”.

The following table sets forth the high and low last reported sales prices of our common stock for the fiscal quarters indicated as reported on The NASDAQ Capital Market:

Common Stock Price Range

	2011
	High	Low
Quarter ended March 31, 2011	$11.44	$6.18
Quarter ended June 30, 2011	8.63	4.98
Quarter ended September 30, 2011	6.37	3.09
Quarter ended December 31, 2011	3.75	1.88

	2010
	High	Low
Quarter ended March 31, 2010	$8.41	$4.31
Quarter ended June 30, 2010	16.18	6.34
Quarter ended September 30, 2010	8.69	5.53
Quarter ended December 31, 2010	11.27	7.20

On March 2, 2012 there were 117 stockholders of record of our common stock.

Dividend Policy

The Company has never declared or paid cash dividends on our common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, in the quarter ended December 31, 2011.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock over the five-year period ended December 31, 2011, the cumulative total return during such period of the NASDAQ Composite Index and the Hemscott Industry Group 513-Drug Delivery. The comparison assumes $100 was invested on December 31, 2006, in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/06	12/07	12/08	12/09	12/10	12/11

Delcath Systems Inc.	100.00	50.00	32.16	138.11	264.86	82.43
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58
Industry Group 513 - Drug Delivery	100.00	115.41	56.91	83.67	100.17	124.69

	12/06	12/07	12/08	12/09	12/10	12/11

Delcath Systems Inc.		-50.00%	-35.68%	329.41%	91.78%	-68.88%
NASDAQ Composite		10.38%	-40.59%	45.27%	17.79%	-1.46%
Industry Group 513 - Drug Delivery		15.41%	-50.69%	47.04%	19.72%	24.48%

Item 6.  Selected Financial Data.

The selected financial data set forth below should be read together with  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

The selected financial data set forth below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived from our audited financial statements included in this Annual Report on Form 10-K. All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Statement of Operations Data
Costs and expenses	$46,456	$30,743	$13,536	$8,066	$6,913
Operating loss	46,456	30,743	13,536	8,066	6,913
Net loss	30,885	46,684	22,057	6,865	3,664
Loss per share	(0.68)	(1.20)	(0.82)	(0.27)	(0.16

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance Sheet Data
Current assets	$31,988	$48,898	$36,286	$11,341	$18,091
Total assets	35,241	50,578	36,807	11,359	18,106
Current liabilities	8,837	21,197	13,049	1,152	1,677
Stockholder’s equity	26,104	29,081	23,758	10,207	16,429

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a development stage, specialty pharmaceutical and medical device company focused on oncology, initially cancers in the liver. Since our inception, we have directed our research efforts towards the development and clinical study of the Delcath chemosaturation system.

The Delcath chemosaturation system allows the administration of concentrated regional chemotherapy by isolating the circulatory system of the targeted organ. Once the organ is isolated, the Delcath chemosaturation system delivers high doses of chemotherapeutic agents directly to the liver, while limiting systemic exposure and the related side effects by filtering the blood prior to returning it to the patient. The Delcath chemosaturation system involves a series of three catheter insertions, each of which is placed percutaneously through standard interventional radiology techniques.  The procedure is minimally invasive and repeatable allowing for multiple courses of treatment with chemotherapeutic drugs and the potential for concomitant cancer therapies. We believe that the Delcath chemosaturation system is a platform technology that may have broader applicability, including the use of other drugs to treat the liver, as well as for the treatment of cancers in other organs and regions of the body.

On April 13, 2011, we obtained the right to affix the CE Mark to the Delcath Hepatic CHEMOSAT® Delivery System (CHEMOSAT System). The right to affix the CE mark allows us to market and sell the CHEMOSAT System in the European Economic Area (EEA). In the EEA, the CHEMOSAT System is regulated as a medical device indicated for the intra-arterial administration of chemotherapeutic agent (melphalan hydrochloride) to the liver with additional extracorporeal filtration of the venous blood return. We have filed an application seeking CE Marking for Generation 2 of our chemosaturation system with melphalan as an amendment to the original CE Mark for the CHEMOSAT system and that application is currently under review with the Notified Body.

We believe the CHEMOSAT system may ultimately fulfill an annual unmet clinical need for as many as 100,000 liver cancer patients in the EEA. We intend to focus our initial efforts on seven target markets including Germany, United Kingdom, France, the Netherlands, Italy, Spain and Ireland. We believe these countries represent a majority of the total potential liver cancer market in EEA countries.  We plan to use a combination of direct and indirect sales channels to market and distribute the CHEMOSAT system in the EEA. Our European commercialization strategy involves the establishment of clinical training and centers of excellence to educate and train physicians in these countries in order to develop key opinion thought leadership and foster initial market acceptance. To support our commercialization efforts in the EEA, we have established our European Headquarters in Galway, Ireland.

On November 21, 2011 we announced that we had entered into an initial training and marketing agreement with the European Institute of Oncology (IEO) in Milan, Italy. We have also entered into initial training and marketing agreements with the Frankfurt University Hospital in Frankfurt, Germany, as well as with University Medical Center Schleswig-Holstein in Kiel, Germany. In February 2012, we commenced our first European patient treatments with the CHEMOSAT system at IEO in Italy and Frankfurt University Hospital in Germany. The initial patients involved were treated for inoperable liver-dominant metastases from ocular melanoma, cutaneous melanoma, breast cancer and gastric cancer. We plan to add additional cancer centers in France, the United Kingdom, Netherlands and Ireland in the near future.

In the United States, the Delcath chemosaturation system for the administration of melphalan hydrochloride is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration (FDA).  In December 2010, we submitted our Section 505(b)(2) New Drug Application (NDA), to the FDA, seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver.  In February 2011, we received a Refusal to File (RTF) letter from the FDA for the NDA. The FDA will issue an RTF if it determines, upon an initial review, that the NDA is not sufficiently complete to permit a substantive review. Neither the acceptance nor non-acceptance of an NDA for filing is a determination of the ultimate approvability of the drug product at issue. The RTF requested information on a number of items, including manufacturing plant inspection timing, product and sterilization validations, statistical analysis clarification concerning randomization and additional safety information regarding patient hospitalization data in order to allow the FDA to properly assess the risk-benefit profile of the product candidate. On January 12, 2012, we held a pre-NDA meeting with the FDA to discuss our NDA submission and provide an update on the items identified in the RTF. Based upon the meeting and FDA correspondence received in response to our meeting request and the briefing packet we submitted, we are satisfied with the responses that we received from the FDA to certain questions we had regarding the NDA submission.  Accordingly, we will continue with the preparation of our NDA submission as planned and expect to make the submission in the second quarter of 2012.

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

At December 31, 2011, cash and cash equivalents totaled $25.8 million, as compared to $45.6 million at December 31, 2010. Approximately $25.4 million of our funds were invested in money markets at December 31, 2011. In addition, the Company had $5.0 million in certificates of deposit at December 31, 2011 as compared to $1.5 million at December 31, 2010. At December 31, 2011, cash, cash equivalents and certificates of deposit totaled $30.8 million as compared to $47.1 million at December 31, 2010.

During the twelve months ended December 31, 2011, Delcath used $37.4 million of cash in our operating activities. This amount compares to $24.1 million used in our operating activities during the comparable twelve month period ended December 31, 2010.  The increase of $13.3 million, or 55.2%, is primarily due to our preparations to commercialize the Delcath chemosaturation system, expenses related to our remonitoring efforts to prepare our submission to the FDA, and an increase in compensation related expenses  as the Company grew from 47 to 80 employees during 2011.   The Company expects that cash allocated to operating activities will continue to increase as Delcath continues its commercialization efforts in Europe, continues to navigate extensive regulatory processes across the globe, and initiates new clinical trials. The Company believes it has access to sufficient capital to fund our operating activities through 2012.

At December 31, 2011, the Company’s deficit accumulated during the development stage was approximately $146.9 million, as compared to $116.1 million at December 31, 2010.  Because our business does not generate positive cash flow from operating activities, the Company will need to raise additional capital in order to fully commercialize our product or to fund development efforts relating to additional indications.  The Company anticipates it will be able to raise additional capital in the event that  it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of our capital stock, or entering into strategic alliances with appropriate partners.  To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Further, our assumptions relating to our cash requirements may differ materially from our actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the focus and direction of our clinical trials and costs related to commercializing the Delcath chemosaturation system.

In March 2010, the Company filed a registration statement on Form S-3 with the SEC, which allows the Company to offer and sell, from time to time in one or more offerings, up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The registration statement became effective on April 13, 2010 (333-165677). The Company used this registration statement for its August 2010 and July 2011 public offerings detailed in Note 3 of the footnotes to the 2011 consolidated financial statements in this Annual Report on Form 10-K and for establishing an "at the market" equity offering program detailed in Note 9 of the footnotes to the 2011 consolidated financial statements in this Annual Report on Form 10-K. The Company has funded our operations through a combination of private placements of our securities and through the proceeds of our public offerings in 2000, 2003, 2009, 2010 and 2011, along with our registered direct offerings in 2007 and 2009. As of December 31, 2011, Delcath had approximately $39,750,000 aggregate amount of common stock, preferred stock, stock purchase contracts, warrants and debt securities (or a combination of these securities) available to be issued under our effective registration statement on Form S-3. The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of our products, funding of our clinical trials, capital expenditures and working capital. For a detailed discussion of our various sales of securities and our "at the market" equity offering program see Note 3 and Note 9, respectively, in the footnotes to the 2011 consolidated financial statements in this Annual Report on Form 10-K.

In December 2011, the Company filed an additional registration statement on Form S-3 with the SEC, which allows the Company to offer and sell, from time to time in one or more offerings, up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012 (333-178819).

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various contracts such as long-term research and development agreement obligations and lease agreements. The following table provides a summary of significant contractual obligations at December 31, 2011 (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Research Activities	$1.0	$1.0	$-	$-	$-
Operating Leases	11.9	1.3	3.6	3.9	3.1

The principal goal of Delcath’s Cooperative Research and Development Agreement (CRADA) with the NCI is to continue the development of a novel form of regional cancer therapy by designing clinical protocols utilizing the Delcath chemosaturation system to regionally deliver chemotherapeutics to patients with unresectable malignancies confined to an organ or region of the body. Under the terms of the agreement, Delcath pays $1,000,000 per year to the NCI for clinical support. These funds are payable in quarterly amounts of $250,000, and are used for material support of the CRADA (including equipment, supplies, travel, and other related CRADA support), as well as for support of existing or new scientific or clinical staff to be hired by NCI who are to perform work under the CRADA.

Our operating lease obligations at December 31, 2011 include: the annual rent under the lease for our office space at 810 Seventh Avenue, New York, New York, which will expire in November, 2020; the annual rent under the leases for our facilities in Queensbury, New York, which expire in July, August and November, 2012; and the annual rent for our facilities in Galway, Ireland, which will expire in February 2012 and August 2021.  See Part I, Item 2, “Properties” and Note 5 of the footnotes to the 2011 consolidated financial statements in this Annual Report on Form 10-K.

Future Capital Needs; Additional Future Funding

Our future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance that it will ever achieve consistent profitability. The Company believes that it has access to adequate resources to fund operations through 2012 and anticipates that additional working capital may be required to continue our operations. There can be no assurance that such working capital will be available on acceptable terms, if at all.

Results of Operations for the Year Ended December 31, 2011; Comparisons of Results of the Years Ended December 31, 2010 and 2009

Delcath has operated at a loss for its entire history. The Company had a net loss for the year ended December 31, 2011, of $30.9 million, a decrease of $15.8 million, or 34%, compared to the net loss from continuing operations for the same period in 2010.  This decrease is primarily due to a $31.5 million change in the fair value of the warrant liability, which is a non-cash expense, which was offset by a $15.7 million increase in operating costs. The increase in operating expenses reflects a significant increase in costs related to our preparations to commercialize the Delcath chemosaturation system, expenses related to our additional safety data collection efforts to prepare our submission to the FDA, and an increase in compensation related expenses as the Company grew from 47 to 80 employees during 2011. The warrants issued in 2007 and 2009 as part of our sales of common stock are considered to be derivatives and are subject to valuation and adjustment on a quarterly basis (see item 7A, below for a complete description). This mark-to-market adjustment of the warrant valuation resulted in the recording of $15.6 million in derivative instrument income for the year ended December 31, 2011; a $31.5 million difference from the $16.0 million of derivative instrument expense recorded in the year ended December 31, 2010.

Delcath had a net loss for the year ended December 31, 2010, of $46.7 million, an increase of $24.6 million, or 111.3%, compared to the net loss from continuing operations for the same period in 2009.  This increase was primarily due to a $17.2 million increase in operating costs and a $7.4 million increase in derivative instrument expense. The increase in operating expenses reflected an increase in costs related to our regulatory filings, as well as an increase in compensation related expenses as the Company grew from 17 to 47 employees during 2010.

General and Administrative Expenses
For the year ended December 31, 2011, general and administrative expenses increased to $21.3 million from $13.2 million for the year ended December 31, 2010.  The Company is continuing its transition from a development stage company to a commercial enterprise with staff dedicated to commercializing the Delcath chemosaturation system. The increase in the Company’s general and administrative expenses corresponds with the initiation of our European commercialization efforts, as well as an increase in staffing in both the United States and Europe.

For the year ended December 31, 2010, general and administrative expenses increased to $13.2 million from $3.9 million for the year ended December 31, 2009.  The Company continued its progress in transitioning from a development stage company focused solely on research and development activities to a commercial enterprise with staff dedicated to the future commercialization of the Delcath chemosaturation system. The increase in the Company’s general and administrative expenses was commensurate with those commercialization efforts. A significant portion of this increase was related to the expansion of our Marketing and Sales, Finance, and Manufacturing departments resulting in increased compensation and related overhead expenses.

Research and Development Expenses
For the year ended December 31, 2011, research and development expenses increased to $25.2 million from $17.6 million for the year ended December 31, 2010. The increase in expenses is primarily related to our expanded research and development activities, including work on our Generation 2 filter and regulatory expenses related to our submission to the FDA.

For the year ended December 31, 2010, research and development expenses increased to $17.6 million from $9.6 million for the year ended December 31, 2009. The Company’s hiring contributed to a marked increase in research and development expenses. Throughout 2010, Delcath expanded both its Research and Development and Regulatory and Quality Assurance departments. Additionally, Delcath focused substantial efforts on submissions for FDA approval and CE marking of the Delcath chemosaturation system.

Interest Income
Interest income shown is from our money market account, treasury bills and investment in various certificates of deposit. For the year ended December 31, 2011, the Company had interest income of $5,249 as compared to interest income of $10,698 for the same period in 2010.  For the year ended December 31, 2010, the Company earned interest from certificates of deposit which matured throughout 2010 and the first quarter of 2011, yielding lower interest income for the year ended December 31, 2011.

For the year ended December 31, 2010, the Company had interest income of $10,698 as compared to interest income of $73,833 for the same period in 2009. This decrease was due to the overall market conditions which continued to yield a lower percentage of return on investments.

Application of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Certain accounting policies have a significant impact on amounts reported in the consolidated financial statements. The notes to the consolidated financial statements included in Item 8 contain a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  Delcath is still in the development stage and has no revenues, trade receivables, inventories, or significant fixed or intangible assets, and therefore have very limited opportunities to choose among accounting policies or methods.  In many cases, the Company must use an accounting policy or method because it is the only policy or method permitted under GAAP.

Additionally, the Company devotes substantial resources to obtaining regulatory approvals for the Delcath chemosaturation system as well as our research and development activities, the cost of which is required to be charged to expense as incurred.  This further limits our choice of accounting policies and methods.  Similarly, management believes there are very limited circumstances in which our consolidated financial statement estimates are significant or critical.

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

Item 7A.Quantitative and Qualitative Disclosure About Market Risk

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

In June 2009, the Company completed the sale of 869,565 shares of its common stock and the issuance of warrants to purchase 1,043,478 common shares (the 2009 Warrants) in a subscription agreement with a single investor. The Company received gross proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants, resulting in net proceeds of $0.5 million. The fair value of the 2009 Warrants on June 15, 2009 was determined by using an option pricing model assuming a risk free interest rate of 2.75%, volatility of 72.93% and an expected life equal to the contractual life of the 2009 Warrants (June 2014).  The 2009 Warrants are currently exercisable at $3.60 per share with 1,043,478 shares outstanding at December 31, 2011 and have a five-year term.

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the 2007 Warrants) in a private placement to institutional and accredited investors. The Company received net proceeds of $13.3 million in this transaction. The Company allocated $4.3 million of the total proceeds to the 2007 Warrants. The 2007 Warrants were initially exercisable at $4.53 per share beginning six months after the issuance thereof and on or prior to the fifth anniversary of the issuance thereof. As required by the 2007 Warrant agreement, both the exercise price and number of warrants were adjusted following the Company’s June 9, 2009 sale of common stock. The 2007 Warrants are currently exercisable at $3.44 per share with 1,469,456 warrants outstanding at December 31, 2011.

The $2.2 million in proceeds allocated to the 2009 Warrants and the $4.3 million in proceeds allocated to the 2007 Warrants are classified as derivative instrument liabilities. The terms of the 2007 Warrants and the 2009 Warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the twelve month period ended December 31, 2011, the Company recorded pre-tax derivative instrument income of $15.6 million. The resulting derivative instrument liabilities totaled $2.4 million at December 31, 2011. Management expects that the warrants will either be exercised or expire worthless, at which point the then existing derivative liability will be credited to stockholders’ equity. The fair value of the Warrants at December 31, 2011 was determined by using an option pricing model assuming a risk free interest rate of 0.30% for the 2009 Warrants and 0.09% for the 2007 Warrants, volatility of 79.14% for the 2009 Warrants and 85.05% for the 2007 Warrants and an expected life equal to the contractual life of the Warrants (June 2014 and September 2012, respectively).

Item 8.  Consolidated Financial Statements and Supplementary Data

Consolidated Financial Statements:

Report of Ernst & Young LLP - Independent Registered Public Accounting Firm	F-1

Report of Grant Thornton LLP - Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 and cumulative from inception (August 5, 1988) to December 31, 2011	F-4

Consolidated Statements of Stockholders’ Equity, cumulative from inception (August 5, 1988) to December 31, 2011	F-5 – F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009 and cumulative from inception (August 5, 1988) to December 31, 2011	F-7

Notes to Consolidated Financial Statements	F-8 – F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Delcath Systems, Inc.

We have audited the accompanying consolidated balance sheets of Delcath Systems, Inc. (a development stage company), as of December 31, 2011 and 2010, and their related statements of operations, stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009, and for the cumulative period from August 5, 1988 (inception) through December 31, 2009 were audited by other auditors whose report dated February 24, 2010, expressed an unqualified opinion on those statements. The financial statements for the period August 5, 1988 (inception) through December 31, 2009 include a net loss of $22,056,592. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the period August 5, 1988 (inception) through December 31, 2011, insofar as it relates to amounts for prior periods through December 31, 2009, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delcath Systems, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended and the period from August 5, 1988 (inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Delcath Systems, Inc. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 05, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Metro Park, NJ
March 05, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Delcath Systems, Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Delcath Systems, Inc. (“Company”) for the year ended December 31, 2009 and for the cumulative period from inception (August 5, 1988) to December 31, 2009.  Delcath Systems Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Delcath Systems, Inc. for the year ended December 31, 2009 and for the cumulative period from inception (August 5, 1988) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

Successor to the practice of CCR LLP

/s/ Grant Thornton LLP
Glastonbury, Connecticut
February 24, 2010

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Consolidated Balance Sheets as of December 31, 2011 and 2010
(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets:
Current assets
Cash and cash equivalents	$25,777	$45,621
Investments – Certificates of deposit	4,980	1,492
Prepaid expenses and other current assets	1,231	1,784
Total current assets	31,988	48,897
Property, plant and equipment
Land	154	–
Furniture, fixtures and equipment	2,251	669
Computers and equipment	1,212	549
Leasehold improvements	1,148	940
	4,765	2,158
Less: accumulated depreciation	(1,512)	(477)
Property, plant and equipment, net	3,253	1,681
Total assets	$35,241	$50,578

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$925	$610
Accrued expenses	5,473	2,582
Warrant liability	2,439	18,005
Total current liabilities	8,837	21,197

Deferred revenue	300	300

Commitments and contingencies (Note 5)	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	–	–
Common stock, $.01 par value; 70,000,000 shares authorized; 48,237,630 and 43,028,146 shares issued and 48,016,002 and 42,932,460 outstanding at December 31, 2011 and December 31, 2010, respectively	482	430
Additional paid-in capital	172,613	144,783
Deficit accumulated during the development stage	(146,940)	(116,055)
Treasury stock, at cost; 28,100 shares at December 31, 2011 and December 31, 2010	(51)	(51)
Accumulated other comprehensive loss	–	(26)
Total stockholders’ equity	26,104	29,081
Total liabilities and stockholders’ equity	$35,241	$50,578

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
for the Years Ended December 31, 2011, 2010 and 2009, and
Cumulative from Inception (August 5, 1988) to December 31, 2011
(in thousands, except share and per share data)

	Year ended December 31,			Cumulative from inception (August 5, 1988) To December 31,
	2011	2010	2009	2011
Costs and expenses

General and administrative expenses	$21,283	$13,187	$3,899	$61,148
Research and development costs	25,173	17,556	9,637	81,764

Total costs and expenses	46,456	30,743	13,536	142,912

Operating loss	(46,456)	(30,743)	(13,536)	(142,912)

Change in fair value of warrant liability, net	15,566	(15,951)	(8,568)	(5,133)
Interest income	5	10	74	2,877
Other expense and interest expense	—	—	(27)	(274)
Net loss	(30,885)	(46,684)	(22,057)	(145,442)
Common share data:
Basic and diluted loss per share	$(0.68)	$(1.20)	$(0.82)

Weighted average number of basic and diluted common shares outstanding	45,236,921	38,991,481	27,072,556

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity
Cumulative from Inception (August 5, 1988) to December 31, 2011
(in thousands, except share data)

	Common Stock $0.01 Par Value Issued		In Treasury		Preferred Stock $0.01 Par Value
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
From inception to Dec. 31, 2008:
Sales of Common Stock	13,708,783	$137	311,393	$3	-	-	$29,911	-	-	$30,051
Sales of Preferred Stock	-	-	-	-	2,416,675	24	1,741	-	-	1,765
Dividends paid on preferred stock	690,910	7	-	-	-	-	992	(1,499)	-	(500)
Conversion of preferred stock	833,873	8	-	-	(2,416,675)	(24)	16	-	-	-
Exercise of stock options	1,501,993	15	3,450	-	-		2,758	-	-	2,773
Vesting of stock options	-	-	-	-	-	-	446	-	-	446
Compensation expense for issuance of stock options	-	-	-	-	-	-	5,092	-	-	5,092
Forfeiture since inception of stock options	-	-	-	-	-	-	(1,241)	-	-	(1,241)
Exercise of warrants	8,223,484	82	-	-	-	-	14,267	-	-	14,349
Shares and warrants issued as compensation, in connection with conversion of short-term borrowings and as settlement of Consent Solicitation lawsuit	427,761	4	99,216	1	-	-	3,363	-	-	3,368
Repurchases of stock	-	-	(28,100)	(51)	-	-	-	-	-	(51)
Shares returned due to relevant technology milestones not being fully achieved and as settlement of a dispute with a former director	(3,450)	-	(414,059)	(4)	-	-	(1)	-	-	(5)
Deficit accumulated from inception	-	-	-	-	-	-	-	(45,815)	-	(45,815)
Change in unrealized loss on investments	-	-	-	-	-	-	-	-	(24)	(24)
Balance at December 31, 2008	25,383,354	253	(28,100)	$(51)	-	-	$57,344	$(47,314)	$(24)	$10,208
Compensation expense for restricted stock	91,666	1	-	-	-	-	735	-	-	736
Compensation expense for issuance of stock options	-	-	-	-	-	-	1,579	-	-	1,579
Sale of stock (including 1,043,478 warrants to purchase one share of common stock at $3.99)	869,565	9	-	-	-	-	467	-	-	476
Exercise of warrants	103,512	1	-	-	-	-	355	-	-	356
Sale of stock, net of expenses	9,775,000	98	-	-	-	-	32,355	-	-	32,453
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(22,057)	-	(22,057)
Change in unrealized loss on investments	-	-	-	-	-	-	-	-	8	8
Total comprehensive loss:	-	-	-	-	-	-	-	-	-	(22,049)
Balance at December 31, 2009	36,223,097	$362	(28,100)	$(51)	-	-	$92,835	$(69,371)	$(16)	$23,759

	Common Stock $0.01 Par Value Issued		In Treasury		Preferred Stock $0.01 Par Value
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Compensation expense for restricted stock	414,042	4	-	-	-	-	1,671	-	-	1,675
Compensation expense for issuance of stock options	-	-	-	-	-	-	3,839	-	-	3,839
Exercise of warrants and options, common stock surrendered upon restricted stock vesting	1,206,007	12	-	-	-	-	3,830	-	-	3,842
Fair value of warrants reclassified from liability to additional paid-in capital upon exercise	-	-	-	-	-	-	9,154	-	-	9,154
Sale of stock, net of expenses	5,185,000	52	-	-	-	-	33,454	-	-	33,506
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(46,684)	-	(46,684)
Change in unrealized loss on investments	-	-	-	-	-	-	-	-	(10)	(10)
Total comprehensive loss:	-	-	-	-	-	-	-	-	-	(46,694)
Balance at December 31, 2010	43,028,146	$430	(28,100)	$(51)	-	-	$144,783	$(116,055)	$(26)	$29,081
Compensation expense for restricted stock	173,212	2	-	-	-	-	652	-	-	654
Compensation expense for issuance of stock options	-	-	-	-	-	-	3,605	-	-	3,605
Exercise of options, common stock surrendered upon restricted stock vesting	36,272	-	-	-	-	-	82	-	-	82
Sale of stock, net of expenses	5,000,000	50	-	-	-	-	23,491	-	-	23,541
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(30,885)	-	(30,885)
Change in unrealized loss on investments	-	-	-	-	-	-	-	-	26	26
Total comprehensive loss:	-	-	-	-	-	-	-	-	-	(30,859)
Balance at December 31, 2011	48,237,630	$482	(28,100)	$(51)	-	-	$172,613	$(146,940)	$-	$26,104

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2011, 2010, and 2009 and
Cumulative from Inception (August 5, 1988) to December 31, 2011
(in thousands)

	Year ended December 31,			Cumulativefrom inception (August 5, 1988) to December 31,
	2011	2010	2009	2011
Cash flows from operating activities:
Net loss	$(30,885)	$(46,684)	$(22,057)	$(145,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	3,605	3,839	1,579	14,383
Restricted stock and warrant compensation expense	654	1,675	736	4,210
Depreciation expense	1,035	472	8	1,567
Amortization of organization costs and loss on disposal of equipment	—	7	3	52
Warrant liability fair value adjustment	(15,566)	15,951	8,568	5,133
Non-cash interest income	—	(3)	—	(12)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	553	(1,001)	(446)	(1,227)
Decrease in investment in common stock	26	10	8	46
Increase in accounts payable and accrued expenses	3,206	1,351	1,138	6,398
Deferred revenue	—	300	—	300
Net cash used in operating activities	(37,372)	(24,083)	(10,463)	(114,592)
Cash flows from investing activities:
Purchase of equipment, furniture and fixtures	(2,607)	(1,638)	(515)	(4,830)
Purchase of short-term investments and marketable equity securities	(4,980)	(3,235)	—	(49,672)
Proceeds from maturities of short-term investments	1,492	1,743	4,049	44,654)
Organization costs	—	—	—	(42)
Net cash (used in) provided by investing activities	(6,095)	(3,130)	3,534	(9,890)
Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	23,623	37,348	35,476	149,105
Repurchases of common stock	—	—	—	(51)
Dividends paid on preferred stock	—	—	—	(500)
Proceeds from short-term borrowings	—	—	—	1,705
Net cash provided by financing activities	23,623	37,348	35,476	150,259
(Decrease) increase in cash and cash equivalents	(19,844)	10,135	28,547	25,777
Cash and cash equivalents at beginning of period	45,621	35,486	6,939	—
Cash and cash equivalents at end of period	$25,777	$45,621	$35,486	$25,777
Supplemental cash flow information:
Cash paid for interest	$—	$—	$—	$171
Supplemental non-cash activities:
Cashless exercise of stock options and shares surrendered upon restricted stock vesting	$(61)	$700	$—	$1,184
Conversion of debt to common stock	$—	$—	$—	$1,705
Common stock issued for preferred stock dividends	$—	$—	$—	$999
Common stock issued as compensation for stock sale	$—	$—	$—	$510
Fair value of warrants issued	$—	$—	$2,191	$6,460
Fair value of warrants reclassified from liability to additional paid-in capital upon exercise	$—	$9,154	$—	$9,154

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
for the Years Ending December 31, 2011, 2010 and 2009

(1)	Description of Business and Summary of Significant Accounting Policies

We are a development stage, specialty pharmaceutical and medical device company focused on oncology, initially cancers in the liver. Since our inception, we have directed our research efforts towards the development and clinical study of the Delcath chemosaturation system.

The Delcath chemosaturation system allows the administration of concentrated regional chemotherapy by isolating the circulatory system of the targeted organ. Once the organ is isolated, the Delcath chemosaturation system delivers high doses of chemotherapeutic agents directly to the liver, while limiting systemic exposure and the related side effects by filtering the blood prior to returning it to the patient. The Delcath chemosaturation system involves a series of three catheter insertions, each of which is placed percutaneously through standard interventional radiology techniques.  The procedure is minimally invasive and repeatable allowing for multiple courses of treatment with chemotherapeutic drugs and the potential for concomitant cancer therapies. We believe that the Delcath chemosaturation system is a platform technology that may have broader applicability, including the use of other drugs to treat the liver, as well as for the treatment of cancers in other organs and regions of the body.

The Company has incurred losses since inception and has a deficit accumulated during the development stage of $146.9 million as of December 31, 2011. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. Management believes that its capital resources are adequate to fund operations through 2011, but anticipates that additional working capital may be required to continue operations. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing or sales experience; and dependence on key personnel.

Basis of Consolidated Financial Statement Presentation and Use of Estimates
The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions and estimates that impact the amounts reported in the Company’s consolidated financial statements. The consolidated financial statements include the accounts of all entities controlled by Delcath. All significant inter-company accounts and transactions are eliminated. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amount of expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for derivative instrument liabilities, stock-based compensation, income taxes and research and development costs. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements of $1.1 million at December 31, 2011 will be amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $0.5 million, and $7,981, respectively. Since inception, the Company has incurred depreciation expense of $1.6 million. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Income Taxes
The Company accounts for income taxes following the asset and liability method in accordance with the FASB ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. See Note 4 for additional information.

Stock Based Compensation
The Company accounts for its share-based compensation in accordance with the provisions of FASB ASC 718, which establishes accounting for equity instruments exchanged for employee services and FASB ASC 505-50, which establishes accounting for equity-based payments to non-employees.  Under the provisions of FASB ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of FASB ASC 718. Under the provisions of FASB ASC 505-50, measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. The Company expensed its share-based compensation for share-based payments granted under the accelerated method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors and non-employee contractors, with an exercise price greater than or equal to the fair market value of Delcath’s common stock at the date of the grant.  The Company estimates the fair value of stock options using an option pricing model.  Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected post-vesting option life, the expected volatility of Delcath’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and Delcath’s expected annual dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Derivative Instrument Liability
The Company accounts for derivative instruments in accordance with FASB ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2011 and 2010, the Company did not have any derivative instruments that were designated as hedges.

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

Net Loss per Common Share
For the years ended December 31, 2011, 2010 and 2009 potential common shares from the exercise of options and warrants and the unvested shares of restricted stock were excluded from the computation of diluted earnings per share (EPS) because their effects would be antidilutive.
Shares excluded from the computation of diluted EPS:

	2011	2010	2009
Stock options	2,971,381	2,398,334	1,828,084
Unvested restricted shares	193,532	67,590	307,910
Warrants	2,512,934	2,512,934	3,746,184
Total	5,677,847	4,978,858	5,882,178

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

Cash Equivalents and Concentrations of Credit Risk
The Company considers investments with original maturities of three months or less at date of acquisition to be cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (FDIC), however, the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

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

Segment Information
The Company currently operates in one business segment, which is the development and commercialization of the Delcath chemosaturation system. A single management team that reports to the Chief Executive Officer comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Recently Adopted Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC 820") to converge the fair value measurement guidance in U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRSs"). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011 and should be applied prospectively. Delcath does not expect ASU 2011-04 to have a significant impact on its consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). ASU 2011-12 defers the effective date of changes in 2011-05 that relate to the presentation of reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU's do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 and ASU 2011-12 are both effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. Delcath will be required to adopt ASU 2011-05 and ASU 2011-12 no later than the quarter beginning January 1, 2012. As the ASU's require additional presentation only, there will be no impact to Delcath's consolidated results of operations or financial position.

(2)	Investments

The Company invests the majority of its cash in money market funds and certificates of deposit. The money market funds are accounted for based on the guidance for fair value measurements and are discussed further in Note 6.  The Company’s certificates of deposit are accounted for based on the guidance for investments, which requires securities to be categorized as either trading, available-for-sale or held-to-maturity. The certificates of deposit are classified as held-to-maturity and, as such, are carried at amortized cost. As of December 31, 2011, the Company held certificates of deposit with original maturities of three to twelve months.

(3)	Stockholders’ Equity

Stock Issuances

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the “2007 Warrants” and together with the 2009 Warrants, the “Warrants”) in a private placement to institutional and accredited investors. The Company received net proceeds of $13.3 million in this transaction. The Company allocated $4.3 million of the total proceeds to 2007 Warrants (see below). The fair value of the 2007 Warrants on September 24, 2007 was determined using an option pricing model assuming a risk free interest rate of 4.20%, volatility of 81.30% and an expected life equal to the contractual life of the warrants (September 2012). The 2007 Warrants were initially exercisable at $4.53 per share beginning six months after the issuance thereof and will expire on September 21, 2012. As required by the 2007 Warrant agreement, both the exercise price and number of warrants were adjusted following the Company’s June 9, 2009 sale of common stock. The 2007 Warrants are currently exercisable at $3.44 per share with 1,469,456 warrants outstanding at December 31, 2011. The shares were issued pursuant to an effective registration statement on Form S-3.

In June 2009, the Company completed the sale of 869,565 shares of its common stock and the issuance of warrants to purchase 1,043,478 common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received gross proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants (see below), resulting in net proceeds of $0.5 million. The fair value of the 2009 Warrants on June 15, 2009 was determined using an option pricing model assuming a risk free interest rate of 2.75%, volatility of 72.93% and an expected life equal to the contractual life of the warrants (June 2014). The 2009 Warrants are currently exercisable at $3.60 per share with 1,043,478 warrants outstanding at December 31, 2011 and will expire on June 15, 2014. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

The $2.2 million in proceeds allocated to the 2009 Warrants and the $4.3 million in proceeds allocated to the 2007 Warrants are classified as derivative instrument liabilities. The 2007 Warrants are subject to “full ratchet” protection upon certain equity issuances below $3.44 per share (as may be further adjusted). The 2009 Warrants are subject to a potential adjustment in the exercise price adjustment upon certain equity issuances below $3.60 per share (as may be further adjusted). The Warrants are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the twelve month period ended December 31, 2011, the Company recorded pre-tax derivative instrument income of $15.6 million. The resulting derivative instrument liabilities totaled $2.5 million at December 31, 2011. Management expects that the Warrants will either be exercised or expire worthless, at which point the then existing derivative instrument liabilities will be credited to stockholders’ equity. The fair value of the Warrants at December 31, 2011 was determined by using an option pricing model assuming a risk free interest rate of 0.30% for the 2009 Warrants and 0.09% for the 2007 Warrants, volatility of 79.14% for the 2009 Warrants and 85.05% for the 2007 Warrants and an expected life equal to the contractual life of the Warrants (June 2014 and September 2012, respectively).

In August 2010, the Company completed the sale of 5,185,000 shares of its common stock pursuant to an underwriting agreement, raising approximately $33.5 million after expenses. The shares were issued pursuant to an effective registration statement on Form S-3 (333-165677).

In July 2011, the Company completed the sale of 5,000,000 shares of its common stock pursuant to an underwriting agreement, raising approximately $23.5 million after expenses. The shares were issued pursuant to an effective registration statement on Form S-3 (333-165677).

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

During 2004 and 2009, respectively, the 2004 and 2009 Stock Incentive Plans became effective. Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for 2011, 2010, and 2009 is as follows:

	Number of Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Outstanding at December 31, 2008	1,460,000	$1.23–6.18	$3.44	3.68
Granted	1,885,000	1.24-6.09	3.94
Expired	—
Exercised	—
Outstanding at December 31, 2009	3,345,000	$1.23–6.18	$3.72	6.58
Granted	700,650	5.28-15.54	9.81
Expired	(120,000)	2.78-3.59	3.25
Forfeited	(25,000)	4.12-6.18	4.81
Exercised	(140,000)	1.43-6.18	3.52
Outstanding at December 31, 2010	3,760,650	$1.23-15.54	$4.88	6.65
Granted	671,326	2.00-9.18	5.72
Expired	(120,000)	3.28	3.28
Forfeited	(136,900)	1.40-9.93	4.65
Exercised	(45,327)	2.44-3.28	3.18
Outstanding at December 31, 2011	4,129,749	$1.23-15.54	$5.09	6.38

Exercisable at December 31, 2011	2,971,381	$1.23-15.54	$4.56	5.42

The estimated fair value of each option award granted was determined on the date of grant using an option pricing model with the following assumptions for option grants during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Weighted average risk-free interest rate	2.07%	2.54%	2.44%
Weighted average expected volatility	74.64%	73.80%	74.58%
Expected volatility	73.88%-79.11%	72.16% - 75.4%	73.12% - 86.0%
Dividend yield	0%	0.00%	0.00%
Weighted average expected option term (in years)	6.00	5.87	5.32
Weighted average grant date fair value	$3.79	$6.30	$2.61

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

A summary of the Company’s non-vested options to purchase shares as of December 31, 2011 and changes during the twelve months ended December 31, 2011 and December 31, 2010 are presented below:

	Non-Vested Options
	Number of Options	Weighted Average Fair Value

Non-vested at January 1, 2010	1,516,916	$4.09
Granted	599,400	9.38
Vested	(729,000)	4.12
Forfeited	(25,000)	4.81
Non-vested at December 31, 2010	1,362,316	$6.39
Granted	670,826	5.72
Vested	(812,874)	5.60
Forfeited	(61,900)	8.58
Non-vested at December 31, 2011	1,158,368	$6.44

Compensation expense recognized relating to stock options granted to employees totaled $3.6 million, $3.6 million, and $1.6 million, in 2011, 2010, and 2009, respectively. Since inception, the Company has recognized $14.4 million in expense related to stock option compensation. In 2011, $2.2 million was charged to general and administrative expenses, while $1.4 million was charged to research and development expenses. In 2010, $2.5 million was charged to general and administrative expenses, while $1.1 million was charged to research and development expenses. In 2009, $0.7 million was charged to general and administrative expenses, while $0.9 million was charged to research and development expenses. Additional compensation expense of $2.1 million, relating to the unvested portion of stock options granted, is expected to be recognized over a remaining average period of 1.83 years.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 is $0.6 million. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $3.05 as of December 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date.

A summary of the Company’s restricted stock activity as of December 31, 2011 and changes during the twelve months ended December 31, 2011 and December 31, 2010 are presented below:

	Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2010	307,910	$5.23
Granted	56,132	11.16
Vested	(296,452)	6.02
Forfeited	—
Non-vested at December 31, 2010	67,590	$6.71
Granted	188,277	5.67
Vested	(47,270)	5.62
Forfeited	(15,065)	8.35
Non-vested at December 31, 2011	193,532	$5.84

Compensation expense recognized relating to restricted stock granted to employees totaled $0.7 million, $1.7 million, and $0.7 million, in 2011, 2010, and 2009, respectively. Since inception, the Company has recognized $4.2 million in expense related to restricted stock and warrant compensation. In 2011, $0.5 million was charged to general and administrative expenses, while $0.1 million was charged to research and development expenses. In 2010, $0.8 million was charged to both general and administrative expenses and to research and development expenses. In 2009, $0.2 million was charged to general and administrative expenses, while $0.6 million was charged to research and development expenses. Additional compensation expense of $0.6 million relating to the unvested portion of restricted stock granted, is expected to be recognized over a remaining average period of 2.35 years.

Warrants
A summary of warrant activity is as follows:

	The Plans
	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)

Outstanding at December 31, 2008	2,464,087	$3.01–4.53	$4.30	3.15
Issued	1,650,760	3.44–3.60	3.54
Exercised	(103,512)	3.44	3.44
Expired	(265,151)	3.01	3.01
Outstanding at December 31, 2009	3,746,184	$3.44–3.91	$3.52	3.08
Issued	–
Exercised	(1,159,000)	3.44–3.91	3.52
Expired	(74,250)	3.91	3.91
Outstanding at December 31, 2010	2,512,934	$3.44-3.60	$3.51	2.45
Issued	–
Exercised	–
Expired	–
Outstanding at December 31, 2011	2,512,934	$3.44-3.60	$3.51	1.45

(4)	Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Income taxes using U.S. federal statutory rate	$(10,501)	$(15,872)	$(7,643)
State income taxes, net of federal benefit	(3,418)	(4,276)	(675)
Foreign rate differential	52	–	–
Valuation allowance	20,563	15,041	5,671
Derivative charge	(5,292)	5,423	2,913
Stock option exercises and cancellations	102	–	67
Research and development credits	(1,633)	(519)	(345)
Other	127	203	12
Total	$–	$–	$–

Significant components of the Company’s deferred tax assets are as follows:

(in thousands)	2011	2010
Deferred tax assets:
Employee compensation accruals	$4,973	$3,345
Accrued liabilities	283	231
Research tax credits	2,708	1,076
Other	3	14
Net operating losses	47,118	29,868
Total deferred tax assets	55,085	34,534

Deferred tax liability:
Total deferred tax liabilities	–	–

Valuation allowance	55,085	34,534
Net deferred tax assets	$–	$–

As of December 31, 2011 and December 31, 2010, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $122.1 million and $81.1 million, respectively. A portion of the federal amount, $10.2 million, is subject to an annual limitation of approximately $123,000 as a result of a change in the Company’s ownership through May 2003, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations.  As a result of the limitation, approximately $114.3 million is available to offset future federal taxable income which expires through 2031. As of December 31, 2011 and December 31, 2010, the Company had net operating loss carryforwards for state and city income tax purposes of approximately $180.2 million and $129.3 million, respectively, which expire through 2031. As of December 31, 2011, the Company had a net operating loss carryforward for foreign income tax purposes of $241,841 which has an indefinite carryforward period. There were no foreign net operating losses prior to 2011.

Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance increased by approximately $20.5 million, $15.0 million, $5.9 million, $3.2 million and $1.8 million in 2011, 2010, 2009, 2008, and 2007, respectively. The Company has a tax benefit of approximately $1.0 million related to the exercise of non qualified stock options. Pursuant to FASB ASC 718, the benefit will be recognized and recorded to additional paid in capital when the benefit is realized through the reduction of taxes payable.

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

The Company is subject to income tax in the U.S., the Republic of Ireland, and certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service, international tax authorities, or any states in connection with income taxes. The periods from December 31, 2004 to December 31, 2011 remain open to examination by the U.S. Internal Revenue Service, and international and state tax authorities.

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

In September 2010, the Company exercised its option right under the Initial Lease and entered into an agreement to lease (Lease Amendment) an additional 8,629 square feet of office space in New York, New York. The term of the Lease Amendment began in January 2011 and will expire in November 2020. In addition, the Lease Amendment extends the term of the Initial Lease to November 2020. The Lease Amendment provides for annual base rent of $504,078 for years 1-5 and of $547,533 for years 6-11 of the Lease Amendment term. In addition, the Lease Amendment provides for total base rent on the space leased under the Initial Lease of $543,627 for the extended term of November 2017 – November 2020. Combined, the Initial Lease and the Lease Amendment provide for annual rent of $961,000 in 2012, $970,000 in 2013, $996,000 in 2014 and 2015, $1.0 million in 2016, and $1.1 million in 2017-2020.

In September 2009, the Company entered into an agreement to lease 10,320 square feet located at 566 Queensbury Avenue, Queensbury, NY (the “Facility”) for a three year period with an option to purchase. The Facility houses a portion of the Company’s research and manufacturing operations. The term of the lease commenced on September 1, 2009. The lease provides for annual base rent of $51,600, as well as the payment of customary building expenses and real estate taxes. The Company has an option to purchase the Facility upon delivery of written notice to the Landlord at least 120 days prior to expiration of the lease term. The purchase price for the Facility is $425,000 if the Company acquires the Facility by September 1, 2011, and $440,000 if the Company acquires the Facility by September 1, 2012.

In October 2010, the Company entered into an agreement of lease for the lease of 8,000 square feet located at 2 Country Club Road, Queensbury, NY for a two year period with an option to extend the lease for an additional two years. The location houses a portion of the Company’s research and manufacturing operations. The term of the lease commenced on November 12, 2010. The lease provides for annual base rent of $96,000, as well as the payment of customary building operating expenses and real estate taxes.

In April 2011, the Company entered into an agreement of lease for the lease of 3,000 square feet located at 97-95 Park Road, Queensbury, NY for a one year period with an option to extend the lease for an additional year. The location houses a portion of the Company’s warehouse, manufacturing and office space. The term of the lease commenced on May 6, 2011. The lease provides for annual base rent of $24,000, as well as the payment of customary building operating expenses and real estate taxes. In July 2011, the Company entered into an amendment to the lease agreement for 97-95 Park Road, agreeing to lease the remaining 3,000 square feet at that location. The term of this amendment began on July 18, 2012 and is effective for a one year period with an option to extend the lease for an additional year. In addition, this amendment extends the term of the original lease to July 18, 2013. The amendment provides for total annual base rent of $42,000.

In August 2011, Delcath Systems Limited entered into an agreement of lease for an office and manufacturing facility located in the city of Galway, Ireland. This facility is approximately 19,200 square feet and is intended to be the location of Delcath’s European headquarters. The Lease is for a term of ten years, commencing August 2, 2011; although Delcath Limited has the option to terminate the Lease after the fifth year upon not less than six months notice. The Lease provides for fixed annual lease amounts payable in advance in equal quarterly installments. The annual lease amounts, which escalate annually, are as follows: Year 1 – €106,051, Year 2 – €134,974, Year 3 – €159,077 and Years 4 and 5 – €183,179. Annual lease amounts in years 6 through 10 are subject to adjustment based upon the percentage increase in the consumer price index as published by the Ireland Central Statistics Office. Delcath Limited is also required to pay for customary building operating expenses. Delcath Limited’s payment obligations and performance of the Lease are guaranteed by Delcath.

Future minimum lease payments under all operating leases at December 31, 2011 are as follows (in thousands):

Year Ended December 31:
2012	$1,258
2013	1,158
2014	1,215
2015	1,233
2016	1,273
$6,137

Rent expense totaled approximately $1.2 million, $0.5 million and $0.2 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Cooperative Research and Development Agreement
The principal goal of the Delcath’s Cooperative Research and Development Agreement (CRADA) with the NCI is to continue the development of a novel form of regional cancer therapy by designing clinical protocols utilizing the Delcath chemosaturation system to regionally deliver chemotherapeutics to patients with unresectable malignancies confined to an organ or region of the body. Under the terms of the agreement, Delcath will pay $1.0 million in 2012 to the NCI for clinical support. These funds are payable in quarterly amounts of $250,000 and will be used for material support of the CRADA (including equipment, supplies, travel, and other related CRADA support), as well as for support of existing or new scientific or clinical staff to be hired by NCI who are to perform work under the CRADA. The Company incurred $1.0 million per year in expenses related to this agreement for each of the years ended December 31, 2011, 2010 and 2009.

Letters of Credit
Under the terms of the lease agreement for office space in New York City, the Company is required to maintain a letter of credit in the amount of $881,297. The letter of credit expires on February 1, 2013 if not renewed by the Company.

(6)	Assets and Liabilities Measured at Fair Value

Derivative Financial Instruments
As disclosed in Note 3, the Company allocated proceeds to the warrants issued in connection with a private placement and recent public offering that were classified as liabilities and accounted for as a derivative instrument in accordance with FASB ASC 815.  The valuation of the warrants is determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.   The Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing model against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in FASB ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (820-10). The riskless rate of return is a Level 2 input as defined in 820-10, while the historical volatility is a Level 3 input as defined in FASB ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

Money Market Funds and Treasury Bills
Cash and cash equivalents includes a money market account valued at approximately $25.4 million. The fair market value of certificates of deposit at December 31, 2011 was $4.97 million.

The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1		Level 2		Level 3		Balance at December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Assets
Money market funds	$25,417	$45,407	—	—	—	—	$25,417	$45,407
Marketable equity securities	—	20	—	—	—	—	—	20
Liabilities
Derivative instrument liabilities	—	—	—	—	$2,439	$18,005	$2,439	$18,005

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Derivative
Balance at January 1, 2010	$11,207
Total increase in the liability included in earnings	15,951
Total liability reclassified to additional paid in capital upon exercise of warrants	(9,153)
Balance at December 31, 2010	$18,005
Total decrease in the liability included in earnings	(15,566)
Balance at December 31, 2011	$2,439

(7)	Accrued Liabilities

Accrued liabilities includes the following:

(in thousands)	December 31, 2011	December 31, 2010
Compensation, excluding taxes	$1,688	—
Contract Research Organization	1,800	—
Other1	1,985	2,582
Total accrued liabilities	$5,473	$2,582

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at December 31, 2011 and 2010.

(8)	Quarterly Financial Data (Unaudited)

Set forth below is selected quarterly financial data for each of the quarters in the years ended December 31, 2011 and 2010.

	2011 Quarters Ended
(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Operating loss	$(7,814)	$(10,486)	$(12,181)	$(15,974)
Derivative instrument income	5,966	5,027	3,872	702
Net loss	(1,848)	(5,459)	(8,309)	(15,268)
Basic and diluted loss per share	(0.04)	(0.13)	(0.18)	(0.32)

	2010 Quarters Ended
(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Operating loss	$(5,487)	$(8,305)	$(7,421)	$(9,529)
Derivative instrument (expense) income	(8,688)	635	(2,112)	(5,787)
Net loss	(14,174)	(7,668)	(9,530)	(15,312)
Basic and diluted loss per share	(0.39)	(0.21)	(0.24)	(0.36)

(9)	Subsequent Events

On December 29, 2011, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $39.75 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. During the first quarter through March 5, 2012, we sold approximately 0.5 million shares of our common stock through the program for net proceeds of approximately $2.0 million. The net proceeds were used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. We have approximately $37.7 million available under the program.

Delcath completed an evaluation of the impact of any subsequent events through the date financial statements were issued and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Delcath’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including  the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Delcath’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Delcath’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Delcath Systems, Inc.

We have audited Delcath Systems, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Delcath Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Delcath Systems Inc, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Delcath Systems, Inc. as of December 31, 2011 and the related consolidated statement of operations, stockholders’ equity, and cash flow for the year in the period ended December 31, 2011 of Delcath Systems, Inc. and our report dated March 05, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metro Park, New Jersey
March 05, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Except for the information about our Code of Ethics below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

We maintain a Code of Business Conduct and Ethics (Code) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their Delcath-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code.  The full text of our Code is published on our web site at http://delcath.com/investors/governance. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site.

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

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.  Consolidated Financial Statements:  The following Consolidated Financial Statements and Supplementary Data of Delcath and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 and cumulative from inception (August 5, 1988) to December 31, 2011

Consolidated Statements of Stockholders’ Equity, cumulative from inception (August 5, 1988) to December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009 and cumulative from inception (August 5, 1988) to December 31, 2011

Notes to Consolidated Financial Statements

2. Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELCATH SYSTEMS, INC.

/s/Eamonn P. Hobbs
Eamonn P. Hobbs
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Eamonn P. Hobbs	President and Chief Executive Officer, and Director	March 5, 2012
Eamonn P. Hobbs	(Principal Executive Officer)

/s/Graham G, Miao	Chief Financial Officer	March 5, 2012
Graham G. Miao, Ph.D.	(Principal Financial Officer)

/s/Barbra C. Keck	VP, Controller	March 5, 2012
Barbra C. Keck	(Principal Accounting Officer)

/s/Harold S. Koplewicz	Chairman of the Board	March 5, 2012
Harold S. Koplewicz, M.D.

/s/Laura Philips	Director	March 5, 2012
Laura Philips, Ph.D.

/s/Douglas Watson	Director	March 5, 2012
Douglas Watson

/s/Robert Ladd	Director	March 5, 2012
Robert Ladd

/s/Gabriel Leung	Director	March 5, 2012
Gabriel Leung

/s/Roger Stoll	Director	March 5, 2012
Roger Stoll, Ph.D.

Exhibit Index

Exhibit No.		Description

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

10.1	*	2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated April 29, 2004 (Commission File No. 001-16133)).

10.2	*	2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated April 30, 2009 (Commission File No. 001-16133)).

10.3	*
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
Cooperative Research and Development Agreement dated as of March 29, 2007 between the Company and the National Cancer Institute (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 001-16133)).

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
Employee Stock Option Grant Letter dated October 20, 2009 between the Company and Krishna Kandarpa, M.D., Ph.D. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 001-16133)).

10.21	*
Restricted Stock Agreement dated as of October 20, 2009 between the Company and Krishna Kandarpa, M.D., Ph.D. (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 001-16133)).

10.22	*	Employment Agreement dated as of November 2, 2009 between the Company and Agustin Gago.

10.23
Lease between SLG 810 Seventh Lessee LLC and the Company dated as of February 5, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-16133)).

10.24
Research and Distribution Agreement between CHIFU Trading Co Ltd and the Company dated as of February 9, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 (Commission File No. 001-161233)).

10.25	*
Amendment No. 1 to Form of Employee Stock Option Grant Letter dated as of March 11, 2010 between the Company and Eamonn P. Hobbs (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-16133)).

10.26	*
Employee Stock Option Grant Letter dated as of March 11, 2010 between the Company and Eamonn P. Hobbs (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-16133)).

10.27	*	Employment Agreement dated as of April 16, 2010 between the Company and Peter Graham.

10.28
Amended and Restated Supply Agreement between B. Braun Medical Inc and the Company dated as of May 4, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-16133)).

10.29	*
Employment Agreement dated as of May 5, 2010 between the Company and Barbra Keck (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 11, 2010 (Commission File No. 001-16133)).

10.30
Underwriting Agreement between Canaccord Genuity, Inc. and the Company, dated as of August 16, 2010 (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed August 17, 2010 (Commission File No. 001-16133)).

10.31
Lease Modification, Extension and Additional Space Agreement between SLG 810 Seventh Lessee LLC and the Company dated as of September 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2010 (Commission File No. 001-16133)).

10.32	†	License, Supply and Contract Manufacturing Agreement between Synerx Pharma, LLC and Bioniche Teoranta and the Company dated as of October 13, 2010.

10.33	*
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

10.39	*
Interim Agreement, dated July 6, 2011, by and between Delcath Systems, Inc. and Eamonn Hobbs (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 11, 2011 (Commission File No. 001-16133)).

10.40	*
Second Interim Agreement between Delcath Systems, Inc. and Eamonn Hobbs, dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 11, 2011 (Commission File No. 001-16133)).

10.41	*
Employment Agreement between Delcath Systems, Inc. and Eamonn Hobbs, dated August 10, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 11, 2011 (Commission File No. 001-16133)).

10.42	*
Employment Offer Letter between Delcath Systems, Inc. and Graham Miao, Ph.D., dated August 31, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 26, 2011 (Commission File No. 001-16133)).

10.43
Form of Employee Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 26, 2011 (Commission File No. 001-16133)).

10.44	*
Letter Agreement between Delcath Systems, Inc. and David A. McDonald, dated September 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 4, 2011 (Commission File No. 001-16133)).

10.45
Lease Agreement, dated August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 001-16133)).

10.46	*
Employment Agreement between Delcath Systems, Inc. and Agustin Gago, dated December 6, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 8, 2011 (Commission File No. 001-16133)).

10.47
Amendment No. 4 to the Cooperative Research and Development Agreement, dated as of January 28, 2012, between Delcath Systems, Inc. and the National Cancer Institute (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 31, 2012 (Commission File No. 001-16133)).

23.1	**	Consent of Ernst & Young LLP

23.2	**	Consent of Grant Thornton LLP

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.