Form 10-Q
period 2012-06-30
DELCATH SYSTEMS INC
filed 2012-08-08
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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
Yes ☐  No ☐

As of August 8, 2012, 66,949,413 shares of the Company’s common stock, $0.01 par value were outstanding.

DELCATH SYSTEMS, INC.

i

Index

DELCATH SYSTEMS, INC.

PART I:
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Index to Financial Statements

Page
Condensed Consolidated Balance Sheets June 30, 2012 and December 31, 2011	F-1

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011	F-2

Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2012 and 2011	F-3

Notes to Condensed Consolidated Financial Statements	F-4 – F-12

Index

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets:
Current assets
Cash and cash equivalents	$29,286	$25,777
Investments – Certificates of deposit	–	4,980
Inventories	516	–
Accounts receivables	102	–
Prepaid expenses and other current assets	1,425	1,231
Total current assets	31,329	31,988
Property, plant and equipment
Land	154	154
Furniture and fixtures	936	880
Machinery and equipment	1,454	1,371
Computer software and equipment	1,899	1,212
Leasehold improvements	1,574	1,148
	6,017	4,765
Less: accumulated depreciation	(2,211)	(1,512)
Property, plant and equipment, net	3,806	3,253
Total assets	$35,135	$35,241

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$7,412	$6,398
Warrant liability	5,915	2,439
Total current liabilities	13,327	8,837

Deferred revenue	300	300

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	–	–
Common stock, $.01 par value; 170,000,000 shares authorized; 65,744,017 and 48,237,630 shares issued and 65,715,917 and 48,209,534 outstanding at June 30, 2012 and December 31, 2011, respectively	657	482
Additional paid-in capital	197,243	172,613
Retained Earnings	(176,341)	(146,940)
Treasury stock, at cost; 28,100 shares at June 30, 2012 and December 31, 2011	(51)	(51)
Total stockholders’ equity	21,508	26,104
Total liabilities and stockholders’ equity	$35,135	$35,241

See accompanying notes to condensed consolidated financial statements.

Index

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue	$106	–	$106	–
Cost of sales	–	–	–	–
Gross profit	106	–	106	–

Operating expenses
Selling, general and administrative	$7,218	$5,238	$14,643	$9,404
Research and development	8,204	5,248	15,335	8,896

Total operating expenses	15,422	10,486	29,978	18,300

Operating loss	(15,316)	(10,486)	(29,872)	(18,300)

Change in fair value of warrant liability, net	917	5,027	579	10,992
Interest income	4	–	7	1
Other expense and interest expense	(117)	–	(115)	–
Net loss	$(14,512)	$(5,459)	$(29,401)	$(7,307)
Common share data:
Basic and diluted loss per share	$(0.26)	$(0.13)	$(0.57)	$(0.17)

Weighted average number of basic and diluted common shares outstanding	54,847,807	42,988,240	51,582,458	42,971,148

Comprehensive loss	$–	$(3,000)	$–	$(9,000)

See accompanying notes to condensed consolidated financial statements.

Index

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands, except share data)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(29,401)	$(7,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,404	2,208
Restricted stock compensation expense	481	253
Depreciation expense	699	456
Warrant liability fair value adjustment	(579)	(10,992)
Non-cash interest income	3	–
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(197)	300
Decrease (increase) in inventories	(516)	–
Decrease (increase) in accounts receivables	(102)	–
Increase (decrease) in accounts payable and accrued expenses	1,014	816
Net cash used in operating activities	(27,194)	(14,266)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,252)	(1,879)
Proceeds from maturities of short-term investments	4,980	1,492
Net cash provided by (used in) investing activities	3,728	(387)
Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	26,975	83
Net cash provided by financing activities	26,975	83
(Decrease) increase in cash and cash equivalents	3,509	(14,570)
Cash and cash equivalents at beginning of period	25,777	45,621
Cash and cash equivalents at end of period	$29,286	$31,051
Supplemental cash flow information:
Cash paid for interest	$–	$–
Supplemental non-cash activities:
Cashless exercise of stock options and shares surrendered upon restricted stock vesting	$–	$61
Fair value of warrants issued	$4,055	$–

See accompanying notes to condensed consolidated financial statements.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

Note 1:	Description of Business and Summary of Significant Accounting Policies

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Delcath's proprietary system for chemosaturation is designed to administer high dose chemotherapy and other therapeutic agents to diseased organs or regions of the body, while controlling the systemic exposure of those agents. The Company's initial focus is on the treatment of primary and metastatic liver cancers. In 2010, Delcath announced that its randomized Phase III clinical trial for patients with metastatic melanoma in the liver had successfully achieved the study's primary endpoint of extended hepatic progression-free survival. The Company also completed a multi-arm Phase II trial to treat other liver cancers. The Company obtained authorization to affix a CE Mark for the Delcath Hepatic CHEMOSAT® delivery system in April 2011 and for the second generation hemofiltration cartridge for CHEMOSAT in April 2012.  The Company continues with the preparation of its NDA submission and intends to seek FDA approval for commercial sale of its chemosaturation system with melphalan. The Company has not yet received FDA approval for commercial sale of its system in the United States, and there can be no assurance that the FDA will approve the Company’s NDA once submitted.   Delcath transitioned from a development stage company to a commercial organization with operational activities in April 2012. Accordingly, reporting as a development stage company is no longer deemed necessary.

The Company has incurred losses since inception and anticipates incurring additional losses until such time, if ever, that it can generate significant sales. Management anticipates that additional working capital will be required to continue operations. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing or sales experience; and dependence on key personnel.

Note 2:	Basis of Condensed Consolidated Financial Statement Presentation

The accompanying condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make assumptions and estimates that impact the amounts reported in the Company’s condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of all entities controlled by Delcath. All significant inter-company accounts and transactions are eliminated. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2012 and 2011.

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

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

Note 3:	Summary of Significant Accounting Policies

Use of Estimates
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

Selling, General and Administrative Costs
Selling, general and administrative costs include salaries and related expenses for the Company’s  sales, marketing, general management and administrative staff, recruitment and employee retention expenses, costs related to the Company’s commercialization efforts in Europe, professional license and organizational fees, business development and certain general legal activities.

Research and Development Costs
Research and development costs include the costs of materials used for R&D and clinical trials, personnel costs associated with device and pharmaceutical R&D, clinical affairs and medical affairs, costs of outside services and applicable indirect costs incurred in the development of the Company’s proprietary drug delivery system.  All such costs are charged to expense when incurred.

Revenue Recognition
Revenue from product sales is generally recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; product price is fixed or determinable; and collection of the resulting receivable is reasonably assured.

Inventory
Prior to obtaining authorization to affix the CE Mark to its Generation 2 Delcath Hepatic CHEMOSAT® Delivery System in April 2012, the Company expensed all of its inventory costs as research and development. Inventory as of June 30, 2012 includes finished goods and components relating to Generation 2 of the Delcath Hepatic CHEMOSAT® Delivery System that have been purchased since April 2012. Therefore, as is common for companies transitioning from the development stage to commercial, to the extent that materials expensed prior to April 2012 are used in manufacturing finished goods for sale, the Company’s cost of goods sold will be reduced accordingly.

Deferred Revenue Recognition
Deferred revenue on the accompanying condensed consolidated balance sheets includes payment received upon execution of a research and distribution agreement with Chi-Fu Trading Co, Ltd. The Company will amortize deferred revenue over the expected obligation period of the agreement once this amount is reasonably determinable.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

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

Note 4:	Cost of Goods Sold

The majority of the Company’s inventory was purchased prior to obtaining authorization to affix the CE Mark to its Generation 2 Delcath Hepatic CHEMOSAT® Delivery System in April 2012, including all of the components used in kits sold during the quarter ended June 30, 2012. Additionally, the kits were built during the quarter ended March 31, 2012 and accordingly, all labor and overhead related to the kits was expensed during the first quarter. As a result, the costs of sales related to recognized revenue was $0.

Note 5:	Stock Option Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 3,000,000, and 6,500,000 shares, respectively, were reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In May 2012, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 2,300,000 shares, from 4,200,000 to 6,500,000 upon a favorable vote by the Company’s stockholders. A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. The Plans are administered by the Compensation and Stock Option Committee of the board of directors which determines the individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

During 2004 and 2009, respectively, the 2004 and 2009 Stock Incentive Plans became effective. Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for the six month period ended June 30, 2012 is as follows:

	Stock Option Activity under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2011	4,129,749	$1.23-$15.54	$5.09	6.38
Granted	1,088,280	$1.43 - $4.60	3.99
Expired	(400,000)	$3.90 - $5.85	4.95
Forfeited	(84,320)	$2.26 - $9.18	4.75
Outstanding at June 30, 2012	4,733,709	$1.23-$15.54	$4.86	7.20

For the three and six months ended June 30, 2012, the Company recognized compensation expense of approximately $0.3 million and $0.8 million, respectively, relating to options granted in previous years and $0.4 million and $0.6 million, respectively, relating to options granted during 2012.

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

The assumptions used in the option pricing model to determine the fair value of stock options awarded to employees are as follows:

	Six Months Ended June 30,
	2012	2011
Dividend yield	None	None
Expected volatility	77.37% - 80.3%	73.90% - 79.11%
Weighted average volatility	78.91%	74.40%
Risk-free interest rates	0.78% - 1.49%	1.9% - 2.54%
Expected life (in years)	6.0	6.0

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

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

Restricted stock activity for the six month period ended June 30, 2012 is as follows:

	Restricted Stock Activity
	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	193,532	5.84
Granted	427,970	1.54
Vested	(79,843)	6.14
Forfeited	(13,786)	4.15
Outstanding at June 30, 2012	527,873	3.40

For the three and six months ended June 30, 2012, the Company recognized compensation expense of $0.1 million and $0.3 million, respectively, relating to restricted stock granted in previous years. For the three and six months ended June 30, 2012, the Company recognized approximately $0.1 million and $0.2 million, respectively, relating to restricted stock granted during 2012.

Note 6:	Assets and Liabilities Measured at Fair Value

Derivative warrant liability
The Company allocated part of the proceeds of a private placement and two public offerings of the Company’s common stock to warrants issued in connection with those transactions. The Company determined that these warrants should be classified as liabilities rather than equity.  The valuation of the warrants is determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.  The Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the model against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in FASB ASC 820-10-35. There are six inputs: the closing price of the Company’s common stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on our historical practice of not granting dividends. The closing price of the Company’s common stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (820-10-35-40). The riskless rate of return is a Level 2 input as defined in FASB ASC 820-10-35-48, while the historical volatility is a Level 3 input as defined in FASB ASC 820-10-55-22. Since the lowest level input is a Level 3, the Company determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

In May 2012, the Company completed the sale of 15,333,340 shares of its common stock and the issuance of warrants to purchase 4,600,002 common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. At June 30, 2012, the 2012 Warrants were exercisable at $1.65 per share with 4,600,002 warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

In June 2009, the Company completed the sale of 869,565 shares of its common stock and the issuance of warrants to purchase 1,043,478 common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants (see below). As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s May 31, 2012 sale of common stock and warrants. At June 30, 2012, the 2009 Warrants were exercisable at $1.33 per share with 1,043,478 warrants outstanding.  The 2009 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the “2007 Warrants”) in a private placement to institutional and accredited investors. The Company received net proceeds of $13.3 million in this transaction. The Company allocated $4.3 million of those proceeds to the 2007 Warrants (see below). The 2007 Warrants were initially exercisable at $4.53 per share beginning six months after the issuance thereof and will expire on September 21, 2012. As required by the 2007 Warrant agreement, both the exercise price and number of warrants were adjusted following the Company’s May 31, 2012 sale of common stock and warrants.  At June 30, 2012, the 2007 Warrants were exercisable at $1.49 per share with 3,392,592 warrants outstanding. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

The $3.4 million in proceeds allocated to the 2012 Warrants, the $2.2 million in proceeds allocated to the 2009 Warrants and the $4.3 million in proceeds allocated to the 2007 Warrants are classified as derivative instrument liabilities. The terms of the warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the six month period ended June 30, 2012, the Company recorded pre-tax derivative instrument income of $0.6 million. The resulting derivative instrument liabilities totaled $5.9 million at June 30, 2012. Management expects that the warrants will either be exercised or expire worthless, at which point the then existing derivative instrument liabilities will be credited to stockholders’ equity. The fair value of the Warrants at June 30, 2012 was determined by using an option pricing model assuming the following:

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

	2012 Warrants	2009 Warrants	2007 Warrants
Expected volatility	81.01%	86.40%	85.37%
Risk-free interest rates	0.41%	0.33%	0.09%
Expected life (in years)	2.92	1.96	0.24

Money Market Funds
Cash and cash equivalents includes a money market account valued at $5.8 million.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2012
(in thousands)

	Level 1	Level 2	Level 3	Balance at June 30, 2012
Assets
Money market funds	$5,785	-	-	$5,785
Total Assets	$5,785	-	-	$5,785
Liabilities
Warrant liability	$-	-	$5,915	$5,915
Total Liabilities	$-	-	$5,915	$5,915

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)

Warrant Liability
Beginning balance	$2,439
Total change in the fair value of the liability included in earnings	(579)
Fair value of warrants issued	4,055
Ending balance	$5,915

Note 7:	Common Stock

In May 2012, the Company completed the sale of 15,333,340 shares of its common stock and the issuance of warrants to purchase 4,600,002 common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

On December 29, 2011, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $39,750,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. As of June 30, 2012, the Company had sold approximately 1.8 million shares of its common stock through the program for net proceeds after related expenses of approximately $5.8 million. The net proceeds were used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of June 30, 2012, there was approximately $33.6 million available under this program.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

Note 8:	Net Loss

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at June 30, 2012 and 2011 upon exercise or conversion that were not included in the computation of net loss per share totaled 13,769,781 and 6,706,063 shares, respectively.

Note 9:	Taxes

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

The Company is subject to income tax in the United States, the Republic of Ireland, and certain state jurisdictions. The Company has not been audited by the United States Internal Revenue Service (the “IRS”), international tax authorities, or any states in connection with income taxes. The periods from December 31, 2004 to December 31, 2011 remain open to examination by the IRS and state tax authorities. The period ending December 31, 2011 remains open to examination by the international tax authorities. Also note that the federal, state, and international tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

For the six months ended June 30, 2012, the Company recorded a state capital tax benefit of $125,000. This benefit is primarily the result of State of New York legislation, which provides refundable tax credits to companies that create and maintain new jobs or make significant financial investments within the State of New York. This benefit is offset by quarter to date capital-based taxes of approximately $14,000. Since the benefit is not determined based on income, it is reflected as a component of general and administrative expenses.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Six Months Ended June 30, 2012 and 2011

Note 10:	Subsequent Events

During the third quarter through August 8, 2012, the Company sold approximately 1.2 million shares of our common stock under the Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $2.5 million. The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of August 8, 2012, the Company has approximately $31.0 million remaining under the program.

The Company completed an evaluation of the impact of any subsequent events through the date financial statements were issued and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2011 included in the Company’s 2011 Annual Report on Form 10-K to provide an understanding of its results of operations, financial condition and cash flows.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to Delcath’s business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in the Company’s Annual Report on Form 10-K in Item 1A under “Risk Factors” as well as in this report under “Risk Factors” in Part II, Item 1A and Part I, Item 3 “Qualitative and Quantitative Disclosures About Market Risk”.  These forward-looking statements include, but are not limited to, statements about:

•	the progress and results of the Company’s research and development programs;
•	the Company’s estimates regarding sufficiency of cash resources, anticipated capital requirements and need for additional financing;
•	the commencement of future clinical trials and the timing and results of those clinical trials;
•	submission and timing of applications for regulatory approval and approval thereof;
•	the Company’s ability to successfully source certain components of the system and enter into supplier contracts;
•	the Company’s ability to successfully manufacture and supply the Delcath chemosaturation system;
•	the Company’s ability to successfully commercialize the Delcath Chemosaturation system; and
•	the Company’s ability to successfully negotiate and enter into agreements with strategic and corporate partners.

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

Index

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Delcath's proprietary system for chemosaturation is designed to administer high dose chemotherapy and other therapeutic agents to diseased organs or regions of the body, while controlling the systemic exposure of those agents. The Company's initial focus is on the treatment of primary and metastatic liver cancers. In 2010, Delcath announced that its randomized Phase III clinical trial for patients with metastatic melanoma in the liver had successfully achieved the study's primary endpoint of extended hepatic progression-free survival. The Company also completed a multi-arm Phase II trial to treat other liver cancers. The Company obtained authorization to affix a CE Mark for the Delcath Hepatic CHEMOSAT® delivery system in April 2011 and for the second generation hemofiltration cartridge for CHEMOSAT in April 2012. The right to affix the CE mark allows the Company to market and sell the CHEMOSAT system in Europe. The Company continues with the preparation of its New Drug Application (NDA) submission and intends to seek United States Food and Drug Administration (FDA) approval for commercial sale of its chemosaturation system with melphalan. The Company has not yet received FDA approval for commercial sale of its system in the United States and there can be no assurance that the FDA will approve the Company’s NDA once submitted.

Challenge of Treating Liver Dominant Disease

There are two types of liver cancer: primary and metastatic. Primary liver cancer (hepatocellular carcinoma or HCC) originates in the liver and is particularly prevalent in populations where the primary risk factors for the disease (hepatitis-B, hepatitis-C, high levels of alcohol consumption, aflatoxin, cigarette smoking and exposure to industrial pollutants) are present. Metastatic, or secondary, liver cancer is characterized by microscopic cancer cell clusters that detach from the primary site of disease and travel via the blood stream and lymphatic system into the liver, where they grow into new tumors. These metastases often continue to grow even after the primary cancer in another part of the body has been removed.  Given the vital biological function of the liver, including processing nutrients from food and filtering toxins from the blood, it is common for metastases to settle in the liver. In many cases patients die not as a result of their primary cancer, but from the tumors that metastasize in their liver.  In the United States, metastatic liver cancer is more prevalent than primary liver cancer.

The Delcath system for hepatic chemosaturation allows the administration of concentrated regional chemotherapy to the liver. This “whole organ” therapy is administered by first isolating the circulatory system of the liver, saturating the entire organ with chemotherapeutic agent, and filtering the blood prior to returning it to the patient. The Delcath system involves three catheters placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, deliver a 30 minute infusion of chemotherapeutic agent (currently melphalan hydrochloride) directly to the liver, and collect drug-laden blood exiting the liver for filtration by proprietary filters. The filters reduce the concentration of chemotherapeutic agent in the blood, thereby minimizing systemic exposure to the drug and related side-effects before the filtered blood is returned to the patient’s circulatory system.

The procedure is minimally invasive and repeatable, allowing for multiple courses of treatment with chemotherapeutic drugs and the potential for concomitant use in conjunction with other cancer therapies. The Company believes that the Delcath chemosaturation system may play an important role in the management of cancers in the liver, potentially providing time and additional options for treatment of a patient’s primary disease. The Company also believes that the Delcath system is a platform technology that in the future may include the use of other drugs to treat cancers in the liver, as well as for the treatment of cancers in other organs and regions of the body.

European Market Commercialization

In April 2011, the Company obtained the right to affix the CE Mark to its first generation commercial product: the Delcath Hepatic CHEMOSAT® Delivery System (CHEMOSAT System). Delcath believes the CHEMOSAT System may ultimately fulfill an annual unmet clinical need for as many as 59,000 patients with cancers in the liver in this region. In the EEA, the CHEMOSAT System is regulated as a medical device indicated for the intra-arterial administration of chemotherapeutic agent (melphalan hydrochloride) to the liver with additional extracorporeal filtration of the venous blood return.

Index

In the EEA, the Company is focusing its initial commercialization efforts on seven target markets: Germany, United Kingdom, France, the Netherlands, Italy, Spain and Ireland. The Company believes these countries represent a majority of the total potential liver cancer market in the EEA. The Company’s commercialization strategy for these markets involves the establishment of initial training and launch centers at prestigious cancer hospitals. Medical teams at these centers are trained in the performance of the CHEMOSAT procedure and proctored for their initial cases by experienced physicians, and are provided additional logistical support by Delcath. The Company believes that as the CHEMOSAT teams at these centers gain experience, they will form a European base of key opinion leadership that will help educate other physicians about the potential of chemosaturation therapy with CHEMOSAT and foster initial market acceptance. To further drive adoption, the Company is using a combination of direct and indirect sales channels to market and distribute the CHEMOSAT System in Europe. In addition, the Company has retained Quintiles to provide a third party medical science liaison force to educate medical oncologists in the target markets about the CHEMOSAT system. To support commercialization efforts, the Company established its EU headquarters in Galway, Ireland.

In November 2011, the Company announced that it had entered into its first initial training and launch agreement with the European Institute of Oncology (IEO) in Milan, Italy. The Company has since entered into 12 additional initial launch and training agreements with leading European cancer centers, and has established a presence in five of its seven target markets. In February 2012, the first European patient treatments with the Generation 1 CHEMOSAT System were performed at IEO in Italy and Frankfurt University Hospital in Germany.  The initial patients involved were treated for inoperable liver-dominant metastases from ocular melanoma, cutaneous melanoma, breast cancer and gastric cancer.

In April 2012, the Company announced it received CE Mark approval for the second generation hemofiltration cartridge of the CHEMOSAT System. The Generation 2 system has demonstrated filter efficiency greater than 98% during drug infusion of melphalan in an in vivo study; the same study also showed that the Generation 2 filter removes fewer blood platelets. Upon approval of the Generation 2 filter, the Company began supplying its early launch and training centers exclusively with the Generation 2 CHEMOSAT system. The first patient treatment with the Generation 2 CHEMOSAT system was performed at the IEO in April 2012, and subsequently at the Frankfurt University Hospital, Institut Gustav Roussy in France, and Galway University Hospital in Ireland. In March 2012, Delcath announced that it had received its first commercial order for the Company's CHEMOSAT System from the IEO. This order was fulfilled with Generation 2 systems in April 2012 following the receipt of the CE Mark.

Regulatory

International Regulations

Having obtained the CE Mark for the CHEMOSAT System, the Company believes the right to affix the CE Mark can result in an accelerated regulatory approval in a number of countries outside the EEA and the United States. Delcath recently received regulatory approval for the CHEMOSAT System in Australia and completed the product notification process in New Zealand, where the Company expects to launch the CHEMOSAT System in the second half of 2012 through authorized distributors. The Company has submitted applications for regulatory approval as a device for the CHEMOSAT System in Hong Kong, South Korea, Singapore, Canada and Israel and intends to submit regulatory applications in Mexico, Argentina, Brazil, Russia, India, Japan, China, and Taiwan.  Delcath is in the process of determining the regulatory pathway in some of these countries subject to negotiations with the applicable health authority.  It is Delcath’s intention to leverage the CE Mark in some or all of these countries to commercialize the Delcath CHEMOSAT System, where appropriate.  Delcath Systems Limited’s facility in Galway, Ireland has obtained certificates of free sale from the Irish Medicines Board as many markets require country of origin manufacturing, such as Mexico, Argentina, Brazil, Japan, China, and Taiwan, as a prerequisite to obtain regulatory approval.

Index

United States

In the United States, the Delcath chemosaturation system for the administration of melphalan hydrochloride is considered a combination drug and device product and is regulated as a drug by the FDA.  In December 2010, the Company submitted its Section 505(b)(2) NDA, to the FDA, seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver.  In February 2011, Delcath received a Refusal to File (RTF) letter from the FDA for the NDA. The FDA will issue an RTF if it determines, upon an initial review, that the NDA is not sufficiently complete to permit a substantive review. Neither the acceptance nor non-acceptance of an NDA for filing is a determination of the ultimate approvability of the drug product at issue. The RTF requested information on a number of items, including manufacturing plant inspection timing, product and sterilization validations, statistical analysis clarification concerning randomization and additional safety information regarding patient hospitalization data in order to allow the FDA to properly assess the risk-benefit profile of the product candidate. On January 12, 2012, the Company held a pre-NDA meeting with the FDA to discuss our NDA submission and provide an update on the items identified in the RTF. Based upon the meeting, FDA correspondence received in response to our meeting request and the briefing packet submitted, the Company is satisfied with the responses received from the FDA to certain questions regarding the NDA submission.

The very substantive work of clinical and safety data gathering from all of the clinical sites that participated in the Company’s Phase I, II and III clinical trials and the migration to FDA compliant clinical and safety databases is complete and the Company is in the final stages of preparing its NDA submission. The database was locked on May 25th, final statistical analysis and report writing is being conducted and the final NDA submission package is being prepared. The Company expects the NDA to be submitted in mid-August. The database lock is also important with respect to publications.  Once the clinical report is finalized, the primary investigators will have the complete information needed to incorporate the data for the Phase 3 trial and multi-arm Phase 2 trials into their manuscripts and then submit them for publication.

In addition to the ongoing work on the NDA submission, the Company believes that it is in the best interest of patients to explore ways of accelerating the availability of its Generation 2 product to patients in the United States and therefore has submitted to the FDA an amendment to its Investigational New Drug application to include Generation 2 in the FDA’s expanded access program, as well as all future clinical trials and compassionate use cases.  The Company announced acceptance of these amendments on June 18, 2012. Additionally, the Company is in dialogue with the FDA to discuss the optimal approval path for Generation 2 in the United States. Based upon these discussions, the Company intends to include additional data related to Generation 2 in the upcoming NDA dossier to ensure that its NDA submission is prepared in the best possible manner to support Generation 2.

Results of Operations

The Company recorded the first sales of its CHEMOSAT System in Europe during the quarter ended June 30, 2012, resulting in net sales of $0.1 million. As discussed in Note 4 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company did not recognize any cost associated with the reported revenue.  Had cost of sales been recognized, the gross margin on these sales would have been approximately 80%.  All units were sold directly to end customers. As the Company expands its commercialization efforts to include distributors, whose purchase prices will be lower than direct to end customer prices, the average selling price and gross margin are expected to be impacted by the mix of direct and indirect sales channels.

As Delcath continues to expand its commercialization in Europe, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several quarters. This volatility will be related to several factors, including: the expected use of third party distributors, whose purchase prices will be lower than direct to end user customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of the CHEMOSAT system.

The Company has incurred net losses since it was founded and expects to continue incurring net losses over the year. Although the Company expects  the amount of capital required to commercialize the CHEMOSAT System in Europe will continue to increase over the coming months, the Company believes that this increase will be offset by a reduction in expenses related to its NDA filing and that it has access to sufficient capital for operations through 2012.

Index

Three Months Ended June 30, 2012 and June 30, 2011

The Company had a net loss for the three months ended June 30, 2012, of $14.5 million, which is a $9.1 million increase in the net loss for the same period in 2011.  The increase in net loss is due to an increase of $4.9 million in total costs and a $4.1 million change in the fair value of the warrant liability.

The Company’s operating loss for the three months ended June 30, 2012 was $15.3 million, of which $1.0 million is non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans as discussed in more detail in Note 5 of this filing. This compares to an operating loss for the three months ended June 30, 2011 of $10.5 million, of which $1.2 million was non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans.

At June 30, 2012 the Company had 94 full-time employees compared to 51 at June 30, 2011. The increase in total costs is commensurate with this growth, which has led to an increase in payroll and overhead expenses. Additionally, the Company’s ongoing commercialization efforts in the European Union and continued efforts to prepare its submission to the FDA have contributed to the increase in total costs and expenses. As the Company continues to advance its business strategy, it will continue to incur losses for the foreseeable future.

For the three months ended June 30, 2012, selling, general and administrative expenses increased to $7.2 million from $5.2 million for the three months ended June 30, 2011.  A significant portion of the increase is related to the Company’s continued expansion, particularly as Delcath has continued executing on its commercialization plans by hiring staff for sales and support positions across Europe. This has led to an increase in personnel-related expenses, as well as all other expenses related to maintaining an office and supporting employees.

For the three months ended June 30, 2012, research and development expenses increased to $8.2 million from $5.2 million for the three months ended June 30, 2011. The increase in expenses is primarily related to continued preparation of the NDA submission to the FDA and the training and deployment of third party medical science liaisons.

Interest income is from a money market account and certificates of deposit. During the three months ended June 30, 2012, the Company had interest income of $3,955, as compared to $106 for the same period in 2011.

Six Months Ended June 30, 2012 and June 30, 2011

The Company had a net loss for the six months ended June 30, 2012, of $29.4 million, which is a $22.1 million increase in the net loss for the same period in 2011.  The increase in net loss is due to an increase of $11.7 million in total costs and a $10.4 million change in the fair value of the warrant liability.

The Company’s operating loss for the six months ended June 30, 2012 was $29.8 million, of which $1.9 million is non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans as discussed in more detail in Note 5 of this filing. This compares to an operating loss for the six months ended June 30, 2011 of $18.3 million, of which $2.5 million was non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans.

At June 30, 2012 the Company had 94 full-time employees compared to 51 at June 30, 2011. The increase in total costs is commensurate with this growth, which has led to an increase in payroll and overhead expenses. Additionally, the Company’s ongoing commercialization efforts in the European Union, continued efforts to prepare its submission to the FDA, as well as research and development activities, such as the recently approved Generation 2 filter, have contributed to the increase in total costs and expenses. As the Company continues to advance its business strategy, it will continue to incur losses for the foreseeable future.

Index

For the six months ended June 30, 2012, selling, general and administrative expenses increased to $14.6 million from $9.4 million for the six months ended June 30, 2011. A significant portion of the increase is related to the Company’s continued expansion, particularly as Delcath has continued executing on its commercialization plans by hiring staff for sales and support positions across Europe. This has led to an increase in personnel-related expenses, as well as all other expenses related to maintaining an office and supporting employees.

For the six months ended June 30, 2012, research and development expenses increased to $15.3 million from $8.9 million for the six months ended June 30, 2011. The increase in expenses is primarily related to global regulatory efforts including continued preparation of the NDA submission to the FDA, securing CE Mark for the Generation 2 filter and the expansion of addressable markets through the pursuit of additional regional regulatory approvals, as well as the training and deployment of third party medical science liaisons.

Interest income is from a money market account and certificates of deposit. During the six months ended June 30, 2012, the Company had interest income of $7,189, as compared to $665 for the same period in 2011.

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

At June 30, 2012, the Company had cash, cash equivalents and certificates of deposit totaling $29.3 million, as compared to $31.1 million at June 30, 2011. During the six months ended June 30, 2012, the Company used $27.2 million of cash in its operating activities, which compares to $14.3 million used for operating activities during the comparable six month period in 2011.  The increase of $12.9 million is primarily driven by NDA submission related costs, an increase in compensation related expenses as the Company grew from 51 employees at June 30, 2011 to 94 employees at June 30, 2012, expenses related to the Company’s ongoing commercialization efforts in Europe, and research and development activities, such as the recently approved Generation 2 filter. After the NDA is submitted to the FDA, the Company expects to reduce its monthly cash spend for the remainder of 2012. The Company believes it has access to sufficient capital to fund operating activities through 2012. Assuming Delcath receives FDA approval in 2013, the Company anticipates additional resources will be required to support full U.S commercialization.

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

Index

The Company has funded its operations through a combination of private placements of its securities, public offerings in 2000, 2003, 2009, 2010, 2011 and 2012, registered direct offerings in 2007 and 2009, and an “at the market” equity offering program initiated in 2012. For a detailed discussion of the Company’s various sales of securities and the “at the market” equity offering program see Note 3 to the Company’s audited financial statements contained in the 2011 consolidated financial statements in the 2011 Annual Report on Form 10-K and Note 7 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

In March 2010, the Company filed a registration statement on Form S-3 with the SEC, which allows the Company to offer and sell, from time to time in one or more offerings up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The registration statement became effective on April 13, 2010 (333-165677). The Company used this registration statement for its August 2010 and July 2011 public offerings detailed in Note 3 to the Company’s audited financial statements contained in the 2011 Annual Report on Form 10-K and for establishing an "at the market" equity offering program detailed in Note 7 to the Company’s condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q.  As of June 30, 2012, Delcath had approximately $33.6 million available under its “at the market” equity offering program. The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, funding of clinical trials, capital expenditures and working capital.

In December 2011, the Company filed an additional registration statement on Form S-3 with the SEC, which allows the Company to offer and sell, from time to time in one or more offerings, up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012 (333-178819). The Company used this registration statement for its May 2012 public offering detailed in Note 7 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. See Note 6 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for assets and liabilities the Company has evaluated under FASB ASC 820.

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

Index

The Company measures all derivatives, including certain derivatives embedded in contracts, at fair value and recognizes them on the balance sheet as an asset or a liability, depending on the Company’s rights and obligations under the applicable derivative contract.

In May 2012, the Company completed the sale of 15,333,340 shares of its common stock and the issuance of warrants to purchase 4,600,002 common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. At June 30, 2012, the 2012 Warrants were exercisable at $1.65 per share with 4,600,002 warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

In June 2009, the Company completed the sale of 869,565 shares of its common stock and the issuance of warrants to purchase 1,043,478 common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the warrant liability. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s March 19, 2012 sale of common stock under the “at the market” equity offering program as discussed in more detail in Note 5 of this filing. At June 30, 2012, the 2009 Warrants were exercisable at $1.33 per share with 1,043,478 shares outstanding.  The 2009 Warrants have a five-year term.

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the “2007 Warrants” and together with the 2009 Warrants, the “Warrants”) in a private placement to institutional and accredited investors. The Company received net proceeds of $13.3 million in this transaction. The Company allocated $4.3 million of the total proceeds to the 2007 Warrants. The 2007 Warrants were initially exercisable at $4.53 per share beginning six months after the issuance thereof and will expire on September 21, 2012. As required by the 2007 Warrant agreement, both the exercise price and number of warrants were adjusted following the Company’s June 9, 2009 sale of common stock and were further adjusted following the Company’s March 19, 2012 sale of common stock under the “at the market” equity offering program as discussed in more detail in Note 7 of this filing. At June 30, 2012, the 2007 Warrants were exercisable at $1.49 per share with 3,392,592 warrants outstanding. The shares were issued pursuant to an effective registration statement on Form S-3.

The $3.4 million in proceeds allocated to the 2012 Warrants, the $2.2 million in proceeds allocated to the 2009 Warrants and the $4.3 million in proceeds allocated to the 2007 Warrants are classified as derivative instrument liabilities. The terms of the warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the six month period ended June 30, 2012, the Company recorded pre-tax derivative instrument income of $0.6 million. The resulting derivative instrument liabilities totaled $5.9 million at June 30, 2012. Management expects that the warrants will either be exercised or expire worthless, at which point the then existing derivative instrument liabilities will be credited to stockholders’ equity. The fair value of the Warrants at June 30, 2012 was determined by using an option pricing model assuming the following:

	2012 Warrants	2009 Warrants	2007 Warrants
Expected volatility	81.01%	86.40%	85.37%
Risk-free interest rates	0.41%	0.33%	0.09%
Expected life (in years)	2.92	1.96	0.24

Index

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Delcath’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that Delcath’s disclosure controls and procedures as of June 30, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There was no change in our internal control over financials reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:
OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Delcath’s 2011 Annual Report on Form 10-K, in Part 1, Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.

Item 3.	Defaults upon Senior Securities
Not Applicable.

Item 5.	Other Information
Not Applicable.

Index

Item 6.	Exhibits

Exhibit No.		Description

10.1	**	Loan and Security Agreement dated April 20, 2012 between Silicon Valley Bank and Delcath Systems, Inc.

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

***	Furnished herewith.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2012	DELCATH SYSTEMS, INC.
(Registrant)

/s/Graham G. Miao
Graham G. Miao
Chief Financial Officer
(Principal Financial Officer)

Index

Exhibit Index

Exhibit No.		Description

10.1	**	Loan and Security Agreement dated April 20, 2012 between Silicon Valley Bank and Delcath Systems, Inc.

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith.

***	Furnished herewith.