Form 10-Q
period 2012-09-30
DELCATH SYSTEMS INC
filed 2012-11-07
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-16133

DELCATH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue, 35th Floor, New York, New York 10019
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
Yes ☐  No ☐

As of November 6, 2012, 75,075,446 shares of the Company’s common stock, $0.01 par value were outstanding.

DELCATH SYSTEMS, INC.

Index

DELCATH SYSTEMS, INC.

PART I:
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Index to Financial Statements

Page
Condensed Consolidated Balance Sheets September 30, 2012 and December 31, 2011	F-1

Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2012 and 2011	F-2

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	F-3

Notes to Condensed Consolidated Financial Statements	F-4 – F-10

Index

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets:
Current assets
Cash and cash equivalents	$28,298	$25,777
Investments – Certificates of deposit	–	4,980
Inventories	941	–
Accounts receivables	43	–
Prepaid expenses and other current assets	1,440	1,231
Total current assets	30,722	31,988
Property, plant and equipment
Land	154	154
Building and building improvements	449	–
Furniture and fixtures	969	880
Machinery and equipment	1,435	1,371
Computer software and equipment	2,136	1,212
Leasehold improvements	1,698	1,148
	6,841	4,765
Less: accumulated depreciation	(2,556)	(1,512)
Property, plant and equipment, net	4,285	3,253
Total assets	$35,007	$35,241

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable and accrued expenses	$5,148	$6,398
Warrant liability	4,561	2,439
Total current liabilities	9,709	8,837

Deferred revenue	358	300

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	–	–
Common stock, $.01 par value; 170,000,000 shares authorized; 73,422,008 and 48,237,634 shares issued and 73,393,908 and 48,209,534 outstanding at September 30, 2012 and December 31, 2011, respectively	734	482
Additional paid-in capital	212,324	172,613
Accumulated deficit	(188,150)	(146,940)
Treasury stock, at cost; 28,100 shares at September 30, 2012 and December 31, 2011	(51)	(51)
Accumulated other comprehensive income	83	–
Total stockholders’ equity	24,940	26,104
Total liabilities and stockholders’ equity	$35,007	$35,241

See accompanying notes to condensed consolidated financial statements.

Index

DELCATH SYSTEMS, INC.

Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue	$39	–	$146	–
Cost of goods sold	–	–	–	–
Gross profit	39	–	146	–

Operating expenses
Selling, general and administrative	$6,960	$5,744	$21,604	$15,148
Research and development	5,254	6,437	20,589	15,333

Total operating expenses	12,214	12,181	42,193	30,481

Operating loss	(12,175)	(12,181)	(42,047)	(30,481)

Change in fair value of warrant liability, net	446	3,872	1,025	14,864
Interest income	9	1	16	1
Other expense and interest expense	(93)	–	(204)	–
Net loss	$(11,813)	$(8,308)	$(41,210)	$(15,616)
Common share data:
Basic and diluted loss per share	$(0.18)	$(0. 18)	$(0.72)	$(0.35)

Weighted average number of basic and diluted common shares outstanding	67,219,224	46,961,123	56,844,697	44,315,838

Other comprehensive income (loss):
Foreign currency translation adjustments	$87	$–	$83	$–
Unrealized loss on securities	–	(3)	–	(14)
Other comprehensive income (loss), total	87	(3)	83	(14)
Comprehensive loss	$(11,726)	$(8,311)	$(41,127)	$(15,630)

See accompanying notes to condensed consolidated financial statements.

Index

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(41,210)	$(15,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,159	2,921
Restricted stock compensation expense	763	438
Depreciation expense	1,044	723
Warrant liability fair value adjustment	(1,025)	(14,864)
Non-cash interest income	(3)	(1)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(206)	742
Decrease (increase) in inventories	(941)	–
Decrease (increase) in accounts receivables	(43)	–
Deferred revenue	58	–
Increase (decrease) in accounts payable and accrued expenses	(1,250)	1,843
Net cash used in operating activities	(40,654)	(23,814)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,076)	(2,275)
Proceeds from maturities of short-term investments	4,980	(2,243)
Net cash provided by (used in) investing activities	2,904	(4,518)
Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	40,188	23,674
Net cash provided by financing activities	40,188	23,674
Effect of exchange rate on cash	83	–
(Decrease) increase in cash and cash equivalents	2,521	(4,658)
Cash and cash equivalents at beginning of period	25,777	45,621
Cash and cash equivalents at end of period	$28,298	$40,963
Supplemental cash flow information:
Cash paid for interest	$–	$–
Supplemental non-cash activities:
Cashless exercise of stock options and shares surrendered upon restricted stock vesting	$–	$(61)
Fair value of warrants issued and exercised	$3,147	$–

See accompanying notes to condensed consolidated financial statements.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2012 and 2011

Note 1:	Description of Business and Summary of Significant Accounting Policies

Delcath Systems, Inc. (the “Company”) is a specialty pharmaceutical and medical device company focused on oncology. Delcath's proprietary system for chemosaturation is designed to administer high dose chemotherapy and other therapeutic agents to diseased organs or regions of the body, while controlling the systemic exposure of those agents. The Company's initial focus is on the treatment of primary and metastatic liver cancers. In 2010, Delcath announced that its randomized Phase III clinical trial for patients with metastatic melanoma in the liver had successfully achieved the study's primary endpoint of extended hepatic progression-free survival. The Company also completed a multi-arm Phase II trial to treat other liver cancers. The Company obtained authorization to affix a CE Mark for the Delcath Hepatic CHEMOSAT® delivery system in April 2011 and for the second generation hemofiltration cartridge for CHEMOSAT in April 2012.  In October 2012, the Company satisfied all of the requirements to affix the CE Mark to its CHEMOSAT device system for use with doxorubicin hydrochloride injection, providing a regulatory pathway for CHEMOSAT with doxorubicin hydrochloride injection for countries in Asia that accept CE Marking as part of their national regulatory requirements.  The Company submitted its New Drug Application (NDA) to the U.S. Food & Drug Administration (FDA) on August 15, 2012, seeking approval for commercial sale of its chemosaturation system with melphalan in the treatment of patients with unresectable metastatic melanoma in the liver. The Company’s NDA was accepted for filing by the FDA, and has been designated for standard review with a Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013. The Company has not yet received FDA approval for commercial sale of its system in the United States. Delcath transitioned from a development stage company to a commercial organization with operational activities in April 2012. Accordingly, reporting as a development stage company is no longer deemed necessary.

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

The accompanying condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make assumptions and estimates that impact the amounts reported in the Company’s condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of all entities controlled by Delcath. All significant inter-company accounts and transactions are eliminated. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2012 and 2011.

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

Use of Estimates
The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed consolidated balance sheets and the amount of expenses reported for each of its periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for derivative instrument liabilities, stock-based compensation, income taxes and operating expense accruals. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2012 and 2011

Selling, General and Administrative Costs
Selling, general and administrative costs include personnel costs and related expenses for the Company’s  sales, marketing, general management and administrative staff, recruitment, costs related to the Company’s commercialization efforts in Europe, professional service fees, professional license and organizational fees, business development and certain general legal activities.

Research and Development Costs
Research and development costs include the costs of materials used for R&D and clinical trials, personnel costs associated with device and pharmaceutical R&D, clinical affairs, medical affairs, and regulatory affairs, costs of outside services and applicable indirect costs incurred in the development of the Company’s proprietary drug delivery system.  All such costs are charged to expense when incurred.

Revenue Recognition
Revenue from product sales is generally recognized when all of the following criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred; product price is fixed or determinable; and collection of the resulting receivable is reasonably assured. When obligations or contingencies remain after the products are shipped, such as training and certifying the treatment centers, revenue is deferred until the obligations or contingencies are satisfied.

Inventory
Prior to obtaining authorization to affix the CE Mark to its Generation Two Delcath Hepatic CHEMOSAT® Delivery System in April 2012, the Company expensed all of its inventory costs as research and development. Inventory as of September 30, 2012 includes finished goods and components relating to Generation Two of the Delcath Hepatic CHEMOSAT® Delivery System that have been purchased since April 2012. Therefore, as is common for companies transitioning from the development stage to commercial, to the extent that materials expensed prior to April 2012 are used in manufacturing finished goods for sale, the Company’s cost of goods sold will be reduced accordingly.

Deferred Revenue Recognition
Deferred revenue on the accompanying condensed consolidated balance sheets includes payment received for product sales to a distributor and payment received upon execution of a research and distribution agreement with Chi-Fu Trading Co, Ltd. The Company will recognize the revenue related to product sales when its obligations under the agreement have been satisfied and will recognize the deferred revenue related to the research and distribution agreement over the expected obligation period of the agreement once this amount is reasonably determinable.

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

The majority of the Company’s inventory was purchased prior to obtaining authorization to affix the CE Mark to its Generation Two Delcath Hepatic CHEMOSAT® Delivery System in April 2012, including all of the components used in the kits sold during the nine months ended September 30, 2012. Additionally, the kits were built during the quarter ended March 31, 2012 and accordingly, all labor and overhead related to the kits was expensed during the first quarter. As a result, the costs of sales related to recognized and deferred revenue was $0.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2012 and 2011

Note 5:	Inventories

Inventories consist of:

	September 30, 2012	December 31, 2011
Raw materials	$178	$-
Work-in-process	518	-
Finished goods	245	-
Totals	$941	$-

Note 6:	Stock Option Plans

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

Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for the nine month period ended September 30, 2012 is as follows:

	Stock Option Activity under the Plans
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2011	4,129,749	$5.09	6.38
Granted	1,203,452	3.81
Expired	(400,000)	4.95
Forfeited	(99,148)	4.98
Outstanding at September 30, 2012	4,834,053	4.78	7.11

For the three and nine months ended September 30, 2012, the Company recognized compensation expense of approximately $0.3 million and $1.1 million, respectively, relating to options granted in previous years and $0.5 million and $1.0 million, respectively, relating to options granted during 2012.

The Company uses an option pricing model to determine the fair value of stock options awarded to employees on the date of grant. The Company has expensed its stock-based compensation for share-based payments granted under the ratable method, which treats each vesting tranche as if it were an individual grant.

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2012 and 2011

The Company accounts for stock-based compensation expense for non-employees using the fair-value method which requires the award to be re-measured at each reporting date until the award is vested. The Company estimates the fair value using an option pricing model. The Company has expensed its share-based compensation for non-employees under the ratable method.

The assumptions used in the option pricing model to determine the fair value of stock options awarded to employees are as follows:

	Nine Months ended September 30,
	2012	2011
Dividend yield	None	None
Expected volatility	77.37% - 84.47%	72.16% - 75.35%
Weighted average volatility	79.87%	73.62%
Risk-free interest rates	0.78% - 1.49%	1.45% - 3.11%
Expected life (in years)	6.0	5.0 - 6.0

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

Restricted stock activity for the nine month period ended September 30, 2012 is as follows:

	Restricted Stock Activity
	Restricted Stock	Weighted Average GrantDate FairValue
Non-vested at December 31, 2011	193,532	5.84
Granted	428,920	2.84
Vested	(91,910)	5.85
Forfeited	(15,431)	4.19
Non-vested at September 30, 2012	515,111	3.38

For the three and nine months ended September 30, 2012, the Company recognized compensation expense of $0.1 million and $0.4 million, respectively, relating to restricted stock granted in previous years. For the three and nine months ended September 30, 2012, the Company recognized approximately $0.2 million and $0.4 million, respectively, relating to restricted stock granted during 2012.

Note 7:	Assets and Liabilities Measured at Fair Value

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

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2012 and 2011

In May 2012, the Company completed the sale of 15,333,340 shares of its common stock and the issuance of warrants to purchase 4,600,002 common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. At September 30, 2012, the 2012 Warrants were exercisable at $1.65 per share with 4,600,002 warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

In June 2009, the Company completed the sale of 869,565 shares of its common stock and the issuance of warrants to purchase 1,043,478 common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants (see below). As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s May 31, 2012 sale of common stock and warrants. At September 30, 2012, the 2009 Warrants were exercisable at $1.33 per share with 1,043,478 warrants outstanding.  The 2009 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the “2007 Warrants”) in a private placement to institutional and accredited investors. The Company received net proceeds of $13.3 million in this transaction. The Company allocated $4.3 million of those proceeds to the 2007 Warrants (see below). In accordance with the provisions of the 2007 Warrant agreement, both the exercise price and number of warrants were adjusted following the Company’s May 31, 2012 sale of common stock and warrants and became exercisable at $1.49 per share with 3,392,592 warrants outstanding. The 2007 Warrants expired on September 21, 2012. Approximately 3.0 million warrants were exercised during the quarter ended September 30, 2012. The remaining liability after the warrant exercises was credited to pre-tax derivative instrument income.

The $3.4 million in proceeds allocated to the 2012 Warrants and the $2.2 million in proceeds allocated to the 2009 Warrants are classified as derivative instrument liabilities. The terms of the warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the nine month period ended September 30, 2012, the Company recorded pre-tax derivative instrument income of $1.0 million. The resulting derivative instrument liabilities totaled $4.6 million at September 30, 2012. Management expects that the warrants will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2012 was determined by using an option pricing model assuming the following:

	2012 Warrants	2009 Warrants
Expected volatility	83.54%	85.83%
Risk-free interest rates	0.28%	0.21%
Expected life (in years)	2.7	1.7

Money Market Funds
Cash and cash equivalents includes a money market account valued at $2.0 million.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2012
(in thousands)

	Level 1	Level 2	Level 3	Balance at September 30, 2012
Assets
Money market funds	$1,967	-	-	$1,967
Total Assets	$1,967	-	-	$1,967
Liabilities
Warrant liability	$-	-	$4,561	$4,561
Total Liabilities	$-	-	$4,561	$4,561

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2012 and 2011

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)

Warrant Liability
Beginning balance	$2,439
Total change in the fair value of the liability included in earnings	(1,025)
Fair value of warrants issued	4,055
Fair value of warrants exercised or expired	(908)
Ending balance	$4,561

Note 8:	Common Stock

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

On December 29, 2011, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $39,750,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. As of September 30, 2012, the Company had sold approximately 6.5 million shares of its common stock through the program for net proceeds after related expenses of approximately $14.6 million. The net proceeds were used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of September 30, 2012, there was approximately $24.5 million available under this program.

Note 9:	Net Loss

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options and warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2012 and 2011 upon exercise or conversion that were not included in the computation of net loss per share totaled 10,477,533 and 6,739,948 shares, respectively.

Note 10:	Taxes

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

Index

DELCATH SYSTEMS, INC.

Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, the Company recorded a state capital tax benefit of approximately $53,000. This benefit includes New York State investment and employment credits.  The investment tax credits are generated from investments in buildings and tangible property located and used in New York State for production or research and development activities. The employment credits are generated by the creation of emerging technology jobs in New York State. Since the benefits are not determined based on income, the net benefit is reflected as a component of general and administrative expenses.

Note 11:	Subsequent Events

During the fourth quarter through November 6, 2012, the Company sold approximately 1.7 million shares of our common stock under the Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $3.0 million. The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of November 6, 2012, the Company has approximately $21.5 million remaining under the program.

On October 15, 2012, Delcath announced that the U.S. Food and Drug Administration (FDA) has accepted the Company's New Drug Application (NDA) for its proprietary chemosaturation system with melphalan hydrochloride for injection.  The FDA has designated the NDA for standard review.

On November 1, 2012, Delcath announced that the U.S. Food and Drug Administration assigned a Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013, for substantive review of the Company's New Drug Application (NDA) of its proprietary chemosaturation system with melphalan hydrochloride for injection.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contains “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to Delcath’s business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in the Company’s Annual Report on Form 10-K in Item 1A under “Risk Factors” as well as in this report under “Risk Factors” in Part II, Item 1A and Part I, Item 3 “Qualitative and Quantitative Disclosures About Market Risk”.  These forward-looking statements include, but are not limited to, statements about:

–	the progress and results of the Company’s research and development programs;
–	the Company’s estimates regarding sufficiency of cash resources, anticipated capital requirements and need for additional financing;
–	the commencement of future clinical trials and the timing and results of those clinical trials;
–	submission and timing of applications for regulatory approval and approval thereof;
–	the Company’s ability to successfully source certain components of the system and enter into supplier contracts;
–	the Company’s ability to successfully manufacture and supply the Delcath chemosaturation system;
–	the Company’s ability to successfully commercialize the Delcath Chemosaturation system; and
–	the Company’s ability to successfully negotiate and enter into agreements with strategic and corporate partners.

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

Index

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Delcath's proprietary system for chemosaturation is designed to administer high dose chemotherapy and other therapeutic agents to diseased organs or regions of the body, while controlling the systemic exposure of those agents. The Company's initial focus is on the treatment of primary and metastatic liver cancers. In 2010, Delcath announced that its randomized Phase III clinical trial for patients with metastatic melanoma in the liver had successfully achieved the study's primary endpoint of extended hepatic progression-free survival. The Company also completed a multi-arm Phase II trial to treat other liver cancers. The Company obtained authorization to affix a CE Mark for the Delcath Hepatic CHEMOSAT® delivery system in April 2011 and for the second generation hemofiltration cartridge for CHEMOSAT in April 2012. In October 2012, the Company satisfied all of the requirements to affix the CE Mark to its CHEMOSAT device system for use with doxorubicin hydrochloride injection, providing a regulatory pathway for CHEMOSAT with doxorubicin hydrochloride injection for countries in Asia that accept CE Marking as part of their national regulatory requirements. The right to affix the CE mark allows the Company to market and sell the CHEMOSAT system in Europe. The Company submitted its New Drug Application (NDA) to the U.S. Food & Drug Administration (FDA) on August 15, 2012, seeking approval for commercial sale of its chemosaturation system with melphalan in the treatment of patients with unresectable metastatic melanoma in the liver. The Company’s NDA was accepted for filing by the FDA, and has been designated for standard review with a Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013.  The Company will continue to work with the FDA to complete its review with the goal of obtaining approval for commercial sale of its proprietary chemosaturation system with melphalan. The Company has not yet received FDA approval for commercial sale of its system in the United States.

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

Index

In the EEA, the Company is focusing its initial commercialization efforts on seven target markets: Germany, United Kingdom, France, the Netherlands, Italy, Spain and Ireland. The Company believes these countries represent a majority of the total potential liver cancer market in the EEA. The Company’s commercialization strategy for these markets involves the establishment of initial training and launch centers at prestigious cancer hospitals. Medical teams at these centers are trained in the performance of the CHEMOSAT procedure and proctored for their initial cases by experienced physicians, and are provided additional logistical support by Delcath. The Company believes that as the CHEMOSAT teams at these centers gain experience, they will form a European base of key opinion leadership that will help educate other physicians about the potential of chemosaturation therapy with CHEMOSAT and foster initial market acceptance. To further drive adoption, the Company is using a combination of direct and indirect sales channels to market and distribute the CHEMOSAT System in Europe. The Company has recently entered into exclusive distribution agreements for Italy and Spain. In addition, the Company has retained Quintiles to provide a third party medical science liaison force to educate medical oncologists in the target markets about the CHEMOSAT system. To support commercialization efforts, the Company established its EU headquarters in Galway, Ireland.

In November 2011, the Company announced that it had entered into its first initial training and launch agreement with the European Institute of Oncology (IEO) in Milan, Italy.  As of the end of the third quarter, the Company has signed a total of 13 such agreements with leading European cancer centers, and has established a presence in all seven of its target markets. Patients treated thus far include those with inoperable liver-dominant metastases from ocular melanoma, cutaneous melanoma, breast cancer, gastric cancer and cholangiocarcinoma.

In April 2012, the Company announced it received CE Mark approval for the Generation Two hemofiltration cartridge of the CHEMOSAT System. The Generation Two system has demonstrated filter efficiency greater than 98% during drug infusion of melphalan in an in vivo study; the same study also showed that the Generation Two filter removes fewer blood platelets. Upon approval of the Generation Two filter, the Company began supplying its early launch and training centers exclusively with the Generation Two CHEMOSAT system.

Applications for interim reimbursement have been submitted in Germany, Italy and the UK and the Company expects a response by first quarter of 2013.  Delcath is also supporting efforts of treatment centers to pursue patient specific insurance funding in these countries as well as in Spain. In the other target countries, reimbursement pathways have been identified and are being actively pursued.

Regulatory

International Regulations

The Company recently changed its Notified Body in Europe and as part of this change the CHEMOSAT System was reclassified from a Class III medical device to a Class IIb medical device.  The primary difference between Class III and Class IIb is that for Class IIb medical devices the Notified Body is not required to carry out an examination of the product’s design dossier as part of its conformity assessment. The Company must continue to comply with the essential requirements of the EU Medical Devices Directive (Directive 93/42 EC) and is subject to a conformity assessment procedure requiring the intervention of a Notified Body.  The conformity assessment procedure for Class IIb medical devices requires the manufacturer to lodge an application for the assessment of its quality system for the design, manufacture and inspection of its medical devices by a Notified Body.  The Notified Body will audit the system to determine whether it conforms to the provisions of the Medical Devices Directive.  If the Notified Body’s assessment is favorable it will issue a Full Quality Assurance Certificate, which enables the manufacturer to draw a Declaration of Conformity and affix the CE mark to the medical devices covered by the assessment. Thereafter, the Notified Body will carry out periodic audits to ensure that the approved quality system is applied by the manufacturer.

On October 22, 2012, the Company announced that it had satisfied all of the requirements to affix the CE Mark to its Hepatic CHEMOSAT Delivery System with doxorubicin hydrochloride (“CHEMOSAT System with doxorubicin”).  CE Marking confirms that a medical device complies with the Essential Requirements of the Medical Device Directive, and that the device has been subjected to conformity assessment procedures. Application of the CE Mark for the CHEMOSAT System with doxorubicin provides Delcath with a regulatory pathway for certain countries in Asia that accept CE Marking as part of their national regulatory requirements. Doxorubicin is an established chemotherapeutic agent commonly used globally to treat hepatocellular carcinoma (HCC) via trans-arterial chemoembolization (TACE) and is widely used to treat HCC in Asia, which is where the Company sees the market opportunity for our CHEMOSAT system with doxorubicin injection. In China, these requirements include conducting a local clinical trial and approval by the China State Food and Drug Administration (SFDA).  Delcath intends to seek approvals for the CHEMOSAT System with doxorubicin in key Asian markets such as China and South Korea. The Company does not intend to market the CHEMOSAT System with doxorubicin in the European Economic Area at this time.

Index

Having previously obtained the CE Mark for the CHEMOSAT System with melphalan, the Company believes the right to affix the CE Mark can result in an accelerated regulatory approval in a number of countries outside the EEA and the United States. Delcath recently received regulatory approval for the second generation CHEMOSAT System in Australia and has completed the product notification process in New Zealand. The Company has submitted applications for regulatory approval as a device for the CHEMOSAT System in Hong Kong, South Korea, Singapore, Canada and Israel and Delcath intends to submit regulatory applications in Mexico, Argentina, Brazil, Russia, India, Japan, China, and Taiwan.  Delcath is in the process of determining the regulatory pathway in some of these countries subject to negotiations with the applicable health authority.  It is Delcath’s intention to leverage the CE Mark in some or all of these countries to commercialize the Delcath CHEMOSAT System, where appropriate.  Delcath Systems Limited’s facility in Galway, Ireland has obtained certificates of free sale from the Irish Medicines Board as many markets require country of origin manufacturing, such as Mexico, Argentina, Brazil, Japan, China, and Taiwan, as a prerequisite to obtain regulatory approval.

United States

In the United States, the Delcath chemosaturation system for the administration of melphalan hydrochloride is considered a combination drug and device product and is regulated as a drug by the U.S. Food and Drug Administration (FDA).  In August 2012, the Company submitted its Section 505(b)(2) New Drug Application (NDA), to the FDA, seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver.   The Company’s NDA was accepted for filing by the FDA, and has been designated for standard review with a PDUFA goal date of June 15, 2013.

In addition to the NDA submission, the Company submitted to the FDA an amendment to its Investigational New Drug application to include the Generation Two system in the FDA’s Expanded Access Program (EAP), as well as all future clinical trials and compassionate use cases.  The Company announced acceptance of these amendments on June 18, 2012, and expects the first centers to begin treating patients under the EAP by the end of 2012.

Results of Operations

The Company recorded the first sales of its CHEMOSAT System in Europe during the quarter ended June 30, 2012, resulting in net sales of $0.1 million. During the quarter ended September 30, 2012, the Company recorded sales of $0.1 million, $58,000 of which is deferred until the Company fulfills its obligations under the distribution agreement and the distributor is able to ship kits to the centers it anticipates servicing. As discussed in Note 4 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company did not recognize any cost associated with the recognized or deferred revenue.

Index

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

Three Months Ended September 30, 2012 and September 30, 2011

The Company had a net loss for the three months ended September 30, 2012, of $11.8 million, which is a $3.5 million increase in the net loss for the same period in 2011.  The increase in net loss is primarily due to a $3.4 million change in the fair value of the warrant liability.

The Company’s operating loss for the three months ended September 30, 2012 was $12.2 million, of which $1.0 million is non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans as discussed in more detail in Note 6 of this filing. This compares to an operating loss for the three months ended September 30, 2011 of $12.2 million, of which $0.9 million was non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans.

At September 30, 2012 the Company had 95 full-time employees compared to 74 at September 30, 2011. The increase in total costs is commensurate with this growth, which has led to an increase in payroll and overhead expenses. Additionally, the Company’s ongoing commercialization efforts in the European Union and continued efforts to prepare its submission to the FDA have contributed to the increase in total costs and expenses. As the Company continues to advance its business strategy, it will continue to incur losses for the foreseeable future.

For the three months ended September 30, 2012, selling, general and administrative expenses increased to $7.0 million from $5.7 million for the three months ended September 30, 2011.  A significant portion of the increase is related to the Company’s continued expansion, particularly as Delcath has continued executing on its commercialization plans by hiring staff for sales and support positions across Europe. This has led to an increase in personnel-related expenses, as well as all other expenses related to maintaining an office and supporting employees.

For the three months ended September 30, 2012, research and development expenses decreased to $5.3 million from $6.4 million for the three months ended September 30, 2011. The reduction in expenses is primarily related to the Company’s transition from a development stage company to a commercial organization. Purchases of inventory are now capitalized rather than being expensed as research and development materials. Additionally, there was a reduction in expenses related to the preparation of the NDA submission.

Interest income is from a money market account and interest earned on operating accounts. During the three months ended September 30, 2012, the Company had interest income of $8,629, as compared to $537 for the same period in 2011.

Nine Months Ended September 30, 2012 and September 30, 2011

The Company had a net loss for the nine months ended September 30, 2012, of $41.2 million, which is a $25.6 million increase in the net loss for the same period in 2011.  The increase in net loss is primarily due to an increase of $11.7 million in total costs and a $13.8 million change in the fair value of the warrant liability.

The Company’s operating loss for the nine months ended September 30, 2012 was $42.0 million, of which $2.9 million is non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans as discussed in more detail in Note 6 of this filing. This compares to an operating loss for the nine months ended September 30, 2011 of $30.5 million, of which $3.4 million was non-cash expense related to stock option and restricted stock grants made under the Company’s 2004 and 2009 Stock Option Plans.

At September 30, 2012 the Company had 95 full-time employees compared to 74 at September 30, 2011. The increase in total costs is commensurate with this growth, which has led to an increase in payroll and overhead expenses. Additionally, the Company’s ongoing commercialization efforts in the European Union, continued efforts to prepare its submission to the FDA, as well as research and development activities, such as the recently approved Generation Two filter, have contributed to the increase in total costs and expenses. As the Company continues to invest in product commercialization, R&D and clinical activities it will continue to incur operating losses for the foreseeable future.

Index

For the nine months ended September 30, 2012, selling, general and administrative expenses increased to $21.6 million from $15.1 million for the nine months ended September 30, 2011. A significant portion of the increase is related to the Company’s continued expansion, particularly as Delcath has continued executing on its commercialization plans by hiring staff for sales and support positions across Europe. This has led to an increase in personnel-related expenses, as well as all other expenses related to maintaining an office and supporting employees.

For the nine months ended September 30, 2012, research and development expenses increased to $20.6 million from $15.3 million for the nine months ended September 30, 2011. The increase in expenses is primarily related to global regulatory efforts including continued preparation of the NDA submission to the FDA, securing CE Mark for the Generation Two filter and the expansion of addressable markets through the pursuit of additional regional regulatory approvals, as well as the training and deployment of third party medical science liaisons.

Interest income is from a money market account, interest earned on operating accounts and certificates of deposit. During the nine months ended September 30, 2012, the Company had interest income of $15,818, as compared to $1,202 for the same period in 2011.

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

At September 30, 2012, the Company had cash and cash equivalents totaling $28.3 million, as compared to $41.0 million at September 30, 2011. During the nine months ended September 30, 2012, the Company used $40.7 million of cash in its operating activities, which compares to $23.8 million used for operating activities during the comparable nine month period in 2011.  The increase of $16.9 million is primarily driven by NDA submission related costs, expenses related to the Company’s ongoing commercialization efforts in Europe, an increase in compensation related expenses as the Company grew from 74 employees at September 30, 2011 to 95 employees at September 30, 2012, and research and development activities, such as the recently approved Generation Two and doxorubicin filters. The Company believes it has access to sufficient capital to fund operating activities for the next twelve months. Assuming Delcath receives FDA approval in 2013, the Company anticipates additional resources will be required to support full U.S. commercialization.

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

Index

The Company has funded its operations through a combination of private placements of its securities, public offerings in 2000, 2003, 2009, 2010, 2011 and 2012, registered direct offerings in 2007 and 2009, and an “at the market” equity offering program initiated in 2012. For a detailed discussion of the Company’s various sales of securities and the “at the market” equity offering program see Note 3 to the Company’s audited financial statements contained in the 2011 consolidated financial statements in the 2011 Annual Report on Form 10-K and Note 8 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

In March 2010, the Company filed a registration statement on Form S-3 with the SEC, which allows the Company to offer and sell, from time to time in one or more offerings up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The registration statement became effective on April 13, 2010 (333-165677). The Company used this registration statement for its August 2010 and July 2011 public offerings detailed in Note 3 to the Company’s audited financial statements contained in the 2011 Annual Report on Form 10-K and for establishing an "at the market" equity offering program detailed in Note 8 to the Company’s condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q.  As of September 30, 2012, Delcath had approximately $24.5 million available under its “at the market” equity offering program. The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, obtaining regulatory approvals, commercialization of its products, funding of clinical trials, capital expenditures and working capital.

In December 2011, the Company filed a registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell, from time to time in one or more offerings, up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deemed prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012 (333-178819). The Company used this registration statement for its May 2012 public offering detailed in Note 8 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.  The Company filed a new shelf registration statement on Form S-3 with the SEC, which became effective on October 9, 2012 (333-183675). This new shelf replaces the shelf registration filed in December 2011 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. See Note 7 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for assets and liabilities the Company has evaluated under FASB ASC 820.

Index

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

In May 2012, the Company completed the sale of 15,333,340 shares of its common stock and the issuance of warrants to purchase 4,600,002 common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. At September 30, 2012, the 2012 Warrants were exercisable at $1.65 per share with 4,600,002 warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

In June 2009, the Company completed the sale of 869,565 shares of its common stock and the issuance of warrants to purchase 1,043,478 common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the warrant liability. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s March 19, 2012 sale of common stock under the “at the market” equity offering program as discussed in more detail in Note 8 of this filing. At September 30, 2012, the 2009 Warrants were exercisable at $1.33 per share with 1,043,478 shares outstanding.  The 2009 Warrants have a five-year term.

In September 2007, the Company completed the sale of 3,833,108 shares of its common stock and the issuance of warrants to purchase 1,916,554 common shares (the “2007 Warrants” and together with the 2009 Warrants, the “Warrants”) in a private placement to institutional and accredited investors. The Company received net proceeds of $13.3 million in this transaction. The Company allocated $4.3 million of the total proceeds to the 2007 Warrants. Following the Company’s May 31, 2012 sale of common stock and warrants, the 2007 Warrants were exercisable at $1.49 per share with 3,392,592 warrants outstanding. The 2007 Warrants expired on September 21, 2012. Approximately 3.0 million warrants were exercised during the quarter ended September 30, 2012. The remaining liability after the warrant exercises was credited to pre-tax derivative instrument income.

The $3.4 million in proceeds allocated to the 2012 Warrants and the $2.2 million in proceeds allocated to the 2009 Warrants are classified as derivative instrument liabilities. The terms of the warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the nine month period ended September 30, 2012, the Company recorded pre-tax derivative instrument income of $1.0 million. The resulting derivative instrument liabilities totaled $4.6 million at September 30, 2012. Management expects that the warrants will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2012 was determined by using an option pricing model assuming the following:

	2012 Warrants	2009 Warrants
Expected volatility	83.54%	85.83%
Risk-free interest rates	0.28%	0.21%
Expected life (in years)	2.7	1.7

Index

Item 4.	Controls and Procedures

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

Changes in Internal Controls
There was no change in our internal control over financials reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 7, 2012	DELCATH SYSTEMS, INC.
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