Form 10-Q
period 2013-09-30
DELCATH SYSTEMS, INC.
filed 2013-11-06
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-16133

DELCATH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue, 35th Floor New York, NY 10019
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
Yes ☐  No ☒

As of November 5, 2013, 126,289,659 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

i

Index
DELCATH SYSTEMS, INC.

PART I:
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

Index
DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2013	December 31, 2012
Assets:
Current assets
Cash and cash equivalents	$27,735	$23,726
Accounts receivables	111	144
Inventories, net	963	1,105
Prepaid expenses and other current assets	1,200	1,457
Total current assets	30,009	26,432
Property, plant and equipment, net	3,293	4,042
Total assets	$33,302	$30,474

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$684	$939
Accrued expenses	3,375	5,790
Warrant liability	863	3,427
Total current liabilities	4,922	10,156

Long term liabilities
Deferred revenue	7	309
Accrued expenses	490	–
Total long term liabilities	497	309
Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	–	–
Common stock, $.01 par value; 170,000,000 shares authorized; 103,318,021 and 76,849,033 shares issued and 103,289,921 and 76,820,933 outstanding at September 30, 2013 and December 31, 2012, respectively	1,033	768
Additional paid-in capital	250,821	218,063
Accumulated deficit	(224,341)	(198,808)
Treasury stock, at cost; 28,100 shares at September 30, 2013 and December 31, 2012	(51)	(51)
Accumulated other comprehensive income	421	37
Total stockholders’ equity	27,883	20,009
Total liabilities and stockholders’ equity	$33,302	$30,474

See accompanying notes to condensed consolidated financial statements.

Index
DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Product revenue	$72	$39	$152	$146
Other revenues	–	—	300	—
Total revenue	72	39	452	146
Costs of goods sold	(23)	—	(386)	—
Gross profit	49	39	66	146

Operating expenses
Selling, general and administrative	$4,573	$6,960	$16,919	$21,604
Research and development	2,178	5,254	10,639	20,589
Total operating expenses	6,751	12,214	27,558	42,193
Operating loss	(6,702)	(12,175)	(27,492)	(42,047)
Change in fair value of warrant liability, net	(497)	446	2,345	1,025
Interest income	2	9	18	16
Other expense and interest expense	(9)	(93)	(404)	(204)
Net loss	$(7,206)	$(11,813)	$(25,533)	$(41,210)
Common share data:
Basic and diluted loss per share	$(0.07)	$(0.18)	$(0.27)	$(0.72)

Weighted average number of basic and diluted common shares outstanding	100,068,998	67,219,224	94,023,834	56,844,697

Other comprehensive income:
Foreign currency translation adjustments	$15	$87	$384	$83
Comprehensive loss	$(7,191)	$(11,726)	$(25,149)	$(41,127)

See accompanying notes to condensed consolidated financial statements.

Index
DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(25,533)	$(41,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	407	2,159
Restricted stock compensation expense	179	763
Depreciation expense	866	1,044
Warrant liability fair value adjustment	(2,345)	(1,025)
Non-cash interest income	(1)	(3)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	305	(206)
Decrease (increase) in accounts receivable	36	(941)
Decrease (increase) in inventories	150	(43)
Decrease in accounts payable and accrued expenses	(3,149)	(1,250)
Decrease in deferred revenue and long-term accrued expenses	189	58
Net cash used in operating activities	(28,896)	(40,654)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(113)	(2,076)
Loss on disposal of equipment	5	—
Proceeds from maturities of short-term investments	—	4,980
Net cash (used in) provided by investing activities	(108)	2,904
Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	32,218	40,188
Net cash provided by financing activities	32,218	40,188
Foreign currency effects on cash	795	83
Increase in cash and cash equivalents	4,009	2,521
Cash and cash equivalents at beginning of period	23,726	25,777
Cash and cash equivalents at end of period	$27,735	$28,298
Supplemental non-cash activities:
Fair value of warrants issued	$—	$3,147
Fair value of warrants exercised	$219	$—

See accompanying notes to condensed consolidated financial statements.

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

(1)	Description of Business

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Our proprietary drug/device combination product, the Delcath Hepatic Delivery System (HDS), is designed to administer high dose chemotherapy and other therapeutic agents to the liver, while controlling the systemic exposure to those agents. The Company's initial focus is on the treatment of primary and metastatic liver cancers.

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

(2)	Basis of Condensed Consolidated Financial Statement Presentation

The accompanying condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make assumptions and estimates that impact the amounts reported in the Company’s condensed consolidated financial statements. The condensed consolidated financial statements include the accounts of all entities controlled by Delcath. All significant inter-company accounts and transactions are eliminated. The unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2013 and 2012.

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

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers. As the Company’s commercial activities expand, collections and payments from customers will be monitored and a provision for estimated credit losses will be created based upon historical experience and specific customer collection issues that may be identified. At September 30, 2013 there were no accounts receivable determined to be uncollectable.

Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method.  The reported net value of inventory includes finished saleable products, work-in-process, and raw materials that will be sold or used in future periods.  The Company reserves for expired, obsolete, and slow-moving inventory.

Prior to obtaining authorization to affix the CE Mark to its Generation Two Delcath Hepatic CHEMOSAT® Delivery System in April 2012, the Company expensed all of its inventory costs as research and development. Inventory as of September 30, 2013 includes finished goods and components relating to Generation Two Delcath Hepatic CHEMOSAT® Delivery System that have been purchased since April 2012. Therefore, to the extent that materials expensed prior to April 2012 are used in manufacturing finished goods for sale, the Company’s cost of goods sold will be adjusted accordingly.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with Accounting Standards Codification (ASC) 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2013 and 2012, the Company did not have any derivative instruments that were designated as hedges.

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
for the Three and Nine Months Ended September 30, 2013 and 2012

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

Selling, General and Administrative

Selling, general and administrative costs include personnel costs and related expenses for the Company’s sales, marketing, general management and administrative staff, costs related to the Company’s commercialization efforts in Europe, professional service fees, professional license, business development and certain general legal activities.

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

Stock Based Compensation

The Company accounts for its share-based compensation in accordance with the provisions of ASC 718, which establishes accounting for equity instruments exchanged for employee services and ASC 505-50, which establishes accounting for equity-based payments to non-employees.  Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of ASC 718. Under the provisions of ASC 505-50, the measurement of compensation costs related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. The Company expensed its share-based compensation for share-based payments granted under the accelerated method, which treats each vesting tranche as if it were an individual grant.

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

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

(4)	Inventories

Inventories consist of:

(in thousands)	September 30, 2013	December 31, 2012
Raw materials	$241	$197
Work-in-process	791	405
Finished goods	263	503
Total inventory, gross	1,295	1,105
Inventory reserves	(332)	–
Total inventory, net	$963	$1,105

Due to adjustments in the anticipated use of inventory, the Company recorded a $0.3 million reserve for expired, obsolete and slow-moving inventory during the nine months ended September 30, 2013. This cost is included in “Cost of goods sold” in the Condensed Consolidated Statements of Operations.

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

(5)	Property, Plant, and Equipment

Property, plant, and equipment consists of:.

(in thousands)	September 30, 2013	December 31, 2012
Leaseholds	$1,742	$1,716
Furniture	952	952
Equipment	1,535	1,473
Enterprise hardware and software	2,136	2,141
Buildings and land	603	603
	6,968	6,885
Accumulated depreciation	(3,675)	(2,843)
Total	$3,293	$4,042

Depreciation expense for the three and nine months ended September 30, 2013 is $0.3 million and $0.9 million, respectively, as compared to $0.3 million and $1.0 million for the same period in 2012.

(6)	Restructuring Charges

During the nine months ended September 30, 2013, the Company implemented restructurings of its workforce to better focus the Company’s organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a reduction in the Company’s workforce by 29 employees. As a result of termination benefits given to the impacted employees, the Company incurred a total cost of approximately $2.6 million which is reflected on the Condensed Consolidated Statements of Operations in both “Selling, general and administrative expenses” and “Research and development expenses”, as appropriate. The $1.7 million in accrued severance expenses at September 30, 2013 is included in both Current Accrued expenses and Long-term Accrued expenses on the Condensed Consolidated Balance Sheets.

(in thousands)	September 30, 2013
Severance and restructuring expenses	$2,628
Restructuring expenses paid by September 30, 2013	(883)
Total restructuring expenses accrued as of September 30, 2013	$1,745

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

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

In June 2009, the Company completed the sale of 0.9 million shares of its common stock and the issuance of warrants to purchase approximately 1.0 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received gross proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s sale of common stock under the “at the market” program during July 2012. At September 30, 2013, the 2009 Warrants were exercisable at $0.29 per share with approximately 1.0 million warrants outstanding.  The 2009 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3 (333-143280 and 333-159857).

In May 2012, the Company completed the sale of 15.3 million shares of its common stock and the issuance of warrants to purchase 4.6 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s sale of common stock under the “at the market” program during July 2012. At September 30, 2013, the 2012 Warrants were exercisable at $0.29 per share with approximately 4.4 million warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3 (333-178819).

The fair value of the Warrants totaled $0.9 million at September 30, 2013 and was determined by using an option pricing model assuming the following:

	2012 Warrants	2009 Warrants
Expected volatility	93.89%	105.91%
Risk-free interest rates	0.27%	0.07%
Expected life (in years)	1.75	0.75

For the three and nine months ended September 30, 2013, the Company recorded pre-tax derivative instrument income of $0.5 million and pre-tax derivative instrument expense of $2.3 million, respectively. Management expects that the warrants will either be exercised or expire worthless.

Money Market Funds

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2013
(in thousands)

	Level 1	Level 2	Level 3	Balance at September 30, 2013
Assets
Money market funds	$1,956	$—	$—	$1,956
Liabilities
Warrant liability	$—	$—	$863	$863

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)

Warrant Liability
Beginning balance as of December 31, 2012	$3,427
Total change in the liability included in earnings	(2,345)
Fair value of warrants exercised	(219)
Ending balance as of September 30, 2013	$863

(8)	Stock Options Plans

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

Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for the nine months ended September 30, 2013 is as follows:

	Stock Option Activity under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2012	4,788,887	$1.23-$15.54	$4.79	6.88
Granted	943,020	$0.37-$2.13	2.04
Forfeited	(1,000,773)	$1.31-$8.50	3.63
Expired	(20,000)	$1.87	1.87
Outstanding at September 30, 2013	4,711,134	$0.37-$15.54	$4.50	6.30

For the three and nine months ended September 30, 2013, the Company recognized compensation income of approximately $0.2 million and compensation expense of $0.4 million, respectively, relating to stock options granted to employees. The compensation income for the three months ended September 30, is a result of the cancellation of stock options related to the Company’s restructuring activities discussed further in Note 6 to the Company’s condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2012, the Company recognized compensation expense of approximately $0.8 million and $2.1 million, respectively, relating to stock options granted to employees.

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

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

The assumptions used in the option pricing model to determine the fair value of stock options awarded to employees are as follows:

	Nine Months Ended September 30,
	2013	2012
Dividend yield	None	None
Expected volatility	86.16%-93.91%	77.37% - 84.47%
Weighted average volatility	86.37%	79.87%
Risk-free interest rates	0.99%-1.79%	0.78% - 1.49%
Expected life (in years)	6.7	6.0

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

Restricted stock activity for the nine months ended September 30, 2013 is as follows:

	Restricted Stock Activity under the Plans
	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2012	501,468	$3.26
Granted	259,750	0.43
Vested	(317,337)	2.58
Forfeited	(103,986)	4.29
Non-vested at September 30, 2013	339,895	$1.41

For the three and nine months ended September 30, 2013, the Company recognized compensation income of $0.1 million and compensation expense of $0.2 million, respectively, relating to restricted stock granted to employees. The compensation income for the three months ended September 30, is a result of the cancellation of restricted stock related to the Company’s restructuring activities discussed further in Note 6 to the Company’s condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2012, the Company recognized compensation expense of approximately $0.3 million and $0.8 million, respectively, relating to restricted stock granted to employees.

(9)	Common Stock

In December 2012, the Company entered into a Common Stock Purchase Agreement (Purchase Agreement) with Terrapin Opportunity, L.P. (Terrapin) for a committed equity financing facility (CEFF) program. The Purchase Agreement provides that Terrapin is committed to purchase up to $35,000,000 of our common stock over the 24-month term of the Purchase Agreement. During the nine months ended September 30, 2013 the Company sold approximately 5.6 million shares of its common stock through the program. The Company received proceeds of approximately $9.0 million, with net cash proceeds after related expenses from this transaction of approximately $8.9 million. The shares were issued pursuant to registration statement on Form S-3 (333-183675).  The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. In addition to the $9.0 million raised during the nine months ended September 30, 2013, the Company previously raised $2.1 million under the CEFF program. As a result, there was approximately $23.9 million available under this CEFF program as of September 30, 2013.

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

During the three months ended March 31, 2013, the Company sold approximately 14.2 million shares of its common stock under a sales agreement with Cowen and Company, LLC through an “at the market” equity offering program for proceeds of approximately $20.9 million, with net cash proceeds after related expenses of approximately $20.8 million. There are no shares of common stock of the Company remaining for sale under this sales agreement or registered pursuant to registration statement on Form S-3 (333-165677).

On March 13, 2013, the Company entered into a new sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. During the three months ended September 30, 2013, the Company sold approximately 6.4 million shares of its common stock under the March 2013 Sales Agreement with Cowen and Company, LLC for proceeds of approximately $2.3 million, with net cash proceeds after related expenses of approximately $2.2 million. The shares were issued pursuant to registration statement Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital.

During the nine months ended September 30, 2013, the Company issued 0.2 million shares of its common stock upon the exercise of 2012 Warrants for proceeds of approximately $0.2 million.

(10)	Net Loss

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, without consideration for potentially dilutive securities. For the periods presented, basic and diluted net loss per common share are identical. Potentially dilutive securities from stock options, unvested restricted shares and warrants would be antidilutive as the Company incurred a net loss. The number of shares of common stock potentially issuable at September 30, 2013 and 2012 upon exercise or conversion that were not included in the computation of net loss per share totaled 10,490,922 and 10,992,644 shares, respectively.

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

Index
DELCATH SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
for the Three and Nine Months Ended September 30, 2013 and 2012

(13)	Subsequent Events

During the fourth quarter through November 5, 2013, the Company sold approximately 2.1 million shares of its common stock under the March 2013 Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $0.6 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, funding of the Company’s clinical trials, commercialization of our products, obtaining regulatory approvals, capital expenditures and working capital. As of November 5, 2013, the Company has approximately $46.9 million remaining under the program.

On October 4, 2013, the Company announced that as part of its efforts to increase operating efficiencies, the Company completed a strategic reorganization under which it has eliminated 21 positions, or approximately 33% of its global workforce. In addition to the restructuring charges disclosed in Note 6 to the Company’s condensed consolidated financial statements contained in their Quarterly Report on Form 10-Q, the Company expects to incur an additional approximately $1.4 million in expenses related to this reorganization.

On October 23, 2013, the Company announced the sale of 20,960,000 shares of its common stock and warrants to purchase up to 9,432,000 shares of common stock at a combined price to the public of $0.36 per share and related warrant resulting in approximately $7.5 million in gross proceeds. The transaction settled on October 28, 2013. The warrants are exercisable beginning on the date six months after the date of issuance at an exercise price of $0.44 per share and will expire, unless exercised, on the fifth anniversary of the date of issuance. The net proceeds from the sale of the shares and the related warrants, after deducting the placement agent fees and other estimated offering expenses payable by the Company, will be approximately $6.8 million, which does not include any potential proceeds from the cash exercise of any warrants. The Company intends to use the net proceeds from this offering (including any resulting from the exercise of the warrants, if any) for general corporate purposes, including, but not limited to, funding of its clinical trials, commercialization of its products, obtaining regulatory approvals, capital expenditures and working capital.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2013 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending September 30, 2013 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2012  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

☐	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

☐	the commencement of future clinical trials and the results and timing of those clinical trials;

☐	the progress and results of our research and development programs;

☐	submission and timing of applications for regulatory approval and approval thereof;

☐	our ability to successfully source certain components of the system and enter into supplier contracts;

☐	our ability to successfully manufacture the CHEMOSAT/Delcath Hepatic Delivery System ;

☐	our ability to successfully commercialize the CHEMOSAT/Delcath Hepatic Delivery System and successfully obtain reimbursement for the procedure and System;

☐	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and

☐	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Index
Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Our proprietary drug/device combination product, the Delcath Hepatic Delivery System (HDS), is designed to administer high dose chemotherapy and other therapeutic agents to the liver, while controlling the systemic exposure to those agents. The Company's initial focus is on the treatment of primary and metastatic liver cancers.

Leadership Transition
On September 13, 2013 the Company announced that its Board of Directors had implemented a leadership transition plan under which Jennifer Simpson, Ph.D., M.S.N., C.R.N.P., the Company's current Executive Vice President, Global Head of Business Operations, and Graham Miao, Ph.D., M.S., MBA, the Company's current Executive Vice President and Chief Financial Officer, have been appointed to serve as Interim Co-President and Co-Chief Executive Officers. The employment of Eamonn P. Hobbs as President and Chief Executive Officer with the Company was terminated on September 10, 2013; Mr. Hobbs also resigned from the Board of Directors.

In addition to her role as Interim Co-President and Co-Chief Executive Officer, Dr. Simpson shall continue to serve as the Company's Executive Vice President, Global Head of Business Operations. In addition to his role as Interim Co-President and Co-Chief Executive Officer, Dr. Miao shall continue to serve as the Company's Executive Vice President, Chief Financial Officer.

Under the transition plan, Gabriel Leung has been appointed Chairman of the Board. Mr. Leung has been a member of the Board of Directors since 2011. He replaces Dr. Harold Koplewicz as Chairman, who remains a member of the Board of Directors. The Board has also appointed a Transition Committee to assist the Board and management with the leadership transition including the search process for the next President and Chief Executive Officer of the Company. This Committee will also assist the Board in rigorous evaluation of potential strategic options for the Company going forward. The initial members of this Committee are current Board members Mr. Watson, Mr. Stoll, Dr. Koplewicz and Mr. Leung.

Strategic Reorganization
On October 4, 2013 the Company announced that as part of its efforts to increase operating efficiencies, the Company completed a strategic reorganization under which it eliminated 21 positions, or approximately 33% of its global workforce. As a result of these actions and other expense reductions, the Company expects to reduce annual operating costs by approximately $10 million. Most of the savings are expected to come from marketing, administrative expenses and research and development. The Company believes that these actions will help preserve the Company's ability to initiate the strategic objectives currently under evaluation.

About the CHEMOSAT/Melphalan HDS
The CHEMOSAT/ Melphalan HDS system administers concentrated regional chemotherapy to the liver. This “whole organ” therapy is performed by first isolating the circulatory system of the liver, infusing the liver with chemotherapeutic agent, and filtering the blood prior to returning it to the patient. During the procedure, known as percutaneous hepatic perfusion (PHP), three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by proprietary filters. The filters reduce the concentration of chemotherapeutic agent in the blood, thereby reducing systemic exposure to the drug, and related toxic side-effects, before the filtered blood is returned to the patient’s circulatory system.

Treatment with the CHEMOSAT/Melphalan HDS
Currently there are few effective treatment options for cancers in the liver. Traditional treatment options include surgery, chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. The most advanced application for which the CHEMOSAT/Melphalan HDS system was evaluated is for the treatment of metastatic melanoma in the liver.  During the Company’s clinical trials, the procedure typically took approximately two to three hours. Patients remained in the intensive care unit overnight for observation after undergoing treatment with the CHEMOSAT/Melphalan HDS system. Treatment with the CHEMOSAT/Melphalan HDS system is a repeatable procedure, and during clinical trials patients received an average of three procedures at approximately four to eight week intervals. A new disposable CHEMOSAT/Melphalan HDS system is used for each treatment.

Risks associated with the CHEMOSAT/Melphalan HDS Procedure
As with many cancer therapies, treatment with CHEMOSAT/Melphalan HDS is associated with toxic side-effects and certain risks, some of which are potentially life-threatening. In clinical trials, the integrated safety population of patients treated with early versions of  the CHEMOSAT/Melphalan HDS showed these risks to include: a 4.1% incidence of deaths due to adverse reactions; 4% incidence of stroke; 2% reported incidence of myocardial infarction in the setting of an incomplete cardiac risk assessment; a ≥ 70% incidence of grade 4 bone marrow suppression with a median time of recovery of greater than 1 week; and an 18% incidence of febrile neutropenia, along with the additive risk of hepatic injury, severe hemorrhage, and gastrointestinal perforation. Deaths due to certain adverse reactions did not occur again during the clinical trials following the adoption of related protocol amendments. The trials that comprised this integrated safety population used early versions of the CHEMOSAT/Melphalan HDS system, including the Generation One filter, and did not include use of the Generation Two filter. The Company believes that the risks associated with the procedure are manageable.

Index
Through September 30, 2013, the CHEMOSAT/Melphalan HDS system has been used on over 200 patients through clinical development and early commercial experience in Europe.

Regulatory Status

United States
In the United States, the Melphalan HDS system is subject to regulation as a combination product composed of both a drug product and device product. In August 2012, the Company submitted its New Drug Application (NDA) under Section 505(b)(2) of the Federal Food and Drug Cosmetic Act (FFDCA), seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver, and subsequently amended the indication it is seeking to ocular melanoma metastatic to the liver for the product under the proposed trade name Melblez Kit. The Company’s NDA was accepted for filing by the FDA on October 15, 2012.

On March 18, 2013 the Company supplied certain information in response to an FDA request. Subsequently, on April 3, 2013, the FDA extended its PDUFA goal date to September 13, 2013.

ODAC
On May 2, 2013 the Company announced that the FDA Oncologic Drugs Advisory Committee (ODAC) voted 16 to 0, with no abstentions, that the benefits of treatment with the Melblez Kit do not outweigh the risks associated with the procedure using the early clinical trial versions of the system.

A significant portion of FDA’s presentation to the ODAC panel was focused on the FDA’s assessment of treatment related risks, including the analysis of treatment-related deaths that occurred during clinical trials. Five deaths (4.1%) in the Phase 2 and Phase 3 clinical trials were considered by the treating principal investigators to be treatment-related and resulted from adverse events.  Four of these deaths were in the Phase 3 trial and one in the Phase 2 trial.  The treatment-related deaths in the pooled PHP population were a consequence of either the PHP procedure; or the direct local effects of melphalan during the procedure, or both.

In the FDA’s presentation at ODAC, FDA disagreed with the analysis of procedure related deaths and added three additional deaths, for a total of a 7% percent death rate, in the Phase 2 and Phase 3 programs. Two deaths related to hepatic failure and one death related to myelosuppression, were described.

The FDA also expressed concerns about hypotension (low blood pressure) during the procedure, as well as other procedure related risks. The Company believes that protocol amendments and other procedure refinements instituted during clinical trials or in commercial experience, including changes to the way blood pressure is managed and monitored, may help address these procedure related risks. Collection of adequate safety data on all aspects of the procedure will be a major focus of the clinical trials planned in the Company’s Clinical Development Program.

Delcath has posted both the FDA and Company ODAC briefing materials to its website at http://delcath.com/clinical-research/clinical-bibliography.

Complete Response Letter
On September 12, 2013, the FDA issued a complete response letter (CRL) regarding the Company’s NDA for Melblez Kit. A CRL is issued by the FDA when the review of a file is completed and questions remain that precludes approval of the NDA in its current form. The FDA comments included a statement that Delcath must perform another "well-controlled randomized trial(s) to establish the safety and efficacy of Melblez Kit using overall survival as the primary efficacy outcome measure," and which "demonstrates that the clinical benefits of Melblez Kit outweigh its risks." In addition to the FDA requirement to conduct an additional clinical trial(s) using the product the Company intends to market, Delcath is evaluating other requirements contained in the letter, and will review potential regulatory paths forward with the FDA. The Company has requested a Type A meeting to clarify components of the CRL. The Company continues to believe that approval for an indication in ocular melanoma that is metastatic to the liver in the United States would meet a high unmet need.

Index
Europe Economic Area (EEA)
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

With continued economic challenges in certain European markets, the Company’s immediate efforts are focused on the key target markets of Germany and the United Kingdom, which represent a majority of the total potential liver cancer market (primary and metastatic) in EEA countries and where progress in securing compelling reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  The Company also continues to support clinical adoption of CHEMOSAT in the Netherlands, Italy, Spain and France.  Clinical adoption has been slow in France, where compelling reimbursement is difficult to secure.  The Company uses a combination of direct and indirect sales channels to market and distribute the CHEMOSAT Delivery System for Melphalan in the EEA. The Company has also utilized a contract field-based team of medical science liaisons (MSL) to educate the medical oncology community in the EU.

During the quarter ended September 30, 2013, CHEMOSAT treatments were performed in Germany (University of Heidelberg), France (Hôpital Saint-André), the United Kingdom (Southampton University Hospital), and the Netherlands (Netherland Cancer Institute).   Since launching the CHEMOSAT Delivery System for Melphalan, 14 clinical centers in the EU have used the CHEMOSAT System to treat patients:

Germany
☐ University of Heidelberg Hospital
☐ Berlin Charité Hospital
☐ University Medical Center Göttingen
☐ Johann Wolfgang Goethe-Universität
☐ University of Bonn
☐ Asklepios Clinic Bambek

United Kingdom
☐ Southampton University Hospital

Italy
☐ European Institute of Oncology
☐ Varese University Hospital

The Netherlands
☐ Netherlands Cancer Institute- Antoni van Leeuwenhoek Hospital

Index
France
☐ Cancer Institute Gustave Roussy
☐ Hôpital Saint-André

Spain
☐ Clinica Rotger Majorca Hospital

Ireland
☐ University Hospital Galway

Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including Hepatocellular Carcinoma (HCC), Cholangeocarcinoma, and liver metastases from colorectal cancer (CRC), breast, and cutaneous melanoma.

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

Germany
In February 2013, the Company announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a reimbursement pathway for the treatment of patients with liver metastases with the CHEMOSAT System for Melphalan. The Neue Untersuchungs- und Behandlungsmethoden (NUB) Value 4 status given to procedures with the CHEMOSAT System for Melphalan, while not mandating reimbursement, allows participating cancer centers to negotiate reimbursement coverage for the CHEMOSAT procedure with all insurers serving their region. Some of the participating cancer centers in Germany are pursuing reimbursement under the NUB Value 4 scheme, and have begun negotiations with private payers, which may allow hospitals to have the opportunity to submit Individual Funding Applications (IFA) to obtain reimbursement for CHEMOSAT procedure. It is likely that this mechanism will be the key reimbursement vehicle until CHEMOSAT gains permanent mandated reimbursement. In addition, the German Radiology Society has resubmitted its application for ZE (Zusatzentgeld), which is a permanent reimbursement code until a CHEMOSAT specific DRG code can be created. A decision on the ZE application is expected in November 2013. Since a ZE code is dependent on having enough financial data to establish cost averages, it is unlikely that the data is as yet sufficient for this permanent code for CHEMOSAT to be issued at this time. In addition, Delcath supported the resubmission of a NUB application in October with a view to gaining NUB 1 status in February 2014, which would mandate reimbursement for the hospitals that have applied. This form of interim reimbursement is not bound to cost data in the same way as the ZE. Last year, 47 German hospitals applied for NUB, and we anticipate that the majority of Comprehensive Cancer Centers in Germany will submit a NUB application this year. Foremost of these is the National Tumour Center in Heidelberg, a prestigious and highly influential cancer center in Germany which the Company believes will play an important role in support of the reimbursement process and in driving clinical adoption of CHEMOSAT among German physicians.

United Kingdom
In April 2013, interim funding for oncological procedures in the United Kingdom moved away from local Primary Care Trusts (PCTs) to a centralized body of cancer care commissioners. Delcath and its partner centers have identified a Healthcare Resource Groups (HRG) code, which may allow hospitals to be covered for CHEMOSAT procedure related costs. In addition, centers are actively seeking interim funding through the central cancer commissioning board to fund the cost of the CHEMOSAT kit itself. It is important to note that this process has been driven by partner centers and their clinical community, with the centers applying for funding for a limited number of patients with ocular melanoma. The mechanism under which bloc funding is granted is new, and ongoing policy changes in the National Health Service (NHS) make it difficult to predict the likelihood of success in the near term. In parallel, our partner centers are also applying for Individual Funding for their Ocular Melanoma patients. Centers in the United Kingdom are currently waiting for decisions on the funding applications before activating their CHEMOSAT programs. The Company is also engaged with the HRGs that decide on new HRG codes with a view to gaining a dedicated and permanent reimbursement code. At the same time, the National Institute for Clinical Excellence (NICE) may decide to conduct a review of the CHEMOSAT procedure at any time, the outcome of which would determine the long-term reimbursement status. However, the Company does not anticipate an assessment from NICE until a significant number of CHEMOSAT procedures are conducted regularly in the United Kingdom.

Index
Italy
In Italy, the Company identified an existing DRG code that may be used by hospitals to submit for partial reimbursement of the CHEMOSAT device and related procedure. In order to move forward, supplemental new technology payments will be required. This process has taken longer than anticipated due to the unstable political environment in the country that has delayed decisions for extra payments for new technologies. This applies not only to the CHEMOSAT procedure but to all new technologies at the present time.

The Netherlands
The Netherlands is currently reforming its healthcare system, and in the process has moved to a procedure code driven DRG system, referred to as “DOT” in the Netherlands.  The process of obtaining a DOT code specific to the CHEMOSAT Delivery System for Melphalan requires that Delcath publishes its Phase 3 data. Following publication, the application for reimbursement will be submitted. In the meantime, the Company is in close contact with the Dutch committee which sanctions new oncological treatments (BOM). Until that time the Company is pursuing the possibility of conducting a limited amount of cases through extraordinary insurance funding at the National Cancer Institute (NKI) in Amsterdam and at the University Hospital in Leiden. The first CHEMOSAT procedures performed in the Netherlands were done at the NKI in Amsterdam in March 2013.

Permanent, compelling reimbursement in remaining EU markets will require additional time to secure. In the interim period, the Company is seeking payment through various avenues, including new technology programs. In France, the Company has revised its strategy and decided not to pursue a multi-center STIC application. STIC is a hybrid of interim funding and clinical study, allowing a new procedure to be assessed over a two-year period on a pre-set number of treatments. The Company believes that the STIC process would be too long and costly, and that direct pursuit of a DRG code represented a better allocation of Company resources in this market.  The Company will also present its Phase 3 trial data, once published, to the French healthcare authorities in order to assess the possibility of gaining a DRG code without going through the STIC process. In Ireland, the Company is postponing commercialization efforts until a clear reimbursement pathway is identified.

For many of these countries, publication of the Phase 3 trial manuscript is a key component of the reimbursement process. The Company continues to work with the principal investigators on submission of its Phase 3 and Phase 2 clinical trials for publication. The timing of these submissions will be determined by the principal investigators and the Company looks forward to the submission of the publications.

Other Markets
The Company is currently evaluating commercial opportunities in additional markets on a case by case basis, with the intent of prioritizing available resources on execution of its clinical development program and European commercialization in key markets.

Clinical Development Program
The primary focus of the Company’s Clinical Development Program (CDP) is to obtain U.S. label indications and support clinical adoption in Europe.  With the receipt of the CRL from the FDA, the Company is evaluating the regulatory path forward pending FDA’s further guidance. Currently, the Company’s efforts are directed towards initiating a Phase 2 clinical trial to study the CHEMOSAT/Melphalan HDS for the treatment of HCC.  In June 2012, the Company amended its Investigational New Drug (IND) application, which permits the use of the Generation Two CHEMOSAT/Melphalan HDS system in the clinical trials planned in its CDP. The Company is also in discussions with key cancer centers in Europe to support certain Investigator Initiated Trials (IIT), which we expect will start in 2014.

About Hepatocellular Carcinoma
HCC is the fifth most common cancer in the world, and is a challenging cancer to treat with only one approved chemotherapy in the United States, Europe, and certain Asian markets. Given an attractive potential market, the role liver directed therapies may play in primary liver disease, and the positive efficacy signal in the HCC arm of the Company’s Phase 2 study, the Company intends to focus its clinical development efforts on securing a labeled indication for CHEMOSAT/Melphalan HDS in HCC.

Index
Phase 2 HCC Cohort
In the Company’s multi-arm Phase 2 clinical trial, five patients with HCC were treated with the CHEMOSAT/Melphalan HDS in the primary hepatic malignancy cohort.  Among these patients, one patient received 4 treatments, achieved a partial response lasting 12.22 months, and survived 20.47 months.  Three other patients with stable disease received 3-4 treatments, with hepatic progression free survival (hPFS) ranging 3.45 to 8.15 months, and overall survival (OS) ranging 5.26 to 19.88 months.  There was no evidence of extrahepatic disease progression.  The observed duration of hPFS and OS in this limited number of patients exceeded that generally associated with this patient population, and we believe constitutes a promising signal that warrants further clinical investigation.

HCC Clinical Development Strategy
On the basis of these encouraging results, the Company intends to initiate a new global clinical trial in the U.S., Europe, and Asia. The Company will embark in a staged clinical strategy initiating a Phase 2 trial followed by an overlapping phase 3 trial if the initial responses are positive.  The Company is refining the proposed trial protocol to incorporate requirements contained in the CRL received from the FDA, and anticipates initiating the Phase 2 trial by the first quarter 2014, subject to agreement with the FDA.

EU Clinical Data Generation
In Europe, the Company has completed a retrospective data collection trial and plans to initiate a Patient Registry, which will prospectively collect data from EU commercial experience. The Company also expects to help support other IITs globally across multiple tumor types as suitable opportunities present. The Company believes IITs will serve to build clinical experience at key cancer centers, and will support efforts to obtain compelling reimbursement in Europe.

Expanded Access Program
With the conclusion of the FDA’s review of the Company NDA, the Company has formally closed its expanded access program for patients with unresectable liver metastases from ocular melanoma. The Company will continue to support the treatment of any patient currently enrolled under the program. Patients in the United States will be able to seek treatment with Melphalan HDS system from centers offering it on a compassionate use basis.

Results of Operations for the Three and Nine Months Ended September 30, 2013; Comparisons of Results of Operations for the Three and Nine Months Ended September 30, 2012

Revenue
The Company recorded approximately $0.5 million in total revenue during the nine months ended September 30, 2013. Of the $0.5 million in total revenue, $0.3 million is related to the recognition of previously deferred revenue as a result of satisfying certain requirements of the Company’s agreement with Chi-Fu Trading Co. Ltd. The remainder of the revenue is related to product sales. During the same period in 2012, Delcath recorded $0.1 million in revenue related to product sales.

Cost of Goods Sold
During the nine months ended September 30, 2013, the Company recognized cost of goods sold of approximately $0.4 million. As Delcath continues progress with clinical adoption in Europe and other parts of the world, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors, whose purchase prices will be lower than direct to end user customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of the CHEMOSAT system.

Three months ended September 30, 2013 and September 30, 2012

Selling, General and Administrative Expenses
For the three months ended September 30, 2013, selling, general and administrative expenses decreased to $4.6 million from $7.0 million for the three months ended September 30, 2012.  The decrease reflects the Company’s efforts to increase organizational efficiencies, including workforce restructurings initiated early in 2013. During the first half of 2012, the Company incurred certain expenses related to the early stages of its European commercial activities, including creating the appropriate subsidiaries, and the hiring of staff for sales and support positions across Europe.

Research and Development Expenses
For the three months ended September 30, 2013, research and development expenses decreased to $2.2 million from $5.3 million for the three months ended September 30, 2012. The decrease is primarily due to a significant reduction in expenses related to the Company’s NDA submission to the FDA.

Index
Interest Income
Interest income is from a money market account and interest earned on operating accounts. For the three months ended September 30, 2013, the Company had interest income of $2,409 as compared to interest income of $8,629 for the same period in 2012.

Other Expense and Interest Expense
Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 9 to the Company’s audited financial statements contained in the 2012 Annual Report on Form 10-K.

Net Loss
The Company had a net loss for the three months ended September 30, 2013, of $7.2 million, a decrease of $4.6 million, or 39%, compared to the net loss from continuing operations for the same period in 2012.  This decrease is primarily due to a $5.5 million decrease in operating expenses offset by a $0.9 million change in the fair value of the warrant liability, which is a non-cash expense. As detailed above, the decrease in operating expenses reflects a significant decrease in costs related to the Company’s NDA filing and overall operations.

Nine months ended September 30, 2013 and September 30, 2012
Selling, General and Administrative Expenses
For the nine months ended September 30, 2013, selling, general and administrative expenses decreased to $16.9 million from $21.6 million for the nine months ended September 30, 2012.  The decrease reflects the Company’s efforts to increase organizational efficiencies, including workforce restructurings initiated early in 2013. During the first half of 2012, the Company incurred certain expenses related to the early stages of its European commercialization, including creating the appropriate subsidiaries, and the hiring of staff for sales and support positions across Europe.

Research and Development Expenses
For the nine months ended September 30, 2013, research and development expenses decreased to $10.6 million from $20.6 million for the nine months ended September 30, 2012. The decrease is primarily due to a significant reduction in expenses related to the Company’s NDA submission to the FDA. Additionally, in accordance with a transition from a development stage company to a commercial organization in 2012, purchases of inventory are now capitalized rather than being expensed as research and development materials.

Interest Income
Interest income is from a money market account and interest earned on operating accounts. For the nine months ended September 30, 2013, the Company had interest income of $17,775 as compared to interest income of $15,818 for the same period in 2012.

Other Expense and Interest Expense
Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 9 to the Company’s audited financial statements contained in the 2012 Annual Report on Form 10-K.

Net Loss
The Company had a net loss for the nine months ended September 30, 2013, of $25.5 million, a decrease of $15.7 million, or 38%, compared to the net loss from continuing operations for the same period in 2012.  This decrease is primarily due to a $14.6 million decrease in operating expenses and a $1.3 million change in the fair value of the warrant liability, which is a non-cash expense. As detailed above, the decrease in operating expenses reflects a significant decrease in costs related to the Company’s NDA filing and overall operations.

Liquidity and Capital Resources
The Company’s future results are subject to substantial risks and uncertainties.  Delcath has operated at a loss for its entire history and anticipates that losses will continue over the coming years.  There can be no assurance that Delcath will ever generate significant revenues or achieve profitability. The Company expects to use cash, cash equivalents and investment proceeds to fund its clinical and operating activities. Delcath’s future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs, obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

Index
At September 30, 2013, the Company had cash and cash equivalents totaling $27.7 million, as compared to cash, cash equivalents and certificates of deposit totaling $23.7 million and $28.3 million at December 31, 2012 and September 30, 2012, respectively. During the nine months ended September 30, 2013, the Company used $28.9 million of cash in its operating activities, which compares to $40.7 million used for operating activities during the comparable nine month period in 2012.  The decrease of $11.8 million is primarily driven by a reduction in NDA submission related costs and improved efficiency in organization and operations. The Company believes it has access to sufficient capital to fund operating activities for the next twelve months.

Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to raise additional capital in order to fund its clinical development program or to fully commercialize the product. The Company’s ability to raise capital may be limited in the near term due to the decline in its stock price following the decision from the FDA’s ODAC panel and the receipt of a Complete Response Letter in September 2013. However, the Company continues to believe it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the focus and direction of clinical trials and costs related to commercializing the product.

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

During the three months ended March 31, 2013, the Company sold approximately 14.2 million shares of its common stock under a sales agreement with Cowen and Company, LLC through an “at the market” equity offering program for proceeds of approximately $20.9 million, with net cash proceeds after related expenses of approximately $20.8 million. There are no shares of common stock of the Company remaining for sale under this sales agreement or registered pursuant to registration statement on Form S-3 (333-165677).

On March 13, 2013, the Company entered into a new sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50,000,000, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. During the three months ended September 30, 2013, the Company sold approximately 6.4 million shares of its common stock under the March 2013 Sales Agreement with Cowen and Company, LLC for proceeds of approximately $2.3 million, with net cash proceeds after related expenses of approximately $2.2 million. The shares were issued pursuant to registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital.

In December 2011, the Company filed a registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell, from time to time in one or more offerings, up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deemed prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012. The Company used this registration statement for its May 2012 public offering detailed in Note 8 to the Company’s audited financial statements contained in the 2012 Annual Report on Form 10-K.  The Company subsequently filed a new shelf registration statement on Form S-3 (333-183675) with the SEC which became effective on October 9, 2012. This new shelf replaces the shelf registration filed in December 2011 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100,000,000 of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company used this registration statement for its Common Stock Purchase Agreement with Terrapin Opportunity, L.P. detailed in Note 8 to the Company’s audited financial statements contained in the 2012 Annual Report on Form 10-K. During the nine months ended September 30, 2013, the Company sold approximately 5.6 million shares of its common stock under the Common Stock Purchase Agreement for proceeds of $9.0 million before related expenses. As of September 30, 2013, Delcath had approximately $88.1 million available under this registration statement, of which approximately $6.5 million is reserved for the potential issuance of shares upon the exercise of warrants.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, funding of clinical trials, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

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

Index
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

In June 2009, the Company completed the sale of 0.9 million shares of its common stock and the issuance of warrants to purchase 1.0 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the warrant liability. The fair value of the 2009 Warrants on June 15, 2009 was determined by using an option pricing model assuming a risk free interest rate of 2.75%, volatility of 72.93% and an expected life equal to the contractual life of the 2009 Warrants (June 2014). As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s December 2012 sale of common stock. At September 30, 2013, the 2009 Warrants were exercisable at $0.29 per share with 1.0 million shares outstanding.  The 2009 Warrants have a five-year term.

In May 2012, the Company completed the sale of 15.3 million shares of its common stock and the issuance of warrants to purchase 4.6 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. The fair value of the 2012 Warrants on May 31, 2012 was determined by using an option pricing model assuming a risk free interest rate of 0.35%, volatility of 80.64% and an expected life equal to the contractual life of the 2012 Warrants (May 2015). As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s December 2012 sale of common stock. At September 30, 2013, the 2012 Warrants were exercisable at $0.29 per share with 4.4 million warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the nine months ended September 30, 2013, 0.2 million 2012 Warrants were exercised for net proceeds of approximately $0.2 million.

The $3.4 million in proceeds allocated to the 2012 Warrants and the $2.2 million in proceeds allocated to the 2009 Warrants are classified as derivative instrument liabilities. The terms of the warrants provide for potential adjustment in the exercise price and are therefore considered to be derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the three month period ended September 30, 2013, the Company recorded pre-tax derivative instrument expense of $0.5 million. The resulting derivative instrument liabilities totaled $0.9 million at September 30, 2013. Management expects that the warrants will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2013 was determined by using an option pricing model assuming the following:

	2012 Warrants	2009 Warrants
Expected volatility	93.89%	105.91%
Risk-free interest rates	0.27%	0.07%
Expected life (in years)	1.75	0.75

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Delcath’s management, with the participation of its Interim Co-Chief Executive Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Interim Co-Chief Executive Officers concluded that Delcath’s disclosure controls and procedures as of September 30, 2013 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Interim Co-Chief Executive Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II:
OTHER INFORMATION

Item 1.	Legal Proceedings

In re Delcath Systems, Inc. Securities Litigation, United States District Court for the Southern District of New York (Case No. 13-cv-3116)

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

On September 18, 2013, Lead Plaintiff filed a consolidated amended complaint, naming the Company and Eamonn P. Hobbs as defendants (the “Defendants”).  The consolidated amended complaint asserts that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements or omissions regarding the Company’s New Drug Application for its Melblez Kit (Melblez (melphalan) for Injection for use with the Delcath Hepatic Delivery System), for the treatment of patients with unresectable metastatic ocular melanoma in the liver.  The putative class period alleged in the amended complaint is April 21, 2010 through and including September 13, 2013. Lead Plaintiff seeks compensatory damages, equitable relief, and reasonable attorneys’ fees, expert fees and other costs.  On October 31, 2013, Defendants filed their motion to dismiss, which is currently pending.  Per the Court’s order, plaintiff’s opposition is due on December 2, 2013, and defendants’ reply in support of their motion to dismiss is due on December 23, 2013.

The Company believes that the In re Delcath Systems, Inc. Securities Litigation action lacks merit and intends to defend the case vigorously.

In re Delcath Systems, Inc. Derivative Shareholder Litigation, United States District Court for the Southern District of New York (Lead Case No. 1:13-cv-03494-LGS)

On May 23, 2013, purported stockholders of the Company filed a shareholder derivative lawsuit in the United States District Court for the Southern District of New York, captioned Vincent J. Orlando and Carol Orlando, derivatively on behalf of Delcath Systems, Inc. v. Harold S. Koplewicz, et al. (“Orlando”), Case No. 1:13-cv-03494-LGS.  On June 11, 2013, a substantially similar complaint was filed in the United States District Court for the Southern District of New York, captioned Howard Warsett, derivatively on behalf of Delcath Systems, Inc. v. Harold S. Koplewicz, et al. (“Warsett”), Case No. 1:13-cv-04002-LGS.  On July 19, 2013, another substantially similar complaint was filed in the United States District Court for the Southern District of New York, captioned Patricia Griesi, derivative on behalf of nominal defendant Delcath Systems, Inc. v. Harold S. Koplewicz, et al. (“Griesi”), Case No. 13 cv 5024.  In all three cases, Harold S. Koplewicz, Laura A. Brege, Tasos G. Konidaris, Eamonn P. Hobbs, Douglas G. Watson, Laura A. Philips, Roger G. Stoll, and Gabriel Leung were named as defendants (the“Individual Defendants”), and the Company was named as a nominal defendant.

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

Index
On June 25, 2013, the Court consolidated the Orlando and Warsett actions with the caption In re Delcath Systems, Inc. Derivative Shareholder Litigation, Lead Case No. 1:13-cv-03494-LGS (“Consolidated Derivative Case”).  On August 1, 2013, the Court consolidated the Griesi action under the caption In re Delcath Systems, Inc. Derivative Shareholder Litigation, Lead Case No. 1:13-cv-03494-LGS.  At a hearing on August 2, 2013, the Court entered an order approving Federman & Sherwood as lead counsel.  The Court stayed the Consolidated Derivative Case, pending resolution of an anticipated motion to dismiss in In re Delcath Systems, Inc. Securities Litigation, United States District Court for the Southern District of New York, No. 13-cv-3116.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Index
Item 6.	Exhibits

Exhibit No.		Description

31.1	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.3	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2013	DELCATH SYSTEMS, INC.
(Registrant)

	/s/Graham G. Miao	/s/Jennifer K. Simpson
	Graham G. Miao	Jennifer K. Simpson
	Interim Co-President and Co-Chief Executive Officer, Chief Financial Officer	Interim Co-President and Co-Chief Executive Officer, Global Head of Business Operations
	(Co-Principal executive officer and Principal financial officer)	(Co-Principal executive officer)

Index
Exhibit Index

Exhibit No.		Description

31.1	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.3	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.