Form 10-Q
period 2014-03-31
DELCATH SYSTEMS, INC.
filed 2014-05-07
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 6, 2014, 9,442,197 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$31,254	$31,249
Accounts receivables, net	181	349
Inventories, net	619	719
Prepaid expenses and other current assets	1,292	1,711
Total current assets	33,346	34,028
Property, plant and equipment, net	2,738	3,069
Total assets	$36,084	$37,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$334	$582
Accrued expenses	3,476	3,740
Warrant liability	2,399	2,310
Total current liabilities	6,209	6,632
Other non-current liabilities	225	366
Total liabilities	6,434	6,998

Commitments and contingencies (Note 11)	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	–	–
Common stock, $.01 par value; 170,000,000 shares authorized; 9,433,703 and 8,394,397 shares issued and 9,431,907 and 8,392,641 shares outstanding at March 31, 2014 and December 31, 2013, respectively *	94	84
Additional paid-in capital	263,923	259,102
Accumulated deficit	(234,410)	(229,132)
Treasury stock, at cost; 1,757 shares at March 31, 2014 and December 31, 2013 *	(51)	(51)
Accumulated other comprehensive income	94	96
Total stockholders’ equity	29,650	30,099
Total liabilities and stockholders’ equity	$36,084	$37,097

* Reflects a one-for-sixteen (1:16) reverse stock split effected on April 8, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
REVENUES
Product revenues	$310	$81
Other revenues	–	300
Total revenues	310	381

COSTS OF SALES
Costs of goods sold	93	31
Gross profit	217	350

OPERATING EXPENSES
Selling, general and administrative	3,819	6,083
Research and development	1,457	4,469
Total operating expenses	5,276	10,552
Loss from operations	(5,059)	(10,202)
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability, net	(205)	(2,272)
Interest income	1	10
Other expenses	(15)	(381)
Net loss	$(5,278)	$(12,845)

LOSS PER COMMON SHARE
Basic and diluted loss per common share *	$(0.57)	$(2.40)

WEIGHTED AVERAGE COMMON SHARES
Basic and diluted weighted average common shares outstanding *	9,300,078	5,342,976

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	$(2)	$364
Comprehensive loss	$(5,280)	$(12,481)

* Reflects a one-for-sixteen (1:16) reverse stock split effected on April 8, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,278)	$(12,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	178	467
Restricted stock compensation expense	42	197
Depreciation expense	249	298
Warrant liability fair value adjustment	205	2,272
Loss on write-downs and disposal of equipment	82	—
Non-cash interest income	—	(2)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	419	(248)
Decrease in accounts receivable	169	85
Decrease (increase) in inventories	99	(97)
Decrease in accounts payable and accrued expenses	(512)	(764)
Decrease in other non-current liabilities	(140)	(300)
Net cash used in operating activities	(4,487)	(10,937)

Cash flows from investing activities:
Purchase of property, plant, and equipment	—	(34)
Net cash used in by investing activities	—	(34)

Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	4,495	30,018
Net cash provided by financing activities	4,495	30,018
Foreign currency effects on cash	(3)	31
Net increase in cash and cash equivalents	5	19,078

Cash and cash equivalents:
Beginning of period	31,249	23,726
End of period	$31,254	$42,804

Supplemental non-cash activities:
Fair value of warrants exercised	$116	$214

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim Condensed Consolidated Financial Statements of Delcath Systems, Inc. (“Delcath” or the “Company”) for the three months ended March 31, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2013, which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

On February 24, 2014, shareholders of the Company approved, through a shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Delcath’s common stock at a ratio within a range of one-for-eight (1:8) to one-for-sixteen (1:16). The reverse stock split became effective on April 8, 2014 at which time Delcath’s common stock began trading on the NASDAQ Stock Exchange on a one-for-sixteen (1:16) split-adjusted basis. All owners of record as of the close of the NASDAQ market on April 8, 2014 received one issued and outstanding share of Delcath common stock in exchange for sixteen issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-sixteen exchange were rounded up to the next whole share. The reverse stock split had no impact on the number of common shares authorized or the par value per share of Delcath common stock, which remain 170,000,000 and $0.01, respectively. All current and prior period amounts related to shares, share prices and earnings per share, presented in these Condensed Consolidated Financial Statements and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

Description of Business

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan HDS)—is designed to administer high dose chemotherapy to the liver, while controlling the systemic exposure to those agents. The Company's principal focus is on the treatment of primary and metastatic liver cancers.

In the United States, the Melphalan/HDS system is considered a combination drug and device product, and is regulated as a drug by the United States Food and Drug Administration (FDA). The Melphalan/HDS system has not been approved for sale in the United States. In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). In April 2012, we obtained authorization to affix a CE Mark for the Generation Two CHEMOSAT system.  The right to affix the CE mark allows the Company to market and sell the CHEMOSAT system in Europe. The Company has initiated plans to investigate the Melphalan/HDS system for primary liver cancer.

The Company has incurred losses since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. Management believes that its capital resources are adequate to fund operations through the first half of 2015, but anticipates that additional working capital may be required to continue operations. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainties and risks related to product development; regulatory approvals; technology; patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing; marketing and sales experience; and dependence on key personnel.

Basis of Presentation

These interim Condensed Consolidated Financial Statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. They include the accounts of all entities controlled by Delcath and all significant inter-company accounts and transactions have been eliminated in consolidation.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim Condensed Consolidated Financial Statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2014 and 2013; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our Annual Report.

Recently Adopted Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard became effective for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014.  The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

(2)	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$232	$249
Work-in-process	268	364
Finished goods	119	106
Total inventory	$619	$719

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2014	December 31, 2013
Insurance premiums	$310	$407
Professional fees	75	377
Income tax credits receivable	297	326
Kits for clinical use	295	287
Other[1]	315	314
Total prepaid expenses and other current assets	$1,292	$1,711

1 Other consists of various prepaid expenses and other current assets with no individual item accounting for more than 5% of the total balance at March 31, 2014 and December 31, 2013.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	March 31, 2014	December 31, 2013
Leaseholds	$1,748	$1,749
Furniture	957	957
Equipment	1,487	1,552
Enterprise hardware and software	2,009	2,143
Buildings and land	603	603
Property, plant and equipment, gross	6,804	7,004
Accumulated depreciation	(4,066)	(3,935)
Property, plant and equipment, net	$2,738	$3,069

Depreciation expense for the three months ended March 31, 2014 and 2013 was $0.2 million and $0.3 million, respectively.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2014	December 31, 2013
Compensation, excluding taxes	$1,853	$1,866
Deferred rent	483	485
Professional fees	323	360
Other[1]	817	1,029
Total accrued expenses	$3,476	$3,740

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at March 31, 2014 and December 31, 2013.

In November 2013, the Board of Directors approved an Employee Retention Program for certain key employees, including the Company’s executive officers. The executive officers will be eligible to receive a cash retention bonus payment equal to fifty percent (50%) of their current annual salary if they remain employed by the Company through March 31, 2015. The expense related to this program is being accrued ratably over the required service period and has been included in Accrued expenses on the Condensed Consolidated Balance Sheets and in both Selling, general and administrative and Research and development on the Condensed Consolidated Statements of Operations.

(6)	Restructuring Expenses

During 2013, the Company implemented workforce restructurings to better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 50 employees. As a result of termination benefits provided to these employees the Company incurred a total restructuring charge of approximately $4.0 million related to severance expenses. At March 31, 2014, the remaining restructuring reserve of $1.4 million is included in Accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheets for $1.2 million and $0.2 million, respectively.

The following table provides the total severance expense incurred and payments made by the Company through March 31, 2014 as a result of the workforce restructurings implemented in 2013:

(in thousands)	March 31, 2014
Restructuring reserve balance, gross	$3,974
Restructuring expenses paid	(2,606)
Restructuring reserve balance, net	$1,368

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(7)	Stockholders’ Equity

Stock Issuances

Reverse Stock Split

On February 24, 2014, shareholders of the Company approved, through a shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Delcath’s common stock at a ratio within a range of one-for-eight (1:8) to one-for-sixteen (1:16). The reverse stock split became effective on April 8, 2014 at which time Delcath’s common stock began trading on the NASDAQ Stock Exchange on a one-for-sixteen (1:16) split-adjusted basis. All owners of record as of the close of the NASDAQ market on April 8, 2014 received one issued and outstanding share of Delcath common stock in exchange for sixteen issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-sixteen exchange were rounded up to the next whole share. The reverse stock split had no impact on the number of common shares authorized or the par value per share of Delcath common stock, which remain 170,000,000 and $0.01, respectively. All current and prior period amounts related to shares, share prices and earnings per share, presented in these Condensed Consolidated Financial Statements and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

At-the-Market (“ATM”) Programs

In December 2011, the Company entered into an agreement with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $39.8 million, under which Cowen would act as sales agent. During the three months ended March 31, 2013, the Company sold approximately 0.9 million shares of its common stock under this ATM program for proceeds of approximately $20.9 million, with net cash proceeds after related expenses of approximately $20.8 million, and successfully completed the program. As of March 31, 2014, there were no shares of common stock of the Company remaining for sale under this ATM program.

In March 2013, the Company entered into a new agreement with Cowen to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the three months ended March 31, 2014 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.4 million, with net cash proceeds after related expenses of approximately $4.4 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of March 31, 2014, the Company has approximately $40.4 million remaining under the program.

Committed Equity Financing Facility (“CEFF”) Program

In December 2012, the Company entered into an agreement with Terrapin Opportunity, L.P. (“Terrapin”) for a CEFF program. Under the agreement Terrapin committed to purchase up to $35.0 million of Delcath common stock over a 24-month term. Since inception, the Company has sold approximately 0.5 million shares of its common stock through the program for total proceeds of approximately $11.1 million, with net cash proceeds after related expenses of approximately $10.8 million. As a result, there was approximately $23.9 million available under this CEFF program as of March 31, 2014. The shares were issued pursuant to an effective registration statement on Form S-3 (333-183675). The net proceeds will be used for general corporate purposes including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and general working capital needs.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

Warrants

In June 2009, the Company completed the sale of 0.1 million shares of its common stock and the issuance of warrants to purchase 0.1 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. At March 31, 2014, the 2009 Warrants were exercisable at $2.56 per share with approximately 40,000 warrants outstanding. The 2009 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the three months ended March 31, 2014, 25,000 2009 Warrants were exercised for net proceeds of approximately $0.1 million.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. At March 31, 2014, the 2012 Warrants were exercisable at $2.56 per share with 0.3 million warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the three months ended March 31, 2014, approximately 13,000 2012 Warrants were exercised for net proceeds of approximately $34,000.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The 2013 Warrants will become exercisable at $7.04 per share on April 30, 2014. The 2013 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 187,500, and 406,250 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for the three months ended March 31, 2014 is as follows:

	Stock Option Activity under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2013	252,133	$4.80—$248.64	$57.90	7.36
Granted	—	—	—
Forfeited	(14,304)	$7.36—$248.64	$109.54
Expired	—	—	—
Outstanding at March 31, 2014	237,829	$4.80—$248.64	$54.79	7.13

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense of approximately $0.2 million and $0.5 million, respectively, relating to stock options granted to employees.

There were no options granted during the three months ended March 31, 2014. The estimated fair value of each option award granted during the three month period ended March 31, 2013 was determined on the date of grant using an option pricing model with the following assumptions:

Three months ended March 31, 2013
Dividend yield	None
Expected volatility	86.16% — 86.51%
Weighted average volatility	86.20%
Risk-free interest rates	1.16% — 1.36%
Expected life (in years)	6.8

No dividend yield was assumed because the Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future. Volatilities were developed using the Company’s historical volatility. The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the stock options on the grant date. The expected option term for grants made during the second half of 2012 and thereafter is based on actual historical results. The expected option term for grants made prior to that was developed based on the mid-point between the vesting date and the expiration date of each respective grant as permitted under ASC 718. This method of determining the expected holding period was utilized at that time because the Company did not yet have sufficient historical experience from which to estimate the period.

Restricted stock activity for the three months ended March 31, 2014 is as follows:

	Restricted Stock Activity under the Plans
	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	20,358	$16.88
Granted	—	—
Vested	(1,624)	75.32
Forfeited	(71)	39.26
Non-vested at March 31, 2014	18,663	$11.71

For the three months ended March 31, 2014 and 2013, the Company recognized compensation expense of approximately $0.04 million and $0.2 million, respectively, related to restricted stock granted to employees.

(8)	Fair Value Measurements

Derivative Warrant Liability

As disclosed in Note 7 Stockholders’ Equity of these Condensed Consolidated Financial Statements, the Company allocated part of the proceeds of public offerings in 2009, 2012 and 2013 of the Company’s common stock to warrants issued in connection with those transactions. The valuation of the warrants was determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument. The Company has determined that the warrants should be classified as liabilities and has accounted for them as derivative instruments in accordance with ASC 815. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing model against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The riskless rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

For the three months ended March 31, 2014, the Company recorded pre-tax derivative warrant expense of $0.2 million. The resulting derivative warrant liabilities totaled $2.4 million at March 31, 2014. In the event of a hypothetical 10% increase in the market price of our common shares on which the March 31, 2014 valuation was based, the value of the derivative liability would have increased by $0.3 million. Management expects that the warrants will either be exercised or expire worthless. The fair value of the warrants at March 31, 2014 was determined by using an option pricing model with the following assumptions:

	2013 Warrants	2012 Warrants	2009 Warrants
Expected volatility	91.53%	114.33%	101.78%
Risk-free interest rates	1.52%	0.21%	0.05%
Expected life (in years)	4.58	1.17	0.21

Money Market Funds

The Company has determined that the inputs associated with the fair value determination of its money market funds are based on quoted prices (unadjusted) and, as a result, the investments have been classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2014
Assets
Money market funds	$1,945	$—	$—	$1,945
Liabilities
Warrant liability	$—	$—	$2,399	$2,399

The table below presents the activity within Level 3 of the fair value hierarchy for the three months ended March 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Warrant Liability
Beginning balance as of December 31, 2013	$2,310
Total change in the liability included in earnings	205
Fair value of warrants exercised	(116)
Ending balance as of March 31, 2014	$2,399

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(9)	Net Loss per Common Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. However, in certain periods in which the exercise price of the warrants was less than the last reported sales price of Delcath’s common stock on the final trading day of the period and there is a gain recorded pursuant to the change in fair value of the warrant derivative liability, the impact of gains related to the mark-to-market adjustment of the warrants outstanding at the end of the period is reversed and the treasury stock method is used to determine diluted earnings per share. For the three month periods ended March 31, 2014 and 2013, there were no securities that were dilutive.

For the three month periods ended March 31, 2014 and 2013, the following potentially dilutive securities were excluded from the computation of earnings per share because their effects would be anti-dilutive:

	March 31,
	2014	2013
Stock options	237,829	349,635
Unvested restricted shares	18,663	25,676
Warrants	891,368	340,254
Total	1,147,860	715,565

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(10)	Taxes

As discussed in Note 13 Income Taxes of the Company’s Annual Report, the Company has a valuation allowance against the full amount of its net deferred tax assets.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in its balance sheet.

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

(11)	Commitment and Contingencies

The Company is a party to several legal proceedings. Refer to Part II, Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q for more information.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(12)	Subsequent Events

Reverse Stock Split

On April 8, 2014, the Company effected a reverse stock split of its shares of common stock at a ratio of one-for-sixteen (1:16). Refer to Note 7 Stockholders’ Equity of these Condensed Consolidated Financial Statements for further information.

NASDAQ Listing Notification Letter

On April 24, 2014, the Company received a notification letter from The NASDAQ Stock Market advising the Company that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for 10 consecutive business days, and accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter was now closed.

The Company completed an evaluation of the impact of any subsequent events through the date financial statements were issued and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included in the Company’s 2013 Annual Report on Form 10-K to provide an understanding of its results of operations, financial condition and cash flows.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2014 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending March 31, 2014 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2013  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

☐	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

☐	the commencement of future clinical trials and the results and timing of those clinical trials;

☐	the progress and results of our research and development programs;

☐	submission and timing of applications for regulatory approval and approval thereof;

☐	our ability to successfully source certain components of the system and enter into supplier contracts;

☐	our ability to successfully manufacture the CHEMOSAT/Delcath Hepatic Delivery System;

☐	our ability to successfully commercialize the CHEMOSAT/Delcath Hepatic Delivery System, generate revenue and successfully obtain reimbursement for the procedure and System;

☐	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and

☐	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Overview
The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this report as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s 2013 Annual Report on Form 10-K.

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan HDS)—is designed to administer high dose chemotherapy to the liver, while controlling the systemic exposure to those agents. The Company's principal focus is on the treatment of primary and metastatic liver cancers.

In the United States, the Melphalan/HDS system is considered a combination drug and device product, and is regulated as a drug by the United States Food and Drug Administration (FDA). The Melphalan/HDS system has not been approved for sale in the United States. In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). In April 2012, we obtained authorization to affix a CE Mark for the Generation Two CHEMOSAT system.  The right to affix the CE mark allows the Company to market and sell the CHEMOSAT system in Europe. The Company has initiated plans to investigate the Melphalan/HDS system for primary liver cancer.

About the CHEMOSAT/Melphalan HDS
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

Risks associated with the CHEMOSAT/Melphalan HDS Procedure
As with many cancer therapies, treatment with CHEMOSAT/Melphalan HDS system is associated with toxic side-effects and certain risks, some of which are potentially life-threatening. In Phase 1, 2, and 3 clinical trials using early versions of the Melphalan HDS system, the integrated safety population of patients treated with early versions of  the CHEMOSAT/Melphalan HDS system showed these risks to include: a 4.1% incidence of deaths due to adverse reactions; 4% incidence of stroke; 2% incidence of myocardial infarction in the setting of an incomplete cardiac risk assessment; a ≥ 70% incidence of grade 4 bone marrow suppression with a median time of recovery of greater than 1 week; and 8% incidence of febrile neutropenia, along with the additive risk of hepatic injury, severe hemorrhage, and gastrointestinal perforation. In this integrated safety population, deaths due to certain adverse reactions did not occur again during the clinical trials following the adoption of related protocol amendments. The trials that comprised this integrated safety population used early versions of the CHEMOSAT/Melphalan HDS system, including the Generation One filter, and did not include use of the Generation Two filter. The Company believes that through multidisciplinary training, the risks commonly associated with the procedure can be managed by experienced clinicians.

In clinical development, the Expanded Access Program and compassionate use in the United States, the Melphalan HDS system has been used to treat 175 patients. In the Phase 1, 2, and 3 trials early versions of the System were utilized, while the Expanded Access Program and compassionate use utilized the Generation Two filer.

Regulatory Status

United States

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

A CRL is issued by the FDA when the review of a file is completed and questions remain that precludes approval of the NDA in its current form. The FDA comments included, but were not limited to, a statement that Delcath must perform another "well-controlled randomized trial(s) to establish the safety and efficacy of Melblez Kit using overall survival as the primary efficacy outcome measure," and which "demonstrates that the clinical benefits of Melblez Kit outweigh its risks." The FDA also requires that the additional clinical trial(s) be conducted using the product the Company intends to market. The Company held a meeting with FDA to clarify components of the CRL, during which it confirmed its understanding of device and procedure safety requirements contained in the CRL. Delcath is incorporating the requirements contained in the CRL into its clinical development program. The Company is also evaluating the best path forward for an indication in ocular melanoma that is metastatic to the liver. We continue to believe that such an approval would meet a high unmet need in the United States.

In the United States, the Melphalan/HDS system is subject to regulation as a combination product, which means it is composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of the Melphalan/HDS System, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research (CDER) has primary jurisdiction over its pre-market development and review.

The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

☐	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;

☐	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

☐	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

☐	submission to the FDA of a New Drug Application, or NDA, after completion of all pivotal clinical trials;

☐	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

☐	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practice, or cGMP, regulations; and

☐	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

Drug development and Regulatory approval is an inherently uncertain process with a high risk of failure at every stage of development.  The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product will be granted at all or on a timely basis.

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

European Regulation

In the European Economic Area (EEA), the CHEMOSAT system is subject to regulation as a medical device. The EEA is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein. Under the EU Medical Devices Directive (Directive No 93/42/ECC of 14 June 1993, as last amended), drug delivery products such as the CHEMOSAT system are governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Devices Directive apply to the safety and performance-related device features of the product. Because we do not intend to place the CHEMOSAT system on the EEA market as a single integral unit with melphalan, the product is governed solely by the EU Medical Devices Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.

CHEMOSAT is regulated as a Class IIb medical device. As a Class IIb medical device, the Notified Body is not required to carry out an examination of the product’s design dossier as part of its conformity assessment prior to commercialization. The Company must continue to comply with the essential requirements of the EU Medical Devices Directive (Directive 93/42 EC) and is subject to a conformity assessment procedure requiring the intervention of a Notified Body.  The conformity assessment procedure for Class IIb medical devices requires the manufacturer to apply for the assessment of its quality system for the design, manufacture and inspection of its medical devices by a Notified Body.  The Notified Body will audit the system to determine whether it conforms to the provisions of the Medical Devices Directive.  If the Notified Body’s assessment is favorable it will issue a Full Quality Assurance Certificate, which enables the manufacturer to draw a Declaration of Conformity and affix the CE mark to the medical devices covered by the assessment. Thereafter, the Notified Body will carry out periodic audits to ensure that the approved quality system is applied by the manufacturer.

Under the regulatory scheme in the EEA, the Company has received authorization to affix the CE Mark to the CHEMOSAT system as a device only, and physicians must separately obtain melphalan for use with the CHEMOSAT system. Our ability to market and promote the CHEMOSAT system is limited to this approved indication. Melphalan is currently approved in 14 member states of the EEA, including the seven markets where procedures have been performed.

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

Clinical Development Program

The primary focus of the Company’s Clinical Development Program (CDP) is to obtain clinical data for the CHEMOSAT/Melphalan HDS system in various disease states to support regulatory approvals in various jurisdictions, including the U.S. and to support clinical adoption in Europe.   Currently, the Company’s efforts are primarily directed towards initiating a global Phase 2 clinical program to study the CHEMOSAT/Melphalan HDS system for the treatment of HCC.

Clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator treatment or required prior therapy.

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

Phase 2 HCC Program

On the basis of these encouraging results, the Company intends to initiate a new global clinical trial program in the U.S., Europe, and potentially Asia, with the goal of obtaining an efficacy and safety signal for Melphalan HDS in the treatment of HCC. The Company intends to pursue a staged clinical strategy, initiating a Phase 2 clinical trial program followed by a Phase 3 trial if the initial responses are positive.  The Company filed its amended Investigational New Drug (IND) application with the FDA on February 11, 2014 to include the trial protocol for its Phase 2 HCC program. This IND amendment became effective on March 13, 2014.

Due to differences in treatment practice patterns between Europe and the U.S., the Company is establishing separate European and U.S. trials for the HCC Phase 2 program with different inclusion and exclusion patient selection criteria. Clinical observations from the two trials are designed to be complementary, and data between the trials will be analyzed collectively to support the anticipated Phase 3 pivotal study design. The Company intends to begin enrolling patients in its Phase 2 HCC trial in the first half of 2014, subject to institutional review board (IRB) approval at participating hospitals, and anticipates data on the first eleven patients from both trials to be available in the first half of 2015, subject to timely enrollment of eligible patients. We anticipate enrolling the first patients in our European sites.

EU Clinical Data Generation

In Europe, the Company has completed a retrospective data collection trial which collected data post hoc from two hospitals in Europe where therapy with the CHEMOSAT system was administered in a non-clinical trial setting.  It provided a retrospective view of hematology results from 7 patients treated with the CHEMOSAT system in Europe. The data, while not part of a formal clinical trial design and limited in nature does provide supporting evidence that the safety of the Generation 2 CHEMOSAT system and related treatment appeared well tolerated and manageable. In addition, the Company is initiating a Patient Registry, which will prospectively collect data from EU commercial experience. The first hospital submitted the protocol to its Ethics Committee in January 2014 and we anticipate the first site to be enrolling patients by the end of the second quarter of 2014. We believe the Patient Registry will provide valuable data and information from a commercial setting which can be used to support our efforts for clinical adoption and commercialization in Europe. The Company also expects to help support investigator initiated trials (IITs) globally across multiple tumor types as suitable opportunities present in Europe. At present two IITs in HCC and CRC are near activation in Europe.  The Company believes IITs will serve to build clinical experience at key cancer centers, and will support efforts to obtain compelling reimbursement in Europe.

Sales and Marketing

European Union

In April 2011 the Company obtained authorization to affix a CE Mark for the Generation One CHEMOSAT system. The Company began European commercialization with this version of the CHEMOSAT system in early 2012 when the first CHEMOSAT procedures performed outside of a clinical trial setting were performed in Italy. In April 2012, the Company obtained authorization to affix a CE Mark for the Generation Two CHEMOSAT system, and since this time all procedures in Europe have been performed with this version of the system.

With continued economic and reimbursement challenges in certain European markets, the Company’s immediate market access and clinical adoptions efforts are focused on the key target markets of Germany and the United Kingdom, which represent a majority of the total potential liver cancer market (primary and metastatic) in the EU and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  The Company also continues to support clinical adoption of CHEMOSAT system in the Netherlands, Italy, Spain and France.  The Company uses a combination of direct and indirect sales channels to market and distribute the CHEMOSAT system in Europe. In 2013, the Company utilized medical science liaisons through a contract organization to support our clinical adoption efforts. As part of the Company’s restructuring, the medical science liaison consultant program will be phased out throughout 2014 as we integrate these capabilities into existing resources.  To support our commercialization efforts in the EU, we have established our European Headquarters in Galway, Ireland.

During the quarter ended March 31, 2014 CHEMOSAT treatments were performed in the United Kingdom, Germany, the Netherlands, and Spain. Since its February 2012 launch in Europe, CHEMOSAT has been used to perform 100 treatments on 70 patients. Since launching the CHEMOSAT system, treatments have been performed at 17 leading European cancer centers.

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

Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver primarily ocular melanoma liver metastases, and other tumor types, including hepatocellular carcinoma (HCC), cholangeocarcinoma, and liver metastases from colorectal cancer (CRC), breast, and cutaneous melanoma.

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

The InEk determines three status levels for medical procedures submitted for its review: Value 1 (mandated reimbursement), Value 2 (declined for reimbursement), and Value 4 (negotiated reimbursement). The InEk may also decline to make a determination regarding an application. For 2014 reimbursement, a total of 618 medical procedures were submitted to the InEk for consideration under the NUB scheme, with 16% or 96 procedures receiving Value 1 Status, 6% or 36 procedures receiving Value 4, and the remaining 78% denied coverage or un-evaluated. The application for CHEMOSAT was submitted by 71 hospitals in Germany, which represents a significant increase in the level of institutional support the procedure received over 2013.

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

Separately, in 2013, physicians and patients in Germany submitted Individual Funding Requests (IFRs) seeking reimbursement for the treatment of liver metastases with the CHEMOSAT system. IFRs are case-by-case appeals for reimbursement made to the patient’s insurance carrier. While each IFR is evaluated independently, we have been advised that the majority of these applications have been approved in recent months. We expect that IFRs will be the key reimbursement vehicle in the German market in 2014.

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

In December 2013, the National Institute for Clinical Excellence (NICE), a non-departmental public body that provides guidance and advice to improve health and social care in the UK, initiated a clinical review of the CHEMOSAT procedure. NICE issued provisional draft recommendations for the use of CHEMOSAT in the UK, and invited the Company as well as physicians and other interested parties to comment. The NICE recommendations were open for public comment until January 22, 2014, and a decision on final clinical recommendations is expected in May 2014. NICE may decide to conduct a Technology Appraisal of the CHEMOSAT procedure thereafter, the outcome of which could influence the long-term reimbursement status.

Other EU Markets

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

Distribution Partners

As a result of the Company’s strategy to prioritize resources on the key direct markets of Germany and the United Kingdom, the Company expects that its distribution strategy will play a lesser role in its current commercial activities. In Spain, the Company has determined that there was no benefit to continuing with an indirect model and therefore terminated its relationship with its distributor in Spain. Similar to our strategy in Germany and United Kingdom, the Company has decided to pursue a direct market approach in Spain as opportunities present.

Material Modifications to Rights of Security Holders

On February 25, 2014, at a Special Meeting of Stockholders of Delcath Systems, Inc. held on February 24, 2014, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a specific ratio within a range from one-for-eight (1:8) to one-for-sixteen (1:16), inclusive, on or prior to December 31, 2014 and granted authorization to the Company’s Board of Directors to determine, in its sole discretion, whether to implement the reverse stock split, as well as its specific timing and ratio.

Following the approval by our stockholders, the Board approved a reverse stock split and on April 8, 2014, the Company, filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), which has effected a reverse stock split of its common stock at a ratio of 1-to-16 (the “Reverse Stock Split”). Trading of the Company’s common stock on The NASDAQ Capital Market on a split-adjusted basis began at the opening of trading on April 9, 2014.

As a result of the Reverse Stock Split, each sixteen shares of common stock was combined into one share of common stock and the total number of shares of common stock outstanding was reduced from approximately 150.9 million shares to approximately 9.4 million shares. No fractional shares were issued if, as a result of the Reverse Stock Split, a registered stockholder was otherwise entitled to a fractional share. Instead, stockholders who were otherwise entitled to receive fractional shares because they held a number of shares not evenly divisible by the ratio of the Reverse Stock Split automatically received an additional share of common stock. In other words, any fractional share was rounded up to the nearest whole number.

The Company believes the reverse stock split was necessary in order to maintain the Company’s listing on The NASDAQ Capital Market and to provide resources and flexibility with respect to capital sufficient to execute its business plans and strategy.

Results of Operations for the Three Months Ended March 31, 2014; Comparisons of Results of Operations for the Three Months Ended March 31, 2013

Revenue

The Company recorded approximately $0.3 million in revenue related to product sales during the three months ended March 31, 2014. During the same period in 2013, Delcath recorded $0.1 million in revenue related to product sales.

Cost of Goods Sold

During the three months ended March 31, 2014, the Company recognized cost of goods sold of approximately $0.1 million. During the same period in 2013, Delcath recorded cost of goods sold of approximately $0.03 million. As Delcath continues progress with clinical adoption in Europe and other parts of the world, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors, whose purchase prices will be lower than direct to end user customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of the CHEMOSAT system.

Selling, General and Administrative Expenses

For the three months ended March 31, 2014, selling, general and administrative expenses decreased to $3.8 million from $6.1 million for the three months ended March 31, 2013.  The decrease reflects the Company’s efforts to increase organizational efficiencies, including workforce restructurings that took place throughout 2013.

Research and Development Expenses
For the three months ended March 31, 2014, research and development expenses decreased to $1.5 million from $4.5 million for the three months ended March 31, 2013. The decrease is primarily due to a significant reduction in expenses related to the Company’s NDA submission to the FDA, as well as the Company’s efforts to increase organization efficiencies, including workforce restructurings that took place throughout 2013.

Interest Income
Interest income is from a money market account and interest earned on operating accounts. For the three months ended March 31, 2014, the Company had interest income of $1,357 as compared to interest income of $10,036 for the same period in 2013.

Other Expense and Interest Expense
Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 9 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.

Net Loss
The Company had a net loss for the three months ended March 31, 2014, of $5.3 million, a decrease of $7.6 million, or 60%, compared to the net loss from continuing operations for the same period in 2013. This decrease is primarily due to a $5.3 million decrease in operating expenses and a $2.1 million change in the fair value of the warrant liability, which is a non-cash expense. As detailed above, the decrease in operating expenses reflects a significant decrease in costs related to the Company’s NDA filing and overall operations.

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

At March 31, 2014, the Company had cash and cash equivalents totaling $31.3 million, as compared to cash, cash equivalents and certificates of deposit totaling $31.2 million and $42.8 million at December 31, 2013 and March 31, 2013, respectively. During the three months ended March 31, 2014, the Company used $4.5 million of cash in its operating activities, which compares to $10.9 million used for operating activities during the comparable three month period in 2013.  The decrease of $6.4 million is primarily driven by a reduction in NDA submission related costs and improved efficiency in organization and operations. The Company believes that its capital resources are adequate to fund operations through the first half of 2015.

Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to raise additional capital in order to fund its clinical development program or to fully commercialize the product. The Company continues to believe it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the focus and direction of clinical trials, lower revenue and increased costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, public offerings in 2000, 2003, 2009, 2010, 2011, 2012 and 2013, registered direct offerings in 2007 and 2009, an “at the market” equity offering program initiated in 2012, and a committed equity financing facility program initiated in 2012. For a detailed discussion of the Company’s various sales of securities and the “at the market” equity offering program see Note 7 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

In March 2013, the Company entered into a sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. During the three months ended March 31, 2014, the Company sold approximately 1.0 million shares of its common stock under the March 2013 Sales Agreement with Cowen and Company, LLC for proceeds of approximately $4.4 million, with net cash proceeds after related expenses of approximately $4.4 million. The shares were issued pursuant to registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital.

In December 2011, the Company filed a registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deemed prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012. The Company used this registration statement for its May 2012 public offering detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.  The Company subsequently filed a new shelf registration statement on Form S-3 (333-183675) with the SEC which became effective on October 9, 2012. This new shelf replaces the shelf registration filed in December 2011 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company used this registration statement for its Common Stock Purchase Agreement with Terrapin Opportunity, L.P. detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K. As of March 31, 2014, Delcath had approximately $80.4 million available under this registration statement, of which approximately $4.9 million is reserved for the potential issuance of shares upon the exercise of warrants.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, funding of clinical trials, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.  During 2012, Delcath transitioned from a development stage company to a commercial organization.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See Note 8 to the Company’s Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for assets and liabilities the Company has evaluated under ASC 820.

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

In June 2009, the Company completed the sale of 0.1 million shares of its common stock and the issuance of warrants to purchase 0.1 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the warrant liability. The fair value of the 2009 Warrants on June 15, 2009 was determined by using an option pricing model assuming a risk free interest rate of 2.75%, volatility of 72.93% and an expected life equal to the contractual life of the 2009 Warrants (June 2014). As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock. At March 31, 2014, the 2009 Warrants were exercisable at $2.56 per share with approximately 40,000 warrants outstanding.  The 2009 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the three months ended March 31, 2014, 25,000 2009 Warrants were exercised for net proceeds of approximately $0.1 million.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. The fair value of the 2012 Warrants on May 31, 2012 was determined by using an option pricing model assuming a risk free interest rate of 0.35%, volatility of 80.64% and an expected life equal to the contractual life of the 2012 Warrants (May 2015). As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock. At March 31, 2014, the 2012 Warrants were exercisable at $2.56 per share with 0.3 million warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the three months ended March 31, 2014, approximately 13,000 2012 Warrants were exercised for net proceeds of approximately $34,000.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The fair value of the 2013 Warrants on October 28, 2013 was determined by using an option pricing model assuming a risk free interest rate of 1.31%, volatility of 89.27% and an expected life equal to the contractual life of the 2013 Warrants (October 2018). The 2013 Warrants will become exercisable at $7.04 per share on April 30, 2014. The 2013 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3.

The $1.9 million in proceeds allocated to the 2013 Warrants, the $3.4 million in proceeds allocated to the 2012 Warrants and the $2.2 million in proceeds allocated to the 2009 Warrants are classified as derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the three month period ended March 31, 2014, the Company recorded pre-tax derivative instrument expense of $0.2 million. The resulting derivative instrument liabilities totaled $2.4 million at March 31, 2014. Management expects that the warrants will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2014 was determined by using an option pricing model assuming the following:

	2013 Warrants	2012 Warrants	2009 Warrants
Expected volatility	91.53%	114.33%	101.78%
Risk-free interest rates	1.52%	0.21%	0.05%
Expected life (in years)	4.58	1.17	0.21

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Delcath’s management, with the participation of its Interim Co-Chief Executive Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Interim Co-Chief Executive Officers concluded that Delcath’s disclosure controls and procedures as of March 31, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Interim Co-Chief Executive Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2013, Lead Plaintiff filed a consolidated amended complaint, naming the Company and Eamonn P. Hobbs as defendants (the “Defendants”).  The consolidated amended complaint asserts that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements or omissions regarding the Company’s New Drug Application for its Melblez Kit (Melblez (melphalan) for Injection for use with the Delcath Hepatic Delivery System), for the treatment of patients with unresectable metastatic ocular melanoma in the liver.  The putative class period alleged in the amended complaint is April 21, 2010 through and including September 13, 2013. Lead Plaintiff seeks compensatory damages, equitable relief, and reasonable attorneys’ fees, expert fees and other costs.  On October 31, 2013, Defendants filed their motion to dismiss. The parties have fully briefed the motion, which is currently pending.

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

Delcath’s 2013 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit No.		Description

31.1	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.3	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2014	DELCATH SYSTEMS, INC.
(Registrant)

	/s/Graham G. Miao	/s/Jennifer K. Simpson
	Graham G. Miao	Jennifer K. Simpson
	Interim Co-President and	Interim Co-President and
	Co-Chief Executive Officer, Chief Financial Officer	Co-Chief Executive Officer,
	(Co-Principal executive officer and	Global Head of Business Operations
	Principal financial officer)	(Co-Principal executive officer)

Exhibit Index

Exhibit No.		Description

31.1	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.3	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.