Form 10-Q
period 2014-06-30
DELCATH SYSTEMS, INC.
filed 2014-08-06
CIK 872912

UNITEDSTATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Yes ☐  No ☒
As of August 4, 2014, 9,451,930 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$27,284	$31,249
Accounts receivables, net	172	349
Inventories, net	600	719
Prepaid expenses and other current assets	852	1,711
Total current assets	28,908	34,028
Property, plant and equipment, net	2,421	3,069
Total assets	$31,329	$37,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$239	$582
Accrued expenses	4,087	3,740
Warrant liability	1,075	2,310
Total current liabilities	5,401	6,632
Other non-current liabilities	748	366
Total liabilities	6,149	6,998

Commitments and contingencies (Note 11)	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2014 and December 31, 2013	–	–
Common stock, $.01 par value; 170,000,000 shares authorized; 9,451,870 and 8,394,397 shares issued and 9,447,392 and 8,392,641 shares outstanding at June 30, 2014 and December 31, 2013, respectively *	95	84
Additional paid-in capital	264,072	259,102
Accumulated deficit	(239,010)	(229,132)
Treasury stock, at cost; 1,757 shares at June 30, 2014 and December 31, 2013 *	(51)	(51)
Accumulated other comprehensive income	74	96
Total stockholders’ equity	25,180	30,099
Total liabilities and stockholders’ equity	$31,329	$37,097

* Reflects a one-for-sixteen (1:16) reverse stock split effected on April 8, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Product revenues	$251	$—	$561	$81
Other revenues	—	—	—	300
Total revenues	251	—	561	381

COSTS OF SALES
Costs of goods sold	(66)	(332)	(160)	(363)
Gross profit	185	(332)	401	18

OPERATING EXPENSES
Selling, general and administrative	4,597	6,263	8,416	12,346
Research and development	1,492	3,992	2,949	8,462
Total operating expenses	6,089	10,255	11,365	20,808
Loss from operations	(5,904)	(10,587)	(10,964)	(20,790)
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability, net	1,297	5,115	1,092	2,842
Interest income	1	5	2	15
Other income (expense)	6	(15)	(8)	(395)
Net loss	$(4,600)	$(5,482)	$(9,878)	$(18,328)

LOSS PER COMMON SHARE
Basic loss per common share *	$(0.49)	$(0.91)	$(1.06)	$(3.22)
Diluted loss per common share *	$(0.52)	$(0.91)	$(1.08)	$(3.22)

WEIGHTED AVERAGE COMMON SHARES
Basic weighted average common shares outstanding *	9,426,169	6,023,785	9,363,123	5,683,380
Diluted weighted average common shares outstanding *	9,480,933	6,023,785	9,462,717	5,683,380

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	$(20)	$6	$(22)	$369
Comprehensive loss	$(4,620)	$(5,476)	$(9,900)	$(17,959)

* Reflects a one-for-sixteen (1:16) reverse stock split effected on April 8, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,878)	$(18,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	257	571
Restricted stock compensation expense	60	241
Depreciation expense	499	604
Provision for inventory obsolescence	102	17
Warrant liability fair value adjustment	(1,092)	(2,842)
Loss on write-downs and disposals of equipment	123	5
Non-cash interest income	—	1
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	856	(132)
Decrease in accounts receivable	183	84
Decrease in inventories	15	157
Increase (decrease) in accounts payable and accrued expenses	7	(1,576)
Increase (decrease) in other non-current liabilities	383	(300)
Net cash used in operating activities	(8,485)	(21,498)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(79)
Proceeds from sales of property, plant and equipment	22	—
Net cash provided by (used in) investing activities	22	(79)

Cash flows from financing activities:
Net proceeds from sale of stock and exercise of stock options and warrants	4,521	29,975
Net cash provided by financing activities	4,521	29,975
Foreign currency effects on cash	(23)	202
Net (decrease) increase in cash and cash equivalents	(3,965)	8,600

Cash and cash equivalents:
Beginning of period	31,249	23,726
End of period	$27,284	$32,326

Supplemental non-cash activities:
Fair value of warrants exercised	$143	$219

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim Condensed Consolidated Financial Statements of Delcath Systems, Inc. (“Delcath” or the “Company”) for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2013, which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

On April 8, 2014, the Company effected a one-for-sixteen (1:16) reverse stock split. Refer to Note 7 Stockholders’ Equity of these Condensed Consolidated Financial Statements for further information.

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

In the United States, Melphalan HDS is considered a combination drug and device product, and is regulated as a drug by the United States Food and Drug Administration (FDA). Melphalan HDS has not been approved for sale in the United States. In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). In April 2012, we obtained authorization to affix a CE Mark for Generation Two CHEMOSAT.  The right to affix the CE mark allows the Company to market and sell CHEMOSAT in Europe. The Company has initiated plans to investigate Melphalan HDS for primary liver cancer.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim Condensed Consolidated Financial Statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2014 and 2013; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in our Annual Report.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

Recently Adopted Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard became effective for fiscal years beginning after December 15, 2013. The Company adopted this guidance effective January 1, 2014.  The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance when effective, and the impact on our financial statements is not currently estimable.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing stock-based compensation plans.

(2)	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$196	$249
Work-in-process	295	364
Finished goods	109	106
Total inventory	$600	$719

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2014	December 31, 2013
Kits for clinical use	$327	$287
Insurance premiums	322	407
Professional fees	27	377
Income tax credits receivable	18	326
Other[1]	158	314
Total prepaid expenses and other current assets	$852	$1,711

1 Other consists of various prepaid expenses and other current assets with no individual item accounting for more than 5% of the total balance at June 30, 2014 and December 31, 2013.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	June 30, 2014	December 31, 2013
Enterprise hardware and software	$2,009	$2,143
Leaseholds	1,667	1,749
Equipment	1,421	1,552
Furniture	957	957
Buildings and land	603	603
Property, plant and equipment, gross	6,657	7,004
Accumulated depreciation	(4,236)	(3,935)
Property, plant and equipment, net	$2,421	$3,069

Depreciation expense for the three and six months ended June 30, 2014 was approximately $0.3 million and $0.5 million, respectively, as compared to approximately $0.3 million and $0.6 million for the same periods in 2013.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2014	December 31, 2013
Compensation, excluding taxes	$2,470	$1,866
Deferred rent	315	485
Professional fees	224	360
Short-term portion of lease restructuring	209	–
Other[1]	869	1,029
Total accrued expenses	$4,087	$3,740

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at June 30, 2014 and December 31, 2013.

In November 2013, the Board of Directors approved an Employee Retention Program for certain key employees, including the Company’s executive officers. The key employees will be eligible to receive a cash retention bonus payment equal to fifty percent (50%) of their current annual salary if they remain employed by the Company through March 31, 2015. The expense related to this program is being accrued ratably over the required service period and has been included in Accrued expenses on the Condensed Consolidated Balance Sheets and in both Selling, general and administrative and Research and development on the Condensed Consolidated Statements of Operations.

For a description of the Company’s lease restructuring liability refer to Note 6 Restructuring Expenses of these Condensed Consolidated Financial Statements.

(6)	Restructuring Expenses

During 2013, the Company implemented workforce restructurings to better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 50 employees. During the second quarter of 2014, the Company implemented additional workforce restructurings that resulted in a total reduction in the Company’s workforce by seven employees. As a result of termination benefits provided to these 57 employees the Company has incurred a total restructuring charge of approximately $4.8 million for employee related expenses. At June 30, 2014, the remaining restructuring reserve of approximately $1.5 million is included in Accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheets for approximately $1.4 million and $0.1 million, respectively.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

In order to more appropriately align its office space with the reduced size of its workforce, during the quarter ended June 30, 2014, the Company implemented a plan to vacate and sub-lease office space at its 810 Seventh Avenue location in New York, NY. On May 22, 2014, the Company entered into a sub-lease agreement for approximately one-half of the office space at this location and had vacated and relinquished the premises to the sub-tenant as of June 30, 2014. At June 30, 2014, future rent obligations for the vacated space under the Company’s Prime Lease over the remaining lease term of 81 months totaled approximately $3.6 million. Under its new sub-lease agreement for the vacated space the Company will receive future sub-lease rental receipts totaling approximately $2.6 million, resulting in net future cash outflows of approximately $1.0 million. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company calculated the fair value of the remaining net cash flow liability for the vacated space and recorded a lease restructuring reserve of approximately $0.9 million. Additionally, during the quarter ended June 30, 2014, the Company recorded contract termination costs related to the sub-lease of approximately $150,000 and wrote off approximately $50,000 of unamortized leasehold improvements related to the vacated space. The expenses related to this lease restructuring have been recorded in Selling, general and administrative on the Condensed Consolidated Statements of Operations while the fair value of the liability has been included in both Accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of June 30, 2014:

(in thousands)	Employee Costs	Operating Lease
Reserve balance as of December 31, 2013	$2,019	$–
Charges	722	855
Payments / utilizations	(1,287)	–
Reserve balance as of June 30, 2014	$1,454	$855

(7)	Stockholders’ Equity

Stock Issuances

Reverse Stock Split

On February 24, 2014, shareholders of the Company approved, through a shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Delcath’s common stock. The reverse stock split became effective on April 8, 2014 at which time Delcath’s common stock began trading on the NASDAQ Stock Exchange on a one-for-sixteen (1:16) split-adjusted basis. All owners of record as of the close of the NASDAQ market on April 8, 2014 received one issued and outstanding share of Delcath common stock in exchange for sixteen issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-sixteen exchange were rounded up to the next whole share. The reverse stock split had no impact on the number of common shares authorized or the par value per share of Delcath common stock, which remain 170,000,000 and $0.01, respectively. All current and prior period amounts related to shares, share prices and earnings per share, presented in these Condensed Consolidated Financial Statements and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

At-the-Market (“ATM”) Programs

In December 2011, the Company entered into an agreement with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $39.8 million, under which Cowen would act as sales agent. During the first quarter of 2013, the Company sold approximately 14.2 million shares of its common stock under this ATM program for proceeds of approximately $20.9 million, with net cash proceeds after related expenses of approximately $20.8 million, and successfully completed the program. As of March 31, 2013, there were no shares of common stock of the Company remaining for sale under this ATM program.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

In March 2013, the Company entered into a new agreement with Cowen to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the first quarter of 2014 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.4 million, with net cash proceeds after related expenses of approximately $4.4 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. There were no shares of common stock sold under the ATM program during the second quarter of 2014. As of June 30, 2014, the Company has approximately $40.4 million remaining under the program.

Committed Equity Financing Facility (“CEFF”) Program

In December 2012, the Company entered into an agreement with Terrapin Opportunity, L.P. (“Terrapin”) for a CEFF program. Under the agreement Terrapin committed to purchase up to $35.0 million of Delcath common stock over a 24-month term. Since inception, the Company has sold approximately 0.5 million shares of its common stock through the program for total proceeds of approximately $11.1 million, with net cash proceeds after related expenses of approximately $10.8 million. As a result, there was approximately $23.9 million available under this CEFF program as of June 30, 2014. The shares were issued pursuant to an effective registration statement on Form S-3 (333-183675). The net proceeds will be used for general corporate purposes including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and general working capital needs.

Warrants

In June 2009, the Company completed the sale of 0.1 million shares of its common stock and the issuance of warrants to purchase 0.1 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the six months ended June 30, 2014, 35,000 2009 Warrants were exercised for net proceeds of approximately $0.1 million. The 2009 Warrants had a five-year term which expired on June 15, 2014. The remaining liability after warrant exercises was credited to pre-tax derivative instrument income.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. At June 30, 2014, the 2012 Warrants were exercisable at $2.56 per share with approximately 260,000 warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the six months ended June 30, 2014, approximately 13,000 2012 Warrants were exercised for net proceeds of approximately $34,000.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The 2013 Warrants became exercisable on April 30, 2014 and at June 30, 2014, the 2013 Warrants were exercisable at $7.04 per share with 0.6 million warrants outstanding. The 2013 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. There were no 2013 Warrants exercised during the six months ended June 30, 2014.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

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

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for the six months ended June 30, 2014 is as follows:

	Stock Option Activity under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2013	252,158	$4.80 — $248.64	$57.90	7.36
Granted	—	—	—
Forfeited	(52,303)	$5.92 — $248.64	75.99
Expired	(625)	$58.56 — $58.56	58.56
Outstanding at June 30, 2014	199,230	$4.80 — $248.64	$53.16	7.08

For the three and six months ended June 30, 2014, the Company recognized compensation expense of approximately $0.1 million and $0.3 million, respectively, relating to stock options granted to employees.  For the three and six months ended June 30, 2013, the Company recognized compensation expense of approximately $0.1 million and $0.6 million, respectively, relating to stock options granted to employees.

There were no options granted during the six months ended June 30, 2014. The estimated fair value of each option award granted during the six month period ended June 30, 2013 was determined on the date of grant using an option pricing model with the following assumptions:

Six months ended June 30, 2013
Dividend yield	None
Expected volatility	86.16% — 93.68%
Weighted average volatility	86.21%
Risk-free interest rates	0.99% — 1.36%
Expected life (in years)	6.8

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

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

Restricted stock activity for the six months ended June 30, 2014 is as follows:

	Restricted Stock Activity under the Plans
	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	20,347	$16.84
Granted	—	—
Vested	(17,233)	12.70
Forfeited	(393)	38.24
Non-vested at June 30, 2014	2,721	$39.98

For the three and six months ended June 30, 2014, the Company recognized compensation expense of approximately $0.02 million and $0.06 million, respectively, related to restricted stock granted to employees.  For the three and six months ended June 30, 2013, the Company recognized compensation expense of approximately $0.1 million and $0.2 million, respectively, related to restricted stock granted to employees.

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

For the three and six months ended June 30, 2014, the Company recorded pre-tax derivative warrant income of $1.3 million and $1.1 million, respectively. The resulting derivative warrant liabilities totaled $1.1 million at June 30, 2014. In the event of a hypothetical 10% increase in the market price of our common shares on which the June 30, 2014 valuation was based, the value of the derivative liability would have increased by $0.2 million. Management expects that the warrants will either be exercised or expire worthless. The fair value of the warrants at June 30, 2014 was determined by using an option pricing model with the following assumptions:

	2013 Warrants	2012 Warrants
Expected volatility	94.18%	111.35%
Risk-free interest rates	1.34%	0.11%
Expected life (in years)	4.33	0.92

Money Market Funds

The Company has determined that the inputs associated with the fair value determination of its money market funds are based on quoted prices (unadjusted) and, as a result, the investments have been classified within Level 1 of the fair value hierarchy.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2014
Assets
Money market funds	$1,945	$—	$—	$1,945
Liabilities
Warrant liability	$—	$—	$1,075	$1,075

The table below presents the activity within Level 3 of the fair value hierarchy for the six months ended June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Warrant Liability
Beginning balance as of December 31, 2013	$2,310
Total change in the fair value of the liability included in earnings, including warrant expirations	(1,092)
Fair value of warrants exercised	(143)
Ending balance as of June 30, 2014	$1,075

(9)	Net Loss per Common Share

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share data)	2014	2013	2014	2013
Net loss – basic	$(4,600)	$(5,482)	$(9,878)	$(18,328)
Adjustment for gain on warrant derivative liability	(356)	—	(363)	—
Net loss – diluted	$(4,956)	$(5,482)	$(10,241)	$(18,328)

Weighted average shares outstanding – basic	9,426,169	6,023,785	9,363,123	5,683,380
Adjustment for warrant exercises	54,764	—	99,594	—
Weighted average shares outstanding – diluted	9,480,933	6,023,785	9,462,717	5,683,380

Net loss per share – basic	$(0.49)	$(0.91)	$(1.06)	$(3.22)
Net loss per share – diluted	$(0.52)	$(0.91)	$(1.08)	$(3.22)

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2014 and 2013 because their effects would be anti-dilutive:

	June 30,
	2014	2013
Stock options	199,230	323,417
Unvested restricted shares	2,721	24,797
Warrants	589,500	339,994
Total	791,451	688,208

(10)	Taxes

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

(12)	Subsequent Events

The Company completed an evaluation of the impact of any subsequent events through the date financial statements were issued and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

DELCATH SYSTEMS, INC.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2014 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending June 30, 2014 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2013  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

☐	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

☐	the commencement of future clinical trials and the results and timing of those clinical trials;

☐	the progress and results of our research and development programs;

☐	submission and timing of applications for regulatory approval and approval thereof;

☐	our ability to successfully source certain components of the system and enter into supplier contracts;

☐	our ability to successfully manufacture CHEMOSAT/Melphalan HDS;

☐	our ability to successfully commercialize CHEMOSAT/Melphalan HDS, generate revenue and successfully obtain reimbursement for the procedure and System;

☐	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and

☐	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

In the United States, Melphalan HDS is considered a combination drug and device product, and is regulated as a drug by the United States Food and Drug Administration (FDA). Melphalan HDS has not been approved for sale in the United States. In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). In April 2012, we obtained authorization to affix a CE Mark for Generation Two CHEMOSAT.  The right to affix the CE Mark allows the Company to market and sell CHEMOSAT in Europe. The Company has initiated plans to investigate Melphalan HDS for primary liver cancer.

About CHEMOSAT/Melphalan HDS
CHEMOSAT and Melphalan HDS administer concentrated regional chemotherapy to the liver. This “whole organ” therapy is performed by first isolating the circulatory system of the liver, infusing the liver with chemotherapeutic agent, and filtering the blood prior to returning it to the patient. During the procedure, known as percutaneous hepatic perfusion (PHP), three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by proprietary filters. The filters reduce the concentration of chemotherapeutic agent in the blood, thereby reducing systemic exposure to the drug, and related toxic side-effects, before the filtered blood is returned to the patient’s circulatory system.

Treatment with CHEMOSAT/Melphalan HDS
Currently there are few effective treatment options for cancers in the liver. Traditional treatment options include surgery, chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. The most advanced application for which CHEMOSAT/Melphalan HDS was evaluated is for the treatment of metastatic melanoma in the liver.  During the Company’s clinical trials, the procedure typically took approximately two to three hours. Patients remained in the intensive care unit overnight for observation after undergoing treatment with CHEMOSAT/Melphalan HDS. Treatment with the CHEMOSAT/Melphalan HDS is a repeatable procedure, and during clinical trials patients received an average of three procedures at approximately four to eight week intervals. A new disposable CHEMOSAT/Melphalan HDS system is used for each treatment.

Risks associated with CHEMOSAT/Melphalan HDS Procedure
As with many cancer therapies, treatment with CHEMOSAT/Melphalan HDS is associated with toxic side-effects and certain risks, some of which are potentially life-threatening. In Phase 1, 2, and 3 clinical trials using early versions of Melphalan HDS, the integrated safety population of patients treated with early versions of  CHEMOSAT/Melphalan HDS showed these risks to include: a 4.1% incidence of deaths due to adverse reactions; 4% incidence of stroke; 2% incidence of myocardial infarction in the setting of an incomplete cardiac risk assessment; a ≥ 70% incidence of grade 4 bone marrow suppression with a median time of recovery of greater than 1 week; and 8% incidence of febrile neutropenia, along with the additive risk of hepatic injury, severe hemorrhage, and gastrointestinal perforation. In this integrated safety population, deaths due to certain adverse reactions did not occur again during the clinical trials following the adoption of related protocol amendments. The trials that comprised this integrated safety population used early versions of CHEMOSAT/Melphalan HDS, including the Generation One filter, and did not include use of the Generation Two filter. The Company believes that the use of the Generation Two filter and comprehensive multidisciplinary training, the risks commonly associated with the procedure can be managed by experienced clinicians.

In clinical development, the Expanded Access Program (EAP) and compassionate use in the United States, Melphalan HDS has been used to treat 175 patients. In the Phase 1, 2, and 3 trials early versions of the System were utilized, while the EAP and compassionate use utilized the Generation Two filter.

Regulatory Status

United States

In August 2012, we submitted our New Drug Application (NDA) for the Melblez Kit under Section 505(b)(2) of the Federal Food Drug Cosmetic Act (FFDCA) seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver, and subsequently amended the indication we are seeking to ocular melanoma metastatic to the liver. The Company’s NDA was accepted for filing by the Food and Drug Administration (FDA) on October 15, 2012, and was designated for standard review with an initial Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013. On April 3, 2013, the FDA extended its PDUFA goal date to September 13, 2013. The FDA’s Oncologic Drugs Advisory Committee (ODAC) reviewed our NDA on May 2, 2013, and voted 16 to 0, with no abstentions, that the benefits of treatment with the Melblez Kit do not outweigh the risks associated with the procedure. It should be noted that the data submitted to the FDA used the early clinical trial versions of the system along with early clinical procedure techniques. On September 12, 2013, the FDA issued a Complete Response Letter (CRL) regarding the Company’s NDA for Melblez Kit.

DELCATH SYSTEMS, INC.

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

In the United States, Melphalan HDS is subject to regulation as a combination product, which means it is composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of Melphalan HDS, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research (CDER) has primary jurisdiction over its pre-market development and review and the Company must pursue a new drug application pathway.

The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

☐	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;

☐	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

☐	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

☐	submission to the FDA NDA, after completion of all pivotal clinical trials;

☐	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

☐	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practice, or cGMP, regulations; and

☐	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

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

DELCATH SYSTEMS, INC.

The FDA has granted Delcath five orphan drug designations. In November 2008, the FDA granted Delcath two orphan drug designations for the drug melphalan for the treatment of patients with cutaneous melanoma as well as patients with ocular melanoma. In May 2009, the FDA granted Delcath an additional orphan drug designation of the drug melphalan for the treatment of patients with neuroendocrine tumors. In August 2009, the FDA granted Delcath an orphan drug designation of the drug doxorubicin for the treatment of patients with primary liver cancer. In October 2013, the FDA granted Delcath orphan drug designation of the drug melphalan for the treatment of hepatocellular carcinoma.

The granting of orphan drug designation does not mean that the FDA has approved a new drug. Companies must still pursue the rigorous development and approval process which requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product will be granted on a timely basis, if at all.

European Regulation

In the European Economic Area (EEA), CHEMOSAT is subject to regulation as a medical device. The EEA is composed of the 28 Member States of the European Union plus Norway, Iceland and Liechtenstein. Under the EU Medical Devices Directive (Directive No 93/42/ECC of 14 June 1993, as last amended), drug delivery products such as CHEMOSAT are governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Devices Directive apply to the safety and performance-related device features of the product. Because we do not intend to place CHEMOSAT on the EEA market as a single integral unit with melphalan, the product is governed solely by the EU Medical Devices Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.

CHEMOSAT is regulated as a Class IIb medical device. As a Class IIb medical device, a Notified Body is not required to carry out an examination of the product’s design dossier as part of its conformity assessment prior to commercialization. The Company must continue to comply with the essential requirements of the EU Medical Devices Directive (Directive 93/42 EC) and is subject to a conformity assessment procedure requiring the intervention of a Notified Body.  The conformity assessment procedure for Class IIb medical devices requires the manufacturer to apply for the assessment of its quality system for the design, manufacture and inspection of its medical devices by a Notified Body.  The Notified Body will audit the system to determine whether it conforms to the provisions of the Medical Devices Directive.  If the Notified Body’s assessment is favorable it will issue a Full Quality Assurance Certificate, which enables the manufacturer to draw a Declaration of Conformity and affix the CE mark to the medical devices covered by the assessment. Thereafter, the Notified Body will carry out periodic audits to ensure that the approved quality system is applied by the manufacturer.

Under the regulatory scheme in the EEA, the Company has received authorization to affix the CE Mark to CHEMOSAT as a device only, and physicians must separately obtain melphalan for use with CHEMOSAT. Our ability to market and promote CHEMOSAT is limited to this approved indication. Melphalan Hydrochloride for Injection is currently approved in 14 member states of the EEA, including the seven markets where procedures have been performed.

No melphalan labels in the EEA reference our product, and the labels vary from country to country with respect to the approved indication of the drug and its mode of administration. In the exercise of their professional judgment in the practice of medicine, physicians are generally allowed, under certain conditions, to use or prescribe a product in ways not approved by regulatory authorities. Physicians intending to use CHEMOSAT must obtain and use melphalan independently at their discretion.

DELCATH SYSTEMS, INC.

Other International Regulations

CHEMOSAT has received registrations in the following countries: Australia, New Zealand, Argentina, Taiwan, and Singapore. With limited resources and our attention focused on European commercial and clinical adoption efforts, pursuing other markets at this time is not practical. The Company will continue to evaluate commercial opportunities in these and other markets when resources are available and at an appropriate time.

Clinical Development Program

The primary focus of the Company’s Clinical Development Program (CDP) is to obtain clinical data for CHEMOSAT/Melphalan HDS in various disease states to support regulatory approvals in various jurisdictions, including the U.S. and to support clinical adoption and reimbursement in Europe.   Currently, the Company’s efforts are primarily directed towards initiating a global Phase 2 clinical program to study CHEMOSAT/Melphalan HDS for the treatment of hepatocellular carcinoma and supporting Investigator Initiated Trials (IITs) as deemed appropriate.

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

Phase 2 Multi-Histology Clinical Trial - HCC Cohort

In the Company’s multi-arm Phase 2 clinical trial, conducted between 2005 and 2010, five patients with HCC were treated with CHEMOSAT/Melphalan HDS in the primary hepatic malignancy cohort.  Among these patients, one patient received four treatments, achieved a partial response lasting 12.22 months, and survived 20.47 months.  Three other patients with stable disease received 3-4 treatments, with hepatic progression free survival (hPFS) ranging 3.45 to 8.15 months, and overall survival (OS) ranging 5.26 to 19.88 months.  There was no evidence of extrahepatic disease progression.  The observed duration of hPFS and OS in this limited number of patients exceeded that generally associated with this patient population, and we believe constitutes a promising signal that warrants further clinical investigation.

Phase 2 HCC Program

On the basis of these encouraging results, the Company has initiated a new clinical trial program in Europe and intends to initiate a similar program in the U.S., with the goal of obtaining an efficacy and safety signal for Melphalan HDS in the treatment of HCC. The Company is pursuing a staged clinical strategy, starting with a Phase 2 clinical trial program and intends to pursue a Phase 3 trial if the initial responses from the Phase 2 study are positive.

DELCATH SYSTEMS, INC.

Due to differences in treatment practice patterns between Europe and the U.S., the Company has established separate European and U.S. trial protocols for the HCC Phase 2 program with different inclusion and exclusion patient selection criteria. Clinical observations from the two trials are designed to be complementary, and data between the trials will be analyzed collectively to support the anticipated Phase 3 pivotal study design. The first center in Germany, Goethe University Frankfurt, is open for enrollment.  The Company intends to open additional centers in Germany and the U.K., subject to the applicable authorizations and approvals including ethics committee approval at participating hospitals. In the U.S. the Company filed its amended Investigational New Drug (IND) application with the FDA on February 11, 2014 to include the trial protocol for its Phase 2 HCC program. This IND amendment became effective on March 13, 2014. The Company is evaluating several centers in the U.S. and subject to applicable authorizations and approvals including institutional review board (IRB), intends to open the first U.S. site during the second half of 2014. We anticipate data on the first eleven patients from both trials to be available in the first half of 2015, subject to timely enrollment of eligible patients. We expect to enroll patients in our European sites first.

EU Clinical Data Generation

In Europe, the Company has completed a retrospective data collection trial which collected data post hoc from two hospitals in Europe where therapy with CHEMOSAT was administered in a non-clinical trial setting.  The study  provided a retrospective view of hematology results from 7 patients treated with CHEMOSAT in Europe. The data, while not part of a formal clinical trial design and limited in nature does provide supporting evidence that the safety of Generation 2 CHEMOSAT and related treatment appeared well tolerated and manageable by practitioners. In addition, the Company is initiating a patient registry, which will prospectively collect data from EU commercial experience. The first hospital submitted the protocol to its Ethics Committee in January 2014 and, pending timely site participation, we anticipate the first site to be enrolling patients onto the registry during the second half of 2014. We believe the Patient Registry will provide valuable data and information from a commercial setting which can be used to support our efforts for clinical adoption and commercialization in Europe.

EU Investigator Initiated Trials

The Company is also presently supporting two IITs across multiple tumor types in Europe and expects to evaluate other IITs as suitable opportunities present in Europe. At present an IIT in colorectal carcinoma (CRC) is open for enrollment at Leiden University Medical Center in The Netherlands and has treated their first patient.  Additionally, an IIT in HCC is open for enrollment at Goethe University Frankfurt in Germany.  The Company believes IITs will serve to build clinical experience at key cancer centers, and will help support efforts to obtain full reimbursement in Europe.

Sales and Marketing

European Union

In April 2011 the Company obtained authorization to affix a CE Mark for Generation One CHEMOSAT. The Company began European commercialization with this version of CHEMOSAT in early 2012 when the first CHEMOSAT procedures performed outside of a clinical trial setting were performed in Italy. In April 2012, the Company obtained authorization to affix a CE Mark for Generation Two CHEMOSAT, and since this time all procedures in Europe have been performed with this version of the system.

With continued economic and reimbursement challenges in certain European markets, the Company’s immediate market access and clinical adoptions efforts are focused on the key target markets of Germany and the United Kingdom, which represent a majority of the total potential liver cancer market (primary and metastatic) in the EU and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  The Company also continues to support clinical adoption of CHEMOSAT in the Netherlands, Italy, Spain and France.  The Company uses a combination of direct and indirect sales channels to market and sell CHEMOSAT in Europe. In 2013, the Company utilized medical science liaisons through a third party to support our clinical adoption efforts. As part of the Company’s restructuring, the medical science liaison consultant program has been phased out and we have integrated these capabilities into existing resources.  To support our commercialization efforts in the EU, we have established our European Headquarters in Galway, Ireland.

Thus far in 2014 CHEMOSAT treatments have been performed in the United Kingdom, Germany, the Netherlands, and Spain. During the first seven months of 2014 there were 50 CHEMOSAT treatments performed with 22 of these representing retreatments, compared to 22 CHEMOSAT treatments performed with 6 of these representing retreatments during the same period of 2013. Since its February 2012 launch in Europe, CHEMOSAT has been used to perform 123 treatments on 81 patients.

DELCATH SYSTEMS, INC.

Since launching CHEMOSAT in Europe, treatments have been performed at 17 leading European cancer centers.

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

Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver primarily ocular melanoma liver metastases, and other tumor types, including hepatocellular carcinoma, cholangeocarcinoma, and liver metastases from colorectal cancer, breast, and cutaneous melanoma.

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

Germany

In January 2014, the Company announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, again granted Value 4 coverage status for the treatment of patients with liver metastases with CHEMOSAT. Under the Neue Untersuchungs und Behandlungsmethoden (NUB) reimbursement scheme, Value 4 Status, while not mandating reimbursement, allows participating cancer centers to negotiate a budget to fund reimbursement coverage for CHEMOSAT procedure with insurers serving their region.

DELCATH SYSTEMS, INC.

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

The InEk first established NUB Value 4 status for CHEMOSAT procedures in 2013, though we have been advised that hospitals did not successfully negotiate reimbursement budgets for CHEMOSAT in 2013. In 2014, we expect the process to be similar to 2013 and have been advised by several hospitals in Germany that they will focus their efforts primarily on NUB Value 1 negotiations rather than NUB 4 negotiations, and accordingly we do not expect there to be significant progress in obtaining reimbursement under NUB 4.. The NUB is an annual process, and participating centers in Germany are required to apply each year for subsequent coverage under the NUB scheme.

Separately, throughout 2014, physicians and patients in Germany continue to submit Individual Funding Requests (IFRs) seeking reimbursement for the treatment of liver metastases with CHEMOSAT. IFRs are case-by-case appeals for reimbursement made to the patient’s insurance carrier (“sickness funds”). While each IFR is evaluated independently, we have been advised that the majority of these applications have been approved in recent months. These approvals have covered a range of sickness funds across a number of regions in Germany including ocular melanoma, cutaneous melanoma, intrahepatic cholangiocarcinoma, pancreatic cancer and sarcoma; and some were granted for multiple treatments of the same patients. We expect that IFRs will continue to be the key reimbursement vehicle in the German market in 2014.

The German Radiology Society resubmitted its application for ZE (Zusatzentgeld) for CHEMOSAT in March 2014. ZE  is a national interim reimbursement code granted by the InEk until a specific Diagnostic Related Group (DRG) code can be created.  A ZE code is dependent on having enough financial data related to the procedure to establish cost averages. We will focus our efforts in 2014 on ensuring that treatment and cost data from specific hospitals is provided to the InEk.

United Kingdom

In April 2013, interim funding for oncological procedures in the United Kingdom moved away from local Primary Care Trusts (PCTs) to a centralized body of cancer care commissioners. Delcath and its partner centers have identified existing Healthcare Resource Groups (HRG) code(s), which may allow hospitals to be covered for CHEMOSAT related costs. The Company is also working with the HRG organization that decides on new HRG codes with a view to gaining a dedicated and permanent reimbursement code in the future.

The Company is also supporting efforts seeking a block fund grant through the Commissioning Through Evaluation (CTE) process which may provide up to 50-75 ocular melanoma patients to be treated utilizing CHEMOSAT in three centers across the U.K. It is important to note that the CTE process has been driven by partner centers and their clinical community, with the centers applying for funding for a limited number of patients with ocular melanoma. The British healthcare system continues to evolve however, and ongoing changes to the CTE process and funding streams have resulted in delays and made the granting and timing of block funding difficult to predict. The current expectation is for the process to be completed by the end of the third quarter of 2014 with the funding, if any, becoming available in the fourth quarter of 2014. The entire CTE funding mechanism is a new process and these ongoing policy changes in the National Health Service (NHS) make it difficult to predict the likelihood of success in the near term.

In December 2013, the National Institute for Clinical Excellence (NICE), a non-departmental public body that provides guidance and advice to improve health and social care in the UK, initiated a clinical review of CHEMOSAT. NICE issued provisional draft recommendations for the use of CHEMOSAT in the UK, and invited the Company as well as physicians and other interested parties to comment. The NICE recommendations were open for public comment until January 22, 2014, and a decision on final clinical recommendations was made on May 28, 2014 indicating that, as the current body of evidence on the safety and efficacy of chemosaturation via percutaneous hepatic artery perfusion for primary or metastatic liver cancer is limited, the procedure should be performed within the context of research by clinicians with specific training in its use and techniques.  This may take the form of observational studies. With our anticipated Phase 2 HCC trial and the European Registry, we believe the data generated from these studies will help provide supporting clinical data and address the concerns raised by NICE relative to survival, quality of life and adverse events.  NICE may decide to conduct a Technology Appraisal of CHEMOSAT thereafter, the outcome of which could influence the long-term reimbursement status.

DELCATH SYSTEMS, INC.

Despite the NICE recommendations, public patients may continue to be treated in the UK through the Commissioning Through Evaluation (CTE) process or clinical trials. Private patients will continue to be treated through the established private treatment pathway.

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

Distribution Partners

As a result of the Company’s strategy to prioritize resources on the key direct markets of Germany and the United Kingdom, the Company expects that its distribution strategy will play a lesser role in its current commercial activities. In Spain, the Company has determined that there was no benefit to continuing with an indirect model and therefore terminated its relationship with its distributor in Spain. Similar to our strategy in Germany and United Kingdom, the Company has decided to pursue a direct market approach through a contract sales consultant in Spain as opportunities present.

Material Modifications to Rights of Security Holders

On February 24, 2014, at a Special Meeting of Stockholders of Delcath Systems, Inc., the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a specific ratio within a range from one-for-eight (1:8) to one-for-sixteen (1:16), inclusive, on or prior to December 31, 2014 and granted authorization to the Company’s Board of Directors to determine, in its sole discretion, whether to implement the reverse stock split, as well as its specific timing and ratio.

Following the approval by our stockholders, the Board approved a reverse stock split and on April 8, 2014, the Company, filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), which effected a reverse stock split of its common stock at a ratio of 1-to-16 (the “Reverse Stock Split”). Trading of the Company’s common stock on The NASDAQ Capital Market on a split-adjusted basis began at the opening of trading on April 9, 2014.

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

On April 24, 2014, the Company received a notification letter from The NASDAQ Stock Market advising the Company that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for 10 consecutive business days, and accordingly, the Company had regained compliance with Listing Rule 5550(a)(2) and the matter was considered closed. The Company believes the reverse stock split was necessary in order to maintain the Company’s listing on The NASDAQ Capital Market and to provide resources and flexibility with respect to capital sufficient to execute its business plans and strategy.

DELCATH SYSTEMS, INC.

Results of Operations for the Three and Six Months Ended June 30, 2014; Comparisons of Results of Operations for the Three and Six Months Ended June 30, 2013

Three months ended June 30, 2014 and June 30, 2013

Revenue

The Company recorded approximately $0.3 million in revenue related to product sales during the three months ended June 30, 2014. The Company did not record revenue during the same period of 2013.

Cost of Goods Sold

During the three months ended June 30, 2014, the Company recorded cost of goods sold of approximately $0.1 million. During the same period in 2013, the Company recorded cost of goods sold of approximately $0.3 million. As Delcath continues progress with clinical adoption in Europe and other parts of the world, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors whose purchase prices will be lower than direct-to-customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the three months ended June 30, 2014, selling, general and administrative expenses decreased to $4.6 million compared to $6.3 million for the three months ended June 30, 2013.  The decrease reflects the Company’s efforts to increase organizational efficiencies, including workforce restructurings that took place throughout 2013 and the first six months of 2014, partially offset by the lease restructuring charge the Company recorded in June of 2014.

Research and Development Expenses
For the three months ended June 30, 2014, research and development expenses decreased to $1.5 million compared to $4.0 million for the three months ended June 30, 2013. A significant portion of this reduction related to costs incurred for the Company’s NDA submission to the FDA in 2013. The Company has not incurred any such expenses thus far in 2014. Additional savings were also generated through the Company’s efforts to increase organizational efficiencies, including workforce restructurings that took place throughout 2013 and the first six months of 2014.

Interest Income
Interest income is from a money market account and interest earned on operating accounts. For the three months ended June 30, 2014, the Company had interest income of approximately $1,000 as compared to interest income of approximately $5,000 for the same period in 2013.

Other Expense and Interest Expense
Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 9 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.

Net Loss
The Company had a net loss for the three months ended June 30, 2014, of $4.6 million, a decrease of $0.9 million, or 16%, compared to a net loss of $5.5 million for the same period in 2013. This improvement in earnings is primarily due to a $4.2 million reduction in operating expenses coupled with a $0.5 million improvement in gross profit. As detailed above, the Company has been successful in reducing overall operational costs primarily related to the absence of an NDA filing in 2014 as well as through workforce restructurings that took place over the past twelve months. The savings from these reductions in operating expenses was mostly offset by a $3.8 million decline in derivative instrument income caused by a change in the fair value of the Company’s warrant liability, which is a non-cash expense.

DELCATH SYSTEMS, INC.

Six months ended June 30, 2014 and June 30, 2013

Revenue

The Company recorded approximately $0.6 million in revenue related to product sales during the six months ended June 30, 2014 compared to approximately $0.1 million of product revenue and $0.3 million of previously deferred revenue related to the Company’s agreement with Chi-Fu Trading Co. Ltd. during the same period of 2013.

Cost of Goods Sold

During the six months ended June 30, 2014, the Company recorded cost of goods sold of approximately $0.2 million. During the same period in 2013, the Company recorded cost of goods sold of approximately $0.4 million. As Delcath continues progress with clinical adoption in Europe and other parts of the world, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors whose purchase prices will be lower than direct-to- customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the six months ended June 30, 2014, selling, general and administrative expenses decreased to $8.4 million compared to $12.3 million for the six months ended June 30, 2013.  The decrease reflects the Company’s efforts to increase organizational efficiencies, including workforce restructurings that took place throughout 2013 and the first six months of 2014, partially offset by the lease restructuring charge the Company recorded in June of 2014.

Research and Development Expenses
For the six months ended June 30, 2014, research and development expenses decreased to $2.9 million compared to $8.5 million for the six months ended June 30, 2013. A significant portion of this reduction related to costs incurred for the Company’s NDA submission to the FDA in 2013. The Company has not incurred any such expenses thus far in 2014. Additional savings were also generated through the Company’s efforts to increase organizational efficiencies, including workforce restructurings that took place throughout 2013 and the first six months of 2014.

Interest Income
Interest income is from a money market account and interest earned on operating accounts. For the six months ended June 30, 2014, the Company had interest income of approximately $2,000 as compared to interest income of approximately $15,000 for the same period in 2013.

Other Expense and Interest Expense
Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 9 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.

Net Loss
The Company had a net loss for the six months ended June 30, 2014, of $9.9 million, a decrease of $8.4 million, or 46%, compared to the a loss of $18.3 million for the same period in 2013. This improvement in earnings is primarily due to a $9.4 million reduction in operating expenses coupled with a $0.4 million improvement in gross profit. As detailed above, the Company has been successful in reducing overall operational costs primarily related to the absence of an NDA filing in 2014 as well as through workforce restructurings that took place over the past twelve months. The savings from these reductions in operating expenses was partially offset by a $1.7 million decline in derivative instrument income caused by a change in the fair value of the Company’s warrant liability, which is a non-cash expense.

DELCATH SYSTEMS, INC.

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

At June 30, 2014, the Company had cash and cash equivalents totaling $27.3 million, as compared to cash, cash equivalents and certificates of deposit totaling $31.2 million and $32.3 million at December 31, 2013 and June 30, 2013, respectively. During the six months ended June 30, 2014, the Company used $8.4 million of cash in its operating activities, which compares to $21.5 million used for operating activities during the comparable six month period in 2013.  The decrease of $13.1 million is primarily driven by a reduction in NDA submission related costs and improved efficiency in organization and operations. The Company believes that its capital resources are adequate to fund operations through the first half of 2015.

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

In March 2013, the Company entered into a sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. During the six months ended June 30, 2014, the Company sold approximately 1.0 million shares of its common stock under the March 2013 Sales Agreement with Cowen and Company, LLC for proceeds of approximately $4.4 million, with net cash proceeds after related expenses of approximately $4.4 million. The shares were issued pursuant to registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital.

In December 2011, the Company filed a registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deemed prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012. The Company used this registration statement for its May 2012 public offering detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.  The Company subsequently filed a new shelf registration statement on Form S-3 (333-183675) with the SEC which became effective on October 9, 2012. This new shelf replaces the shelf registration filed in December 2011 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company used this registration statement for its Common Stock Purchase Agreement with Terrapin Opportunity, L.P. detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K. As of June 30, 2014, Delcath had approximately $80.4 million available under this registration statement, of which approximately $4.9 million is reserved for the potential issuance of shares upon the exercise of warrants.

DELCATH SYSTEMS, INC.

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

DELCATH SYSTEMS, INC.

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

In June 2009, the Company completed the sale of 0.1 million shares of its common stock and the issuance of warrants to purchase 0.1 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the six months ended June 30, 2014, 35,000 2009 Warrants were exercised for net proceeds of approximately $0.1 million. The 2009 Warrants had a five-year term which expired on June 15, 2014. The remaining liability after warrant exercises was credited to pre-tax derivative instrument income.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. At June 30, 2014, the 2012 Warrants were exercisable at $2.56 per share with 0.3 million warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the six months ended June 30, 2014, approximately 13,000 2012 Warrants were exercised for net proceeds of approximately $34,000.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The 2013 Warrants became exercisable on April 30, 2014 and at June 30, 2014, the 2013 Warrants were exercisable at $7.04 per share with 0.6 million warrants outstanding. The 2013 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. There were no 2013 Warrants exercised during the six months ended June 30, 2014.

The $1.9 million in proceeds allocated to the 2013 Warrants, the $3.4 million in proceeds allocated to the 2012 Warrants and the $2.2 million in proceeds allocated to the 2009 Warrants are classified as derivative instrument liabilities that are subject to mark-to-market adjustment each period. As a result, for the three and six month periods ended June 30, 2014, the Company recorded pre-tax derivative instrument income of $1.3 million and $1.1 million, respectively. The resulting derivative instrument liabilities totaled $1.1 million at June 30, 2014. Management expects that the warrants outstanding at June 30, 2014 will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2014 was determined by using an option pricing model assuming the following:

	2013 Warrants	2012 Warrants
Expected volatility	94.18%	111.35%
Risk-free interest rates	1.34%	0.11%
Expected life (in years)	4.33	0.92

DELCATH SYSTEMS, INC.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Delcath’s management, with the participation of its Interim Co-Chief Executive Officers, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s Interim Co-Chief Executive Officers concluded that Delcath’s disclosure controls and procedures as of June 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Interim Co-Chief Executive Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DELCATH SYSTEMS, INC.

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

On September 18, 2013, Lead Plaintiff filed a consolidated amended complaint, naming the Company and Eamonn P. Hobbs as defendants (the “Defendants”).  The consolidated amended complaint asserts that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements or omissions regarding the Company’s New Drug Application for its Melblez Kit (Melblez (melphalan) for Injection for use with the Delcath Hepatic Delivery System), for the treatment of patients with unresectable metastatic ocular melanoma in the liver.  The putative class period alleged in the amended complaint is April 21, 2010 through and including September 13, 2013. Lead Plaintiff seeks compensatory damages, equitable relief, and reasonable attorneys’ fees, expert fees and other costs.  On October 31, 2013, Defendants filed their motion to dismiss, which was subsequently denied on June 27, 2014.  On July 25, 2014, Defendants filed their respective answers to Lead Plaintiff’s consolidated amended complaint.  On July 29, 2014, the Court held a scheduling conference setting forth a case management plan.  The parties are proceeding with discovery.

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

DELCATH SYSTEMS, INC.

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

Plaintiffs anticipate filing an amended complaint on or before September 12, 2014, to which Defendants anticipate filing a motion to dismiss.

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

In July 2014, the parties in the Weinstein matter agreed to stipulate to stay the proceeding until the federal district court rules on the anticipated motion to dismiss in In re Delcath Systems, Inc. Derivative Shareholder Litigation, United States District Court for the Southern District of New York (Lead Case No. 1:13-cv-03494-LGS)

The defendants in the Weinstein matter deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

DELCATH SYSTEMS, INC.
Item1A.	Risk Factors

Delcath’s 2013 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

DELCATH SYSTEMS, INC.

Item 6.	Exhibits

Exhibit No.		Description

10.1	(1)	Sublease between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014

10.2	(2)	Agreement of Lease dated February 5, 2010 and Lease Modification, Extension and Additional Space Agreement dated September 27, 2010

31.1	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.3	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on May 28, 2014 and incorporated herein by reference.

(2)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010 and incorporated herein by reference.

DELCATH SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2014	DELCATH SYSTEMS, INC.
(Registrant)

	/s/Graham G. Miao	/s/Jennifer K. Simpson
	Graham G. Miao	Jennifer K. Simpson
	Interim Co-President and	Interim Co-President and
	Co-Chief Executive Officer,	Co-Chief Executive Officer,
	Chief Financial Officer	Global Head of Business Operations
	(Co-Principal executive officer and	(Co-Principal executive officer)
Principal financial officer)

DELCATH SYSTEMS, INC.

Exhibit Index

Exhibit No.		Description

10.1	(1)	Sublease between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014

10.2	(2)	Agreement of Lease dated February 5, 2010 and Lease Modification, Extension and Additional Space Agreement dated September 27, 2010

31.1	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Co-Principal executive officer Pursuant to Rule 13a 14.

31.3	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Interim Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	***	Certification of Principal financial officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

(1)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on May 28, 2014 and incorporated herein by reference.

(2)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010 and incorporated herein by reference.