Form 10-Q
period 2014-09-30
DELCATH SYSTEMS, INC.
filed 2014-11-05
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-16133

DELCATH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Avenue of the Americas, 43FL
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
Yes ☐  No ☒

As of November 4, 2014, 9,708,832 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$23,323	$31,249
Accounts receivables, net	157	349
Inventories, net	518	719
Prepaid expenses and other current assets	752	1,711
Total current assets	24,750	34,028
Property, plant and equipment, net	2,118	3,069
Total assets	$26,868	$37,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$114	$582
Accrued expenses	4,426	3,740
Warrant liability	555	2,310
Total current liabilities	5,095	6,632
Other non-current liabilities	1,088	366
Total liabilities	6,183	6,998

Commitments and contingencies (Note 11)	–	–

Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and December 31, 2013	–	–
Common stock, $.01 par value; 170,000,000 shares authorized; 9,515,175 and 8,394,397 shares issued and 9,448,903 and 8,392,641 shares outstanding at September 30, 2014 and December 31, 2013, respectively *	95	84
Additional paid-in capital	264,140	259,102
Accumulated deficit	(243,568)	(229,132)
Treasury stock, at cost; 1,757 shares at September 30, 2014 and December 31, 2013 *	(51)	(51)
Accumulated other comprehensive income	69	96
Total stockholders’ equity	20,685	30,099
Total liabilities and stockholders’ equity	$26,868	$37,097

* Reflects a one-for-sixteen (1:16) reverse stock split effected on April 8, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Product revenues	$217	$72	$778	$152
Other revenues	—	—	—	300
Total revenues	217	72	778	452

COSTS OF SALES
Costs of goods sold	(50)	(23)	(209)	(386)
Gross profit	167	49	569	66

OPERATING EXPENSES
Selling, general and administrative	4,538	4,573	12,956	16,919
Research and development	683	2,178	3,632	10,639
Total operating expenses	5,221	6,751	16,588	27,558
Loss from operations	(5,054)	(6,702)	(16,019)	(27,492)
OTHER INCOME (EXPENSE)
Change in fair value of warrant liability, net	519	(497)	1,612	2,345
Interest income	2	2	4	18
Other income (expense)	(25)	(9)	(33)	(404)
Net loss	$(4,558)	$(7,206)	$(14,436)	$(25,533)

LOSS PER COMMON SHARE
Basic and diluted loss per common share *	$(0.48)	$(1.15)	$(1.54)	$(4.35)

WEIGHTED AVERAGE COMMON SHARES
Basic and diluted weighted average common shares outstanding *	9,447,887	6,254,312	9,391,793	5,875,490

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	$(6)	$15	$(27)	$384
Comprehensive loss	$(4,564)	$(7,191)	$(14,463)	$(25,149)

* Reflects a one-for-sixteen (1:16) reverse stock split effected on April 8, 2014.

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(14,436)	$(25,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	321	407
Restricted stock compensation expense	96	179
Depreciation expense	742	866
Provision for inventory obsolescence	118	17
Warrant liability fair value adjustment	(1,612)	(2,345)
Loss on write-downs and disposals of equipment	147	5
Non-cash interest income	—	(1)
Changes in assets and liabilities:
Decrease in prepaid expenses and other current assets	937	305
Decrease in accounts receivable	187	36
Decrease in inventories	73	133
Increase (decrease) in accounts payable and accrued expenses	275	(3,149)
Increase in other non-current liabilities	723	189
Net cash used in operating activities	(12,429)	(28,891)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(113)
Proceeds from sales of property, plant and equipment	37	—
Net cash provided by (used in) investing activities	37	(113)

Cash flows from financing activities:
Net proceeds from sale of stock and exercise of warrants	4,489	32,218
Net cash provided by financing activities	4,489	32,218
Foreign currency effects on cash	(23)	795
Net (decrease) increase in cash and cash equivalents	(7,926)	4,009

Cash and cash equivalents:
Beginning of period	31,249	23,726
End of period	$23,323	$27,735

Supplemental non-cash activities:
Fair value of warrants exercised	$143	$219

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim Condensed Consolidated Financial Statements of Delcath Systems, Inc. (“Delcath” or the “Company”) for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the year ended December 31, 2013, which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

On April 8, 2014, the Company effected a one-for-sixteen (1:16) reverse stock split. Refer to Note 7 Stockholders’ Equity of these Condensed Consolidated Financial Statements for further information.

Description of Business

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS)—is designed to administer high dose chemotherapy to the liver, while controlling the systemic exposure to those agents. The Company's principal focus is on the treatment of primary and metastatic liver cancers.

In the United States (U.S.), Melphalan/HDS is considered a combination drug and device product, and is regulated as a drug by the U.S. Food and Drug Administration (FDA). Melphalan/HDS has not been approved for sale in the U.S. In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). In April 2012, we obtained authorization to affix a CE Mark for Generation Two CHEMOSAT.  The right to affix the CE Mark allows the Company to market and sell CHEMOSAT in Europe. The Company has initiated plans to investigate Melphalan/HDS for primary liver cancer.

The Company has incurred losses since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. Management believes that its capital resources are adequate to fund operations through the next twelve months, but anticipates that additional working capital will be required to continue operations. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainties and risks related to clinical research, product development; regulatory approvals; technology; patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing; marketing and sales experience; and dependence on key personnel.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim Condensed Consolidated Financial Statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2014 and 2013; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2013.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company expects to adopt this guidance when effective, and the potential impact on our financial statements is not currently estimable.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company expects to adopt this guidance when effective, and does not anticipate that this guidance will materially impact its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company expects to adopt this guidance when effective, and at the current time does not believe that it has met conditions which would subject its consolidated financial statements to the additional disclosures required by this guidance.

(2)	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$172	$249
Work-in-process	252	364
Finished goods	94	106
Total inventory	$518	$719

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2014	December 31, 2013
Kits for clinical use	$227	$287
Insurance premiums	184	407
Professional fees	160	377
Other[1]	181	640
Total prepaid expenses and other current assets	$752	$1,711

1 Other consists of various prepaid expenses and other current assets with no individual item accounting for more than 5% of the total balance at September 30, 2014 and December 31, 2013.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	September 30, 2014	December 31, 2013
Enterprise hardware and software	$1,982	$2,143
Leaseholds	1,642	1,749
Equipment	1,350	1,552
Furniture	955	957
Buildings and land	603	603
Property, plant and equipment, gross	6,532	7,004
Accumulated depreciation	(4,414)	(3,935)
Property, plant and equipment, net	$2,118	$3,069

Depreciation expense for the three and nine months ended September 30, 2014 was approximately $0.2 million and $0.7 million, respectively, as compared to approximately $0.3 million and $0.9 million for the same periods in 2013.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2014	December 31, 2013
Compensation, excluding taxes	$2,781	$1,866
Deferred rent	71	485
Professional fees	282	360
Short-term portion of lease restructuring	334	–
Other[1]	958	1,029
Total accrued expenses	$4,426	$3,740

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at September 30, 2014 and December 31, 2013.

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

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

For a description of the Company’s lease restructuring liability refer to Note 6 Restructuring Expenses of these Condensed Consolidated Financial Statements.

(6)	Restructuring Expenses

During 2013, the Company implemented workforce restructurings to reduce operating costs, better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 50 employees. During the second and third quarters of 2014, the Company implemented additional workforce restructurings that resulted in a total reduction in the Company’s workforce by eight employees. As a result of termination benefits provided to these 58 employees the Company has incurred a total restructuring charge of approximately $5.3 million for employee related expenses. At September 30, 2014, the remaining restructuring reserve of approximately $1.4 million is included in Accrued expenses on the Condensed Consolidated Balance Sheets.

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, during the quarter ended June 30, 2014, the Company implemented a plan to vacate and sub-lease office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), and had vacated and relinquished the premises to the sub-tenant as of June 30, 2014. Pursuant to Sub-lease #1, the sub-lease term commenced on July 1, 2014 and will expire on March 30, 2021, concurrent with the expiration of the Lease Agreement between Delcath and the landlord dated February 5, 2010 and subsequently modified by a Lease Modification, Extension and Additional Space Agreement between Delcath and the landlord dated September 27, 2010 (together the “Prime Lease”). At June 30, 2014, the Company’s future rent obligations for Suite 3500 under the Prime Lease over the remaining lease term of 81 months totaled approximately $3.6 million. Under Sub-lease #1 the Company will receive future sub-lease rental receipts totaling approximately $2.6 million, resulting in net future cash outflows of approximately $1.0 million. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company calculated the fair value of the remaining net cash flow liability for Suite 3500 and recorded a lease restructuring reserve of approximately $0.9 million as of June 30, 2014. Additionally, during the quarter ended June 30, 2014, the Company recorded contract termination costs related to Sub-lease #1 of approximately $150,000 and wrote off approximately $50,000 of unamortized leasehold improvements related to Suite 3500. The expenses related to this lease restructuring were recorded in Selling, general and administrative on the Condensed Consolidated Statements of Operations.

On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) with a third party for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”). On September 24, 2014, the Company received written consent from the landlord of the building with respect to Sub-lease #2, and had vacated and relinquished the premises to the sub-tenant as of September 30, 2014.  Pursuant to Sub-lease #2, the sub-lease term commenced on October 1, 2014 and will expire concurrently with the expiration of the Prime Lease on March 30, 2021.  At September 30, 2014, the Company’s future rent obligations for Suite 3505 under the Prime Lease over the remaining lease term of 78 months totaled approximately $3.4 million. Under Sub-lease #2 the Company will receive future sub-lease rental receipts totaling approximately $2.6 million, resulting in net future cash outflows of approximately $0.8 million. In accordance with ASC 420, Exit or Disposal Cost Obligations, the Company calculated the fair value of the remaining net cash flow liability for Suite 3505 and recorded a lease restructuring reserve of approximately $0.7 million as of September 30, 2014. Additionally, during the quarter ended September 30, 2014, the Company recorded contract termination costs related to Sub-lease #2 of approximately $150,000. The expenses related to this lease restructuring were recorded in Selling, General and Administrative expenses on the Condensed Consolidated Statements of Operations.  As of September 30, 2014, the total remaining lease restructuring liability for its leased office space at 810 Seventh Ave was approximately $1.4 million, of which approximately $0.3 million and $1.1 million were included in Accrued expenses and Other non-current liabilities on the Condensed Consolidated Balance Sheets, respectively.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

The following table provides the year-to-date activity of the Company’s restructuring reserves as of September 30, 2014:

(in thousands)	Employee Costs	Operating Lease
Reserve balance as of December 31, 2013	$2,019	$–
Charges	1,327	1,547
Payments / utilizations	(1,990)	(125)
Reserve balance as of September 30, 2014	$1,356	$1,422

(7)	Stockholders’ Equity

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

In March 2013, the Company entered into a new agreement with Cowen to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the first quarter of 2014 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.4 million, with net cash proceeds after related expenses of approximately $4.4 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. There were no shares of common stock sold under the ATM program during the second or third quarters of 2014. As of September 30, 2014, the Company has approximately $40.4 million remaining under the program subject to market conditions and certain limitations.

Committed Equity Financing Facility (“CEFF”) Program

In December 2012, the Company entered into a two-year agreement with Terrapin Opportunity, L.P. (“Terrapin”) for a CEFF program. Under the agreement Terrapin committed to purchase up to $35.0 million of Delcath common stock over a 24-month term. Since inception, the Company has sold approximately 0.5 million shares of its common stock through the program for total proceeds of approximately $11.1 million, with net cash proceeds after related expenses of approximately $10.8 million. As a result, there was approximately $23.9 million available under this CEFF program as of September 30, 2014. The shares were issued pursuant to an effective registration statement on Form S-3 (333-183675). The net proceeds have been used for general corporate purposes including, but not limited to, commercialization of our products, funding of our clinical trials, obtaining regulatory approvals, capital expenditures and general working capital needs. The Company does not anticipate selling any additional shares before the agreement expires in December 2014.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

Warrants

In June 2009, the Company completed the sale of 0.1 million shares of its common stock and the issuance of warrants to purchase 0.1 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of approximately $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the six months ended June 30, 2014, 35,000 2009 Warrants were exercised for net proceeds of approximately $0.1 million. The 2009 Warrants had a five-year term which expired on June 15, 2014. The remaining liability after warrant exercises was credited to pre-tax derivative instrument income as of June 30, 2014.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. At September 30, 2014, the 2012 Warrants were exercisable at $2.56 per share with approximately 260,000 warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the nine months ended September 30, 2014, approximately 14,000 2012 Warrants were exercised for net proceeds of approximately $34,000.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The 2013 Warrants became exercisable on April 30, 2014 and at September 30, 2014, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. There were no 2013 Warrants exercised during the nine months ended September 30, 2014.

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

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee and expire over varying terms, but not more than ten years from the date of grant. Stock option activity for the nine months ended September 30, 2014 is as follows:

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

	Stock Option Activity under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2013	252,158	$4.80 — $248.64	$57.90	7.36
Granted	75,000	$2.42	2.42
Forfeited	(80,399)	$4.80 — $248.64	62.11
Expired	(22,166)	$19.84 — $62.40	56.39
Outstanding at September 30, 2014	224,593	$4.80 — $245.12	$38.35	8.36

For the three and nine months ended September 30, 2014, the Company recognized compensation expense of approximately $0.1 million and $0.3 million, respectively, relating to stock options granted to employees.  For the three and nine months ended September 30, 2013, the Company recognized compensation income of approximately $0.2 million and compensation expense of approximately $0.4 million, respectively. The compensation income for the three months ended September 30, 2013 is a result of the cancellation of stock options related to the Company’s restructuring activities discussed further in Note 6 to these condensed consolidated financial statements.

There were 75,000 options granted during the nine months ended September 30, 2014. The estimated fair value of each option award granted during the nine month period ended September 30, 2014 and September 30, 2013 was determined on the date of grant using an option pricing model with the following assumptions:

	Nine months ended September 30,
	2014	2013
Dividend yield	None	None
Expected volatility	98.14%	86.16% — 93.9%
Weighted average volatility	98.14%	86.37%
Risk-free interest rates	1.61%	0.99% — 1.79%
Expected life (in years)	4.5	6.7

No dividend yield was assumed because the Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future. Volatilities were developed using the Company’s historical volatility. The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the stock options on the grant date. The expected option term is based on actual historical results.

Restricted stock activity for the nine months ended September 30, 2014 is as follows:

	Restricted Stock Activity under the Plans
	Restricted Stock	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	20,347	$16.84
Granted	62,504	2.60
Vested	(17,755)	49.68
Forfeited	(581)	14.06
Non-vested at September 30, 2014	64,515	$3.51

For the three and nine months ended September 30, 2014, the Company recognized compensation expense of approximately $0.04 million and $0.1 million, respectively, related to restricted stock granted to employees.  For the three and nine months ended September 30, 2013, the Company recognized compensation income of approximately $0.1 million and compensation expense of approximately $0.2 million, respectively. The compensation income for the three months ended September 30, 2013 is a result of the cancellation of restricted stock related to the Company’s restructuring activities discussed further in Note 6 to these condensed consolidated financial statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

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

For the three and nine months ended September 30, 2014, the Company recorded pre-tax derivative warrant income of $0.5 million and $1.6 million, respectively. The resulting derivative warrant liabilities totaled $0.6 million at September 30, 2014. In the event of a hypothetical 10% increase in the market price of our common shares on which the September 30, 2014 valuation was based, the value of the derivative liability would have increased by approximately $0.1 million. Management expects that the warrants will either be exercised or expire worthless. The fair value of the warrants at September 30, 2014 was determined by using an option pricing model with the following assumptions:

	2013 Warrants	2012 Warrants
Expected volatility	90.32%	77.31%
Risk-free interest rates	1.43%	0.08%
Expected life (in years)	4.08	0.67

Money Market Funds

The Company has determined that the inputs associated with the fair value determination of its money market funds are based on quoted prices (unadjusted) and, as a result, the investments have been classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2014
Assets
Money market funds	$1,945	$—	$—	$1,945
Liabilities
Warrant liability	$—	$—	$555	$555

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

The table below presents the activity within Level 3 of the fair value hierarchy for the nine months ended September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Warrant Liability
Beginning balance as of December 31, 2013	$2,310
Total change in the fair value of the liability included in earnings, including warrant expirations	(1,612)
Fair value of warrants exercised	(143)
Ending balance as of September 30, 2014	$555

(9)	Net Loss per Common Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. However, in certain periods in which the exercise price of the warrants was less than the last reported sales price of Delcath’s common stock on the final trading day of the period and there is a gain recorded pursuant to the change in fair value of the warrant derivative liability, the impact of gains related to the mark-to-market adjustment of the warrants outstanding at the end of the period is reversed and the treasury stock method is used to determine diluted earnings per share.

For the three and nine months ended September 30, 2014, basic and diluted net loss per common share are equal.

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2014 and 2013 because their effects would be anti-dilutive:

	September 30,
	2014	2013
Stock options	227,718	294,446
Unvested restricted shares	64,515	21,243
Warrants	850,138	339,994
Total	1,142,371	655,683

(10)	Taxes

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

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(11)	Commitment and Contingencies

The Company is a party to several legal proceedings. Refer to Part II, Item 1 Legal Proceedings in this Quarterly Report on Form 10-Q for more information.

(12)	Subsequent Events

Subsequent to the end of the third quarter through November 4, 2014, the Company sold approximately 0.3 million shares of its common stock under the March 2013 Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $0.4 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, funding of the Company’s clinical trials, commercialization of our products, obtaining regulatory approvals, capital expenditures and working capital. As of November 4, 2014, the Company has approximately $40.0 million remaining under the program.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2014 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending September 30, 2014 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2013  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

●	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

●	the commencement of future clinical trials and the results and timing of those clinical trials;

●	our ability to successfully commercialize CHEMOSAT/Melphalan/HDS, generate revenue and successfully obtain reimbursement for the procedure and System;

●	the progress and results of our research and development programs;

●	submission and timing of applications for regulatory approval and approval thereof;

●	our ability to successfully source certain components of the system and enter into supplier contracts;

●	our ability to successfully manufacture CHEMOSAT/Melphalan/HDS;

●	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and

●	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

DELCATH SYSTEMS, INC.

Delcath Systems, Inc. is a specialty pharmaceutical and medical device company focused on oncology. Our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS)—is designed to administer high dose chemotherapy to the liver, while controlling the systemic exposure to those agents. The Company's principal focus is on the treatment of primary and metastatic liver cancers.

In the United States (U.S.), Melphalan/HDS is considered a combination drug and device product, and is regulated as a drug by the U.S. Food and Drug Administration (FDA). Melphalan/HDS has not been approved for sale in the U.S. In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT). In April 2012, we obtained authorization to affix a CE Mark for Generation Two CHEMOSAT.  The right to affix the CE Mark allows the Company to market and sell CHEMOSAT in Europe. The Company has initiated plans to investigate Melphalan/HDS for several types of primary and metastatic cancers in the liver.

About CHEMOSAT/Melphalan/HDS
CHEMOSAT/Melphalan/HDS administer concentrated regional chemotherapy to the liver. This “whole organ” therapy is performed by first isolating the circulatory system of the liver, infusing the liver with chemotherapeutic agent, and filtering the blood prior to returning it to the patient. During the procedure, known as percutaneous hepatic perfusion (PHP), three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by proprietary filters. The filters absorb chemotherapeutic agent in the blood, thereby reducing systemic exposure to the drug, and related toxic side-effects, before the filtered blood is returned to the patient’s circulatory system.

Treatment with CHEMOSAT/Melphalan/HDS
Currently there are few effective treatment options for cancers in the liver. Traditional treatment options include surgery, chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. The most advanced application for which CHEMOSAT/Melphalan/HDS was evaluated is for the treatment of metastatic melanoma in the liver.  During the Company’s clinical trials, the procedure typically took approximately two to three hours. Patients remained in the intensive care unit overnight for observation after undergoing treatment with CHEMOSAT/Melphalan/HDS. Treatment with the CHEMOSAT/Melphalan/HDS is a repeatable procedure, and during clinical trials patients received an average of three procedures at approximately four to eight week intervals. A new disposable CHEMOSAT/Melphalan/HDS system is used for each treatment.

Cancers in the Liver – A Significant Unmet Need
Cancers of the liver remain a major unmet medical need globally.  According to GLOBOCAN and American Cancer Society (ACS) Facts & Figures 2008, approximately 1.2 million patients globally are diagnosed annually with primary liver cancer or cancer that has metastasized to the liver.  The liver is often the life limiting organ for cancer patients and one of the leading causes of cancer death. Patient prognosis is generally poor once cancer has spread to the liver.  Chemosat/Melphalan/HDS is a proprietary product uniquely positioned to treat the entire liver either as a standalone therapy or complementary with other therapies.

Clinical Development Program

The focus of the Company’s Clinical Development Program (CDP) is to generate clinical data for the CHEMOSAT/Melphalan/HDS in various disease states, validate the safety profile of the current version of the product and treatment procedure, and address requirements contained in the FDA’s Complete Response Letter (CRL) issued in September 2013. The Company believes that the improvements to the Melphalan HDS and the changes to the medical procedures used during treatment have addressed the procedure-related risks found during the previous Phase 1, 2, 3 clinical trials. The CDP is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory approvals in various jurisdictions, including the U.S.

The Company is advancing plans to initiate a pivotal phase 3 overall survival (OS) clinical trial in ocular melanoma that is metastatic to the liver. Based on the strength of the efficacy data in this disease obtained in its original Phase 1, 2 and 3 program, and the reports of an improved safety profile from over 130 patient treatments performed in a non-clinical trial setting in Europe, the Company is confident that this program can address the concerns raised by the FDA in its CRL. The Company also believes that this Phase 3 program for OM offers the fastest path to resubmission of a new NDA seeking U.S. regulatory approval in ocular melanoma liver metastases.

DELCATH SYSTEMS, INC.

In 2014, the Company’s efforts have been focused on initiating its Phase 2 clinical program to study CHEMOSAT/Melphalan/HDS for the treatment of hepatocellular carcinoma (HCC) and intrahepatic cholangiocarcinoma (ICC).  Phase 2 trials for HCC are now open for enrollment in both Europe and the U.S. The Company has announced plans to expand the Phase 2 program for HCC to include an additional cohort of patients with ICC.

The Company is also supporting data generation in other areas. The Company plans to initiate a prospective registry in Europe to collect data from cases performed in a commercial setting by year-end. This registry will gather data in multiple tumor types from commercial cases performed by participating cancer centers.

In addition to the prospective registry, the Company is also supporting two Investigator Initiated Trials (IITs) in Europe to further study CHEMOSAT in HCC and colorectal cancer metastasized to the liver (mCRC). The Company is considering supporting additional IITs as suitable opportunities present.

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

Global Phase 3 Ocular Melanoma Trial

Ocular melanoma is one of the cancer histologies with a high likelihood of metastasizing to the liver. Once ocular melanoma has spread to the liver, current evidence suggests median overall survival for these patients is generally four to six months. According to the ACS and other international health agencies, approximately 8,600 cases of ocular melanoma are diagnosed annually in the U.S. and Europe, with more than half of these patients expected to develop liver metastases. Currently there is no standard of care for patients with ocular melanoma liver metastases.

The Company is planning to initiate a Global Phase 3 trial in ocular melanoma liver metastases, using overall survival (OS) as a primary endpoint.   The Company will be working with the relevant Health Authorities in Europe and the U.S. with a view to initiating the trial in mid-2015. The Company believes that ocular melanoma liver metastases represent a high unmet medical need, and that pursuit of an indication in this disease state may be the fastest path to potential U.S. approval.

Hepatocellular Carcinoma (HCC) & Intrahepatic Cholangiocarcinoma (ICC)

Hepatobiliary cancers---including HCC and ICC---is one of the most prevalent and lethal forms of cancer. According to GLOBOCAN, an estimated 76,000 new cases of HCC are diagnosed in the U.S. and Europe annually. According to the ACS, the overall five-year survival rate for liver cancer patients in the U.S is approximately 15% compared to 68% for all cancer combined. Globally, with 782,000 new cases in 2012, HCC was the fifth most common cancer in men and the ninth in women according to GLOBOCAN. GLOBOCAN estimates indicate that HCC was responsible for 746,000 deaths in 2012 (9.1% of the total cancer deaths), making it the second most common cause of death from cancer worldwide.

The prognosis for liver cancer is very poor, as indicated by an overall ratio of mortality to incidence of 0.95.  The American Cancer Society’s Cancer Facts & Figures 2013 outlines the treatment options for HCC as follows: “Early stage HCC can sometimes be successfully treated with surgery in patients with sufficient healthy liver tissue; liver transplantation may also be an option. Surgical treatment of early stage HCC is often limited by pre-existing liver disease that has damaged the portion of the liver not affected by cancer. Patients whose tumors cannot be surgically removed may choose ablation (tumor destruction) or embolization, a procedure that cuts off blood flow to the tumor. Fewer treatment options exist for patients diagnosed at an advanced stage of the disease. Sorafenib (Nexavar) is a targeted drug approved for the treatment of HCC in patients who are not candidates for surgery.”

ICC is the second most common primary liver tumor and accounts for 3% of all gastrointestinal cancers.  Outside of resection which is the only cure for ICC, there is currently no standard of care (SOC).

Phase 2 Multi-Histology Clinical Trial - HCC Cohort

In the Company’s multi-arm Phase 2 clinical trial---conducted between 2005 and 2010 and using an early version of the CHEMOSAT/Melphalan/HDS and treatment protocol---five patients with HCC were treated with CHEMOSAT/Melphalan/HDS in the primary hepatic malignancy cohort.  Among these patients, one patient received four treatments, achieved a partial response lasting 12.22 months, and survived 20.47 months.  Three other patients with stable disease received 3-4 treatments, with hepatic progression free survival (hPFS) ranging 3.45 to 8.15 months, and overall survival (OS) ranging 5.26 to 19.88 months.  There was no evidence of extrahepatic disease progression.  The observed duration of hPFS and OS in this limited number of patients exceeded that generally associated with this patient population, and we believe constitutes a promising signal that warrants further clinical investigation.

DELCATH SYSTEMS, INC.

Phase 2 HCC/ICC Program

The Company has initiated a new clinical trial program in Europe and the U.S., with the goal of obtaining an efficacy and safety signal for Melphalan/HDS in the treatment of HCC. Due to differences in treatment practice patterns between Europe and the U.S., the Company has established separate European and U.S. trial protocols for the HCC Phase 2 program with different inclusion and exclusion patient selection criteria. The U.S. trial will assess the safety and efficacy of Melphalan/HDS followed by sorafenib; the European trial will assess the safety and efficacy of Melphalan/HDS without sorafenib. Clinical observations from the two trials are designed to be complementary. The first center in Germany, Johannes Wolfgang Goethe University Frankfurt (JWG), opened for enrollment in July 2014. The Company intends to open additional centers in Germany and the U.K., subject to the applicable authorizations and approvals including ethics committee approval at participating hospitals. The Company has also announced an expansion of the European Phase 2 trial in HCC to include a cohort of patients with ICC. The trial for this cohort will be conducted at the same centers participating in the Phase 2 HCC trial, and is expected to be open for enrollment by the end of 2014.  In the U.S., the Moffitt Cancer Center opened for enrollment in October 2014 and is expected to treat its first case prior to the end of 2014.

We anticipate data on the first eleven patients from both trials to be available in the first half of 2015, subject to timely enrollment of eligible patients. The Company is pursuing a staged clinical strategy HCC/ICC, starting with a Phase 2 clinical trial program followed by a Phase 3 trial if the initial responses from the Phase 2 study are positive.

European Clinical Data Generation

In addition, the Company plans to initiate a patient registry, which will prospectively collect data from the European commercial experience. The first hospital submitted the protocol to its Ethics Committee in January 2014 and, pending timely site participation, we anticipate the first site to be enrolling patients onto the registry during the second half of 2014.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Delcath intends to collect essential patient safety and efficacy information beginning with treatment centers in Germany.  Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  The Company believes the Patient Registry will provide valuable data and information from a commercial setting that can be used to support our efforts for clinical adoption and broad reimbursement in Europe.

European Investigator Initiated Trials

The Company is also presently supporting two IITs in Europe – one in colorectal carcinoma metastatic to the liver (mCRC) at Leiden University Medical Center in The Netherlands, and another in HCC at JWG in Germany. Both of these trials have opened for enrollment.   The Company expects to evaluate other IITs as suitable opportunities present in Europe. The Company believes IITs will serve to build clinical experience at key cancer centers, and will help support efforts to obtain full reimbursement in Europe.

Risks associated with CHEMOSAT/Melphalan/HDS
As with many cancer therapies, treatment with CHEMOSAT/Melphalan/HDS is associated with toxic side-effects and certain risks, some of which are potentially life-threatening. In Phase 1, 2, and 3 clinical trials using early versions of CHEMOSAT/Melphalan/HDS and treatment protocol, the integrated safety population of patients treated with CHEMOSAT/Melphalan/HDS showed these risks to include: a 4.1% incidence of deaths due to adverse reactions; 4% incidence of stroke; 2% incidence of myocardial infarction in the setting of an incomplete cardiac risk assessment; a ≥ 70% incidence of grade 4 bone marrow suppression with a median time of recovery of greater than 1 week; and 8% incidence of febrile neutropenia, along with the additive risk of hepatic injury, severe hemorrhage, and gastrointestinal perforation. The trials that comprised this integrated safety population used early versions of CHEMOSAT/Melphalan/HDS, including the Generation One filter, and did not include use of the Generation Two filter or procedural revisions currently employed. In this integrated safety population, deaths due to certain adverse reactions did not occur again during the clinical trials following the adoption of related protocol amendments.

DELCATH SYSTEMS, INC.

As a consequence of these identified risks and experience gained in non-clinical trial usage in Europe, Delcath has implemented further refinements to both the device and procedure. The procedure refinements have included modifications to the pre, peri and post procedure patient management and monitoring and the use of the following:  prophylactic administration of proton pump inhibitors, prophylactic platelet transfusions, prophylactic hydration at key pre-treatment intervals, use of vasopressor agents coupled with continuous monitoring for maintenance of blood pressure and prophylactic administration of growth factors to reduce risk of serious myelosuppression.

Reports from treating physicians in both Europe and the U.S. using the CHEMOSAT/Melphalan/HDS in a non-clinical trial setting have suggested that these product improvements and procedure refinements have improved the safety profile. Collection of formal clinical data in a controlled trial environment on the current product configuration and associated safety profile is a primary objective of the Company’s Enhanced Clinical Development Program.  The Company believes that product and procedure improvements, together with comprehensive multidisciplinary training, the risks associated with the procedure can be managed by experienced clinicians.

In clinical development, the Expanded Access Program (EAP), compassionate use, and IITs, the Melphalan/HDS has been used to treat 179 patients. Two compassionate use patients and two EAP patients have received at least 5 cycles Melphalan/HDS. In Europe, in a commercial, non-clinical trial setting, the CHEMOSAT/Melphalan/HDS has been used to perform 134 treatments on 90 patients.

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

A CRL is issued by the FDA when the review of a file is completed and questions remain that precludes approval of the NDA in its current form. The FDA comments included, but were not limited to, a statement that Delcath must perform another "well-controlled randomized trial(s) to establish the safety and efficacy of Melblez Kit using overall survival as the primary efficacy outcome measure," and which "demonstrates that the clinical benefits of Melblez Kit outweigh its risks." The FDA also requires that the additional clinical trial(s) be conducted using the product the Company intends to market. The Company held a meeting with FDA to clarify components of the CRL, during which it confirmed its understanding of device and procedure safety requirements contained in the CRL. We continue to believe that such an approval would meet a high unmet need in the U.S.

In the U.S., Melphalan/HDS is subject to regulation as a combination product, which means it is composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of Melphalan/HDS, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research (CDER) has primary jurisdiction over its pre-market development and review and the Company must pursue a new drug application pathway.

The process required by the FDA before drug product candidates may be marketed in the U.S. generally involves the following:

o	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;

o	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

DELCATH SYSTEMS, INC.

o	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

o	submission to the FDA NDA, after completion of all pivotal clinical trials;

o	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

o	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practice, or cGMP, regulations; and

o	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the U.S..

Drug development and regulatory approval is an inherently uncertain process with a high risk of failure at every stage of development.  The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product will be granted at all or on a timely basis.

Orphan Drug Exclusivity

Some jurisdictions, including the U.S., may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the Orphan Drug Act, the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. The orphan designation is granted for a drug entity and a specific indication and therefore it can be granted for an existing drug with a new (orphan) indication. Applications are made to the Office of Orphan Products Development at the FDA and a decision or request for more information is rendered in 60 days. NDAs for designated orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits up to 50% of research and development costs, and are granted a seven-year period of exclusivity upon approval. The FDA cannot approve the same drug for the same condition during this period of exclusivity, except in certain circumstances where a new product demonstrates superiority to the original treatment. Exclusivity begins on the date that the marketing application is approved by the FDA for the designated orphan drug, and an orphan designation does not limit the use of that drug in other applications outside the approved designation in either a commercial or investigational setting.

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

The granting of orphan drug designation does not mean that the FDA has approved a new drug. Companies must still pursue the rigorous development and approval process which requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product will be granted on a timely basis, if at all.

European Regulation

In the European Economic Area (EEA), CHEMOSAT is subject to regulation as a medical device. The EEA is composed of the 28 Member States of the European Union (EU) plus Norway, Iceland and Liechtenstein. Under the EU Medical Devices Directive (Directive No 93/42/ECC of 14 June 1993, as last amended), drug delivery products such as CHEMOSAT are governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Devices Directive apply to the safety and performance-related device features of the product. Because we do not intend to place CHEMOSAT on the EEA market as a single integral unit with melphalan, the product is governed solely by the EU Medical Devices Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.

DELCATH SYSTEMS, INC.

CHEMOSAT is regulated as a Class IIb medical device. As a Class IIb medical device, a Notified Body is not required to carry out an examination of the product’s design dossier as part of its conformity assessment prior to commercialization. The Company must continue to comply with the essential requirements of the EU Medical Devices Directive (Directive 93/42 EC) and is subject to a conformity assessment procedure requiring the intervention of a Notified Body.  The conformity assessment procedure for Class IIb medical devices requires the manufacturer to apply for the assessment of its quality system for the design, manufacture and inspection of its medical devices by a Notified Body.  The Notified Body will audit the system to determine whether it conforms to the provisions of the Medical Devices Directive.  If the Notified Body’s assessment is favorable it will issue a Full Quality Assurance Certificate, which enables the manufacturer to draw a Declaration of Conformity and affix the CE mark to the medical devices covered by the assessment. Thereafter, the Notified Body will carry out periodic audits to ensure that the approved quality system is applied by the manufacturer. In April 2012, the Company obtained authorization to affix a CE Mark for Generation Two CHEMOSAT.

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

European Sales and Marketing

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

Thus far in 2014 CHEMOSAT treatments have been performed in the United Kingdom, Germany, the Netherlands, France and Spain. During the nine months ending September 30, 2014 there were 59 CHEMOSAT treatments performed with 25 of these representing retreatments, compared to 27 CHEMOSAT treatments performed with eight of these representing retreatments for the same period in the prior year. Since its February 2012 launch in Europe, CHEMOSAT has been used to perform 140 treatments on 94 patients.

Since launching CHEMOSAT in Europe, treatments have been performed at 18 leading European cancer centers, most recently at Medizinische Hochschule Hannover (MHH), Germany. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver primarily ocular melanoma liver metastases, and other tumor types, including hepatocellular carcinoma, cholangeocarcinoma, and liver metastases from colorectal cancer, breast, and cutaneous melanoma.

DELCATH SYSTEMS, INC.

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

The InEk first established NUB Value 4 status for CHEMOSAT procedures in 2013, though we have been advised that hospitals did not successfully negotiate reimbursement budgets for CHEMOSAT in 2013. In 2014, we expect the process to be similar to 2013 and have been advised by several hospitals in Germany that they will focus their efforts primarily on NUB Value 1 negotiations rather than NUB 4 negotiations, and accordingly we do not expect there to be significant progress in obtaining reimbursement under NUB 4. The NUB is an annual process, and participating centers in Germany are required to apply each year for subsequent coverage under the NUB scheme. The 2015 NUB application was filed by the October 31, 2014 deadline.

The German Radiology Society resubmitted its application for ZE (Zusatzentgeld) for CHEMOSAT in March 2014, but this submission will not affect the relevant DRG codes in 2014. ZE is a national interim reimbursement code granted by the InEk until a specific DRG code can be created.  A ZE code is dependent on having enough financial data related to the procedure to establish cost averages, and the Company’s efforts are focused on ensuring that treatment and cost data from specific hospitals are provided to the InEk to support a future ZE application.

Separately, throughout 2014, physicians and patients in Germany continue to submit and receive approval for Individual Funding Requests (IFRs) granting reimbursement for the treatment of liver metastases with CHEMOSAT. IFRs are case-by-case appeals for reimbursement made to the patient’s insurance carrier (“sickness funds”). While each IFR is evaluated independently, the majority of these applications have been approved this year. These approvals have covered a range of sickness funds across a number of regions in Germany including ocular melanoma, cutaneous melanoma, intrahepatic cholangiocarcinoma, pancreatic cancer and sarcoma; and some were granted for multiple treatments of the same patients. We expect that IFRs will continue to be the key reimbursement vehicle in the German market for the remainder of 2014 and early 2015.

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

DELCATH SYSTEMS, INC.

The Company is also supporting efforts seeking a block fund grant through the Commissioning Through Evaluation (CTE) process which may provide up to 50-75 ocular melanoma patients to be treated utilizing CHEMOSAT in three centers across the U.K. It is important to note that the CTE process has been driven by partner centers and their clinical community, with the centers applying for funding for a limited number of patients with ocular melanoma. The British healthcare system continues to evolve however, and ongoing changes to the CTE process and funding streams have resulted in further delays and made the granting and timing of block funding difficult to predict. The current expectation is for the process to be completed by the end of the first quarter 2015 with the funding, if any, becoming available in the second quarter of 2015. The entire CTE funding mechanism is a new process and these ongoing policy changes in the National Health Service (NHS) make it difficult to predict the likelihood of success in the near term.

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

Other European Markets

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

Distribution Partners

As a result of the Company’s strategy to prioritize resources on the key direct markets of Germany and the United Kingdom, the Company expects that its distribution strategy will play a lesser role in its current commercial activities. In Spain, the Company has determined that there was no benefit to continuing with an indirect model and therefore terminated its relationship with its distributor in Spain. Similar to our strategy in Germany and the United Kingdom, the Company has decided to pursue a direct market approach through a contract sales consultant in Spain as opportunities present.

Management Transition

In September 2014, the Company announced the reorganization of the Company's leadership under which Dr. Jennifer Simpson was appointed interim President and CEO.  Dr. Simpson served as interim Co-President and interim Co-CEO of Delcath since September 2013.  Dr. Graham Miao, who had served as interim Co-President, interim Co-CEO and CFO, left the Company at the end of September to pursue other opportunities. Barbra Keck, Vice President, Controller & Principal Accounting Officer assumed the responsibilities of Principal Financial Officer.  Dr. Roger G. Stoll, who has been a member of the Delcath Board of Directors since 2008, was appointed to the newly created position of Executive Chairman.  He succeeds Gabriel Leung, who stepped down from his position as Chairman of the Board.  Mr. Leung will remain on the Company’s Board.

DELCATH SYSTEMS, INC.

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

Results of Operations for the Three and Nine Months Ended September 30, 2014; Comparisons of Results of Operations for the Three and Nine Months Ended September 30, 2013

Three months ended September 30, 2014 and September 30, 2013

Revenue

The Company recorded approximately $0.2 million in revenue related to product sales during the three months ended September 30, 2014. The Company recorded approximately $0.1 million in revenue during the same period of 2013.

Cost of Goods Sold

During the three months ended September 30, 2014, the Company recorded cost of goods sold of approximately $50,000. During the same period in 2013, the Company recorded cost of goods sold of approximately $23,000. As Delcath continues progress with clinical adoption, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors whose purchase prices will be lower than direct-to-customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the three month periods ended September 30, 2014 and 2013, selling, general and administrative expenses were $4.5 million and $4.6 million, respectively. Included in these amounts are lease and workforce restructuring charges of $1.4 million in 2014 and workforce restructuring charges of $1.2 million in 2013. Excluding these restructuring charges, selling, general and administrative expenses were $3.1 million for the three months ended September 30, 2014 compared to $3.4 million for the three months ended September 30, 2013, a decrease of $0.3 million.  The decrease in personnel and related expenses as a result of the Company’s successful efforts to increase organizational efficiencies was offset by one-time expenses related to vacating the Company’s offices at 810 Seventh Avenue, including contract termination costs and the write down of leasehold improvements.

DELCATH SYSTEMS, INC.

Research and Development Expenses

For the three month period ended September 30, 2014, research and development expenses were $0.7 million compared to $2.2 million for the three month period ended September 30, 2013, a decrease of $1.5 million. A significant portion of this decrease is related to the phasing out of the Company’s medical science liaison program and the Company’s successful efforts to increase organizational efficiencies.

Interest Income

Interest income is from a money market account and interest earned on operating accounts. For the three months periods ended September 30, 2014 and 2013, the Company had interest income of approximately $2,000 and $2,000, respectively.

Other Expense and Interest Expense

Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 9 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2014, of $4.6 million, a decrease of $2.6 million, or 36.1%, compared to a net loss of $7.2 million for the same period in 2013. This decrease in net loss is primarily due to a $1.5 million reduction in operating expenses, a $0.1 million improvement in gross profit, and a $1.0 million favorable change in the fair value of the warrant liability, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013, reduced expenses related to its NDA submission and phased out its medical science liaison program.

Nine months ended September 30, 2014 and September 30, 2013

Revenue

The Company recorded approximately $0.8 million in revenue related to product sales during the nine months ended September 30, 2014 compared to approximately $0.2 million of product revenue and $0.3 million of previously deferred other revenue related to the Company’s agreement with Chi-Fu Trading Co. Ltd. during the same period of 2013.

Cost of Goods Sold

During the nine months ended September 30, 2014, the Company recorded cost of goods sold of approximately $0.2 million. During the same period in 2013, the Company recorded cost of goods sold of approximately $0.4 million, which included the recognition of an inventory reserve of approximately $0.3 million. As Delcath continues progress with clinical adoption, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors whose purchase prices will be lower than direct-to- customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the nine month periods ended September 30, 2014 and 2013, selling, general and administrative expenses were $13.0 million and $16.9 million, respectively. Included in these amounts are lease and workforce restructuring charges of $2.3 million in 2014 and workforce restructuring charges of $2.5 million in 2013. Excluding these restructuring charges, selling, general and administrative expenses were $10.7 million for the nine months ended September 30, 2014 compared to $14.4 million for the nine months ended September 30, 2013, a decrease of $3.7 million.  A significant portion of this decrease is related to reduced personnel and related expenses as a result of the Company’s 2013 workplace restructurings.

DELCATH SYSTEMS, INC.

Research and Development Expenses

For the nine month periods ended September 30, 2014 and 2013, research and development expenses were $3.6 million and $10.6 million, respectively. Included in these amounts are workforce restructuring charges of $0.6 million in 2014 and $0.2 million in 2013. Excluding these restructuring charges, research and development expenses were $3.0 million for the nine months ended September 30, 2014 compared to $10.4 million for the nine months ended September 30, 2013, a decrease of $7.4 million. A significant portion of this decrease is related to costs incurred for the Company’s NDA submission to the FDA in 2013, the phasing out of the Company’s medical science liaison program, and the Company’s successful efforts to increase organizational efficiencies.

Interest Income

Interest income is from a money market account and interest earned on operating accounts. For the nine months ended September 30, 2014, the Company had interest income of approximately $4,000 as compared to interest income of approximately $18,000 for the same period in 2013. The decrease in interest income was due to the combination of lower average daily cash balances in 2014 compared to 2013, and lower interest rates on those balances in 2014 compared to 2013.

Other Expense and Interest Expense

Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 9 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.

Net Loss

The Company recorded a net loss for the nine months ended September 30, 2014, of $14.4 million, a decrease of $11.1 million, or 43.5%, compared to a net loss of $25.5 million for the same period in 2013. The decrease in net loss is primarily the result of an $11.0 million reduction in the Company’s operating expenses and a $0.5 million improvement in gross profit. This was partially offset by a $0.75 million decline in derivative instrument income, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013, reduced expenses related to its NDA submission and phased out its medical science liaison program.

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

At September 30, 2014, the Company had cash and cash equivalents totaling $23.3 million, as compared to cash, cash equivalents and certificates of deposit totaling $31.2 million and $27.7 million at December 31, 2013 and September 30, 2013, respectively. During the nine months ended September 30, 2014, the Company used $12.4 million of cash in its operating activities, which compares to $28.9 million used for operating activities during the comparable nine month period in 2013.  The decrease of $16.5 million is primarily driven by a reduction in NDA submission related costs and improved efficiency in organization and operations. The Company believes that its capital resources are adequate to fund operations through the next twelve months.

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

DELCATH SYSTEMS, INC.

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

In March 2013, the Company entered into a sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. During the nine months ended September 30, 2014, the Company sold approximately 1.0 million shares of its common stock under the March 2013 Sales Agreement with Cowen and Company, LLC for proceeds of approximately $4.4 million, with net cash proceeds after related expenses of approximately $4.4 million. The shares were issued pursuant to registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital.

In December 2011, the Company filed a registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deemed prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012. The Company used this registration statement for its May 2012 public offering detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.  The Company subsequently filed a new shelf registration statement on Form S-3 (333-183675) with the SEC which became effective on October 9, 2012. This new shelf replaces the shelf registration filed in December 2011 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company used this registration statement for its Common Stock Purchase Agreement with Terrapin Opportunity, L.P. detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K. As of September 30, 2014, Delcath had approximately $80.4 million available under this registration statement, of which approximately $4.8 million is reserved for the potential issuance of shares upon the exercise of warrants.

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

DELCATH SYSTEMS, INC.

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

In June 2009, the Company completed the sale of 0.1 million shares of its common stock and the issuance of warrants to purchase 0.1 million common shares (the “2009 Warrants”) pursuant to a subscription agreement with a single investor. The Company received proceeds of $3.0 million, with net cash proceeds after related expenses from this transaction of $2.7 million. Of those proceeds, the Company allocated an estimated fair value of $2.2 million to the 2009 Warrants. As required by the 2009 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the six months ended June 30, 2014, 35,000 2009 Warrants were exercised for net proceeds of $0.1 million. The 2009 Warrants had a five-year term which expired on June 15, 2014. The remaining liability after warrant exercises was credited to pre-tax derivative instrument income as of June 30, 2014.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s October 2013 sale of common stock and warrants. At September 30, 2014, the 2012 Warrants were exercisable at $2.56 per share with 260,000 warrants outstanding. The 2012 Warrants have a three-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. During the nine months ended September 30, 2014, 14,000 2012 Warrants were exercised for net proceeds of $34,000.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The 2013 Warrants became exercisable on April 30, 2014 and at September 30, 2014, the 2013 Warrants were exercisable at $7.04 per share with 0.6 million warrants outstanding. The 2013 Warrants have a five-year term. The shares and warrants were issued pursuant to an effective registration statement on Form S-3. There were no 2013 Warrants exercised during the nine months ended September 30, 2014.

The proceeds allocated to the 2009 Warrants, 2012 Warrants and 2013 Warrants were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the three and nine month periods ended September 30, 2014, the Company recorded pre-tax derivative instrument income of $0.5 million and $1.6 million, respectively. The unexercised 2009 Warrants expired on June 15, 2014, while the fair value of the 2012 Warrants and 2013 Warrants totaled $0.6 million at September 30, 2014. Management expects that the warrants outstanding at September 30, 2014 will either be exercised or expire worthless. The fair value of the remaining Warrants at September 30, 2014 was determined by using an option pricing model assuming the following:

	2013 Warrants	2012 Warrants
Expected volatility	90.32%	77.31%
Risk-free interest rates	1.43%	0.08%
Expected life (in years)	4.08	0.67

DELCATH SYSTEMS, INC.
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Delcath’s management, with the participation of its Interim Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Interim Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of September 30, 2014 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Interim Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2013, Lead Plaintiff filed a consolidated amended complaint, naming the Company and Eamonn P. Hobbs as defendants (the “Defendants”).  The consolidated amended complaint asserts that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements or omissions regarding the Company’s New Drug Application for its Melblez Kit (Melblez (melphalan) for Injection for use with the Delcath Hepatic Delivery System), for the treatment of patients with unresectable metastatic ocular melanoma in the liver.  The putative class period alleged in the amended complaint is April 21, 2010 through and including September 13, 2013. Lead Plaintiff seeks compensatory damages, equitable relief, and reasonable attorneys’ fees, expert fees and other costs.  On October 31, 2013, Defendants filed their motion to dismiss, which was subsequently denied on June 27, 2014.  On July 25, 2014, Defendants filed their respective answers to Lead Plaintiff’s consolidated amended complaint.  On July 29, 2014, the Court held a scheduling conference setting forth a case management plan.  The parties are proceeding with discovery.  On October 15, 2014, Lead Plaintiff served Defendants with a Motion for Class Certification.  Defendants anticipate serving a response to this Motion by November 25, 2014.

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

On September 12, 2014, Plaintiffs Vincent Orlando and Carol Orlando filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Complaint”) in the Consolidated Derivative Case.  The Amended Complaint is brought against the Individual Defendants, and names the Company as a nominal defendant (collectively, the “Defendants”).  The Amended Complaint alleges breaches of fiduciary duty against the Individual Defendants for disseminating false and misleading information and for failing to properly oversee and manage the company.  In addition, the Amended Complaint alleges claims for gross mismanagement, contribution and indemnification, abuse of control, and waste of corporate assets.  The relevant time period alleged in the Amended Complaint is April 21, 2010 through the present.  The Plaintiffs in the Amended Complaint seek damages as well as reasonable costs and attorneys’ fees.  On October 27, 2014, Defendants served Plaintiffs with their Motion to Dismiss the Amended Complaint.

The Individual Defendants in the Consolidated Derivative Case deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

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

In July 2014, the parties in the Weinstein matter agreed to stipulate to stay the proceeding until the federal district court rules on the anticipated motion to dismiss in In re Delcath Systems, Inc. Derivative Shareholder Litigation, United States District Court for the Southern District of New York (Lead Case No. 1:13-cv-03494-LGS).

The Individual Defendants in the Weinstein matter deny any wrongdoing, believe the claims are baseless, and will defend accordingly.

DELCATH SYSTEMS, INC.

Item 1A.	Risk Factors

Delcath’s 2013 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

DELCATH SYSTEMS, INC.

Item 6.	Exhibits

Exhibit No.		Description

10.1	(1)	Agreement of Lease dated February 5, 2010 and Lease Modification, Extension and Additional Space Agreement dated September 27, 2010

10.2	(2)	Sublease Agreement between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014

10.3	(3)	Sublease Agreement between Delcath Systems, Inc. and ICV Partners, LLC dated August 18, 2014

10.4	(3)	License Agreement between Delcath Systems, Inc. and Dresdner Kleinwort Group Holdings, LLC dated September 23, 2014

31.1	**	Certification by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010 and incorporated herein by reference.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on May 28, 2014 and incorporated herein by reference.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 30, 2014 and incorporated herein by reference.

DELCATH SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2014	DELCATH SYSTEMS, INC.
(Registrant)

/s/Jennifer K. Simpson
Jennifer K. Simpson
Interim President and Chief Executive Officer
(Principal Executive Officer)

DELCATH SYSTEMS, INC.

Exhibit Index

Exhibit No.		Description

10.1	(1)	Agreement of Lease dated February 5, 2010 and Lease Modification, Extension and Additional Space Agreement dated September 27, 2010

10.2	(2)	Sublease Agreement between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014

10.3	(3)	Sublease Agreement between Delcath Systems, Inc. and ICV Partners, LLC dated August 18, 2014

10.4	(3)	License Agreement between Delcath Systems, Inc. and Dresdner Kleinwort Group Holdings, LLC dated September 23, 2014

31.1	**	Certification by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.

***	Furnished herewith.

(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010 and incorporated herein by reference.

(2)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on May 28, 2014 and incorporated herein by reference.

(3)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 30, 2014 and incorporated herein by reference.