Form 10-Q
period 2015-03-31
DELCATH SYSTEMS, INC.
filed 2015-05-06
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, 12,169,706 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$18,462	$20,469
Accounts receivables, net	312	174
Inventories	274	349
Prepaid expenses and other current assets	982	974
Total current assets	20,030	21,966
Property, plant and equipment, net	1,620	1,798
Total assets	$21,650	$23,764

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$268	$748
Accrued expenses	3,135	3,603
Warrant liability	836	225
Total current liabilities	4,239	4,576
Other non-current liabilities	987	1,043
Total liabilities	5,226	5,619

Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $.01 par value; 170,000,000 shares authorized; 12,200,397 and 9,740,397 shares issued and 12,169,706 and 9,708,841 shares outstanding at March 31, 2015 and December 31, 2014, respectively	122	97
Additional paid-in capital	266,349	264,592
Accumulated deficit	(250,002)	(246,513)
Treasury stock, at cost; 1,757 shares at March 31, 2015 and December 31, 2014, respectively	(51)	(51)
Accumulated other comprehensive income	6	20
Total stockholders' equity	16,424	18,145
Total liabilities and stockholders' equity	$21,650	$23,764

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Revenue	$444	$310
Cost of goods sold	133	93
Gross profit	311	217

Operating expenses:
Selling, general and administrative	3,040	3,819
Research and development	979	1,457
Total operating expenses	4,019	5,276
Operating loss	(3,708)	(5,059)
Change in fair value of the warrant liability, net	209	(205)
Interest income	2	1
Other income (expense) and interest income (expense)	9	(15)
Net loss	$(3,488)	$(5,278)
Other comprehensive income (loss):
Foreign currency translation adjustments	$(14)	$(2)
Comprehensive loss	$(3,502)	$(5,280)

Common share data:
Basic and diluted loss per share	$(0.32)	$(0.57)

Weighted average number of basic and diluted common shares outstanding	10,857,142	9,300,078

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,488)	$(5,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	102	178
Restricted stock compensation expense	22	42
Depreciation expense	196	249
Loss on disposal of equipment	—	82
Warrant liability fair value adjustment	(209)	205
Non-cash interest income	(1)	—
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(14)	419
Decrease (increase) in accounts receivable	(156)	169
Decrease (increase) in inventories	65	99
Increase (decrease) in accounts payable and accrued expenses	(877)	(512)
Increase (decrease) in other non-current liabilities	(54)	(140)
Net cash used in operating activities	(4,414)	(4,487)

Cash flows from investing activities:
Purchase of property, plant and equipment	(45)	—
Net cash (used in) provided by investing activities	(45)	—

Cash flows from financing activities:
Net proceeds from sale of stock	2,479	4,495
Net cash provided by financing activities	2,479	4,495
Foreign currency effects on cash and cash equivalents	(27)	(3)
Net (decrease) increase in cash and cash equivalents	(2,007)	5

Cash and cash equivalents:
Beginning of period	20,469	31,249
End of period	$18,462	$31,254

Supplemental non-cash activities:
Fair value of warrants issued	$820	$—
Fair value of warrants exercised	$—	$116

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) for the three months ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2015 and 2014; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2014. There were no newly adopted policies or significant change in existing policies that occurred during the quarter ended March 31, 2015.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Raw materials	$166	$203
Work-in-process	72	63
Finished goods	36	83
Total inventory	$274	$349

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Insurance premiums	$394	$591
Kits for clinical use	145	161
Taxes	143	5
Other	300	217
Total prepaid expenses and other current assets	$982	$974

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Leaseholds	$1,633	$1,629
Enterprise hardware and software	1,569	1,573
Furniture	355	361
Equipment	1,387	1,380
Buildings and land	603	603
Property, plant and equipment, gross	5,547	5,546
Accumulated depreciation	(3,927)	(3,748)
Property, plant and equipment, net	$1,620	$1,798

Depreciation expense for both the three months ended March 31, 2015 and 2014 was approximately $0.2 million.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Compensation, excluding taxes	$1,937	$2,187
Professional fees	249	341
Short-term portion of lease restructuring	209	239
Deferred rent	43	58
Other	697	778
Total accrued expenses	$3,135	$3,603

(6)	Restructuring Expenses

Beginning in 2013, the Company has implemented several workforce restructurings to reduce operating costs, better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 59 employees. As a result of termination benefits provided to these employees the Company has incurred a total restructuring charge of approximately $5.5 million for employee related expenses. At March 31, 2015, the remaining restructuring reserve of approximately $0.9 million is included in Accrued expenses on the condensed consolidated balance sheets.

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company has entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) with a third party for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of March 31, 2015, the total remaining lease restructuring liability for its leased office space was approximately $1.2 million, of which approximately $0.2 million and $1.0 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of March 31, 2015:

(in thousands)	Employee Costs	Lease Liability
Reserve balance at December 31, 2014	$824	$1,282
Charges	403	—
Payments/Utilizations	(358)	(87)
Reserve balance at March 31, 2015	$869	$1,195

(7)	Stockholders’ Equity

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

At-the-Market (“ATM”) Programs

In March 2013, the Company entered into an agreement with Cowen and Company LLC (“Cowen”) to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the year ended December 31, 2014 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.8 million, with net cash proceeds after related expenses of approximately $4.7 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of March 31, 2015, the Company has approximately $39.9 million remaining under the program subject to market conditions and certain limitations.

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

Warrants

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. At March 31, 2015, the 2012 Warrants were exercisable at $0.82 per share with approximately 260,000 warrants outstanding. The 2012 Warrants have a three-year term.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The 2013 Warrants became exercisable on April 30, 2014 and at March 31, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the 2015 Warrants.  At March 31, 2015, the 2015 Warrants were exercisable at $1.38 per share with approximately 1.1 million warrants outstanding.  The 2015 Warrants have a five-year term.

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

For the three months ended March 31, 2015, the Company recognized compensation expense of approximately $0.1 million relating to stock options granted to employees.  For the three months ended March 31, 2014, the Company recognized compensation expense of approximately $0.2 million.

For the three months ended March 31, 2015, the Company recognized compensation expense of approximately $0.02 million related to restricted stock granted to employees.  For the three months ended March 31, 2014, the Company recognized compensation expense of approximately $0.04 million.

There were no stock options or restricted stock awards granted during the three months ended March 31, 2015 or 2014.

(8)	Fair Value Measurements

Derivative Warrant Liability

As disclosed in Note 7 Stockholders’ Equity of these condensed consolidated financial statements, the Company allocated part of the proceeds of public offerings in 2012, 2013 and 2015 of the Company’s common stock to warrants (“the Warrants”) issued in connection with those transactions. The valuation of the warrants was determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to the holders ability to exercise the warrants at any time before the expiration date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing model against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The riskless rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

For the three months ended March 31, 2015, the Company recorded pre-tax derivative warrant income of $0.2 million. The resulting derivative warrant liabilities totaled $0.8 million at March 31, 2015. In the event of a hypothetical 10% increase in the market price of our common shares on which the March 31, 2015 valuation was based, the value of the derivative liability would have increased by approximately $0.1 million. Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2015 was determined by using an option pricing model with the following assumptions:

	2015 Warrants	2013 Warrants	2012 Warrants
Expected volatility	89.08%	90.64%	76.58%
Risk-free interest rates	1.31%	1.01%	0.03%
Expected life (in years)	4.88	3.58	0.17

Money Market Funds

The Company has determined that the inputs associated with the fair value determination of its money market funds are based on quoted prices (unadjusted) and, as a result, the investments have been classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2015
Assets
Money market funds	$1,943	$—	$—	$1,943
Liabilities
Derivative instrument liabilities	$—	$—	$836	$836

The table below presents the activity within Level 3 of the fair value hierarchy for the three months ended March 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2014	$225
Total change in the liability included in earnings	(209)
Fair value of warrants issued	820
Balance at March 31, 2015	$836

(9)	Net Loss per Common Share

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

For the three months ended March 31, 2015 and 2014, basic and diluted net loss per common share are equal.

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2015 and 2014 because their effects would be anti-dilutive:

	March 31,
	2015	2014
Stock options	274,229	237,829
Unvested restricted shares	28,934	18,663
Warrants	1,957,157	891,368
Total	2,260,320	1,147,860

(10)	Taxes

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 included in the Company’s 2014 Annual Report on Form 10-K to provide an understanding of its results of operations, financial condition and cash flows.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2015 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending March 31, 2015 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2014  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•	the commencement of future clinical trials and the results and timing of those clinical trials;
•	our ability to successfully commercialize CHEMOSAT/Melphalan/HDS, generate revenue and successfully obtain reimbursement for the procedure and System;
•	the progress and results of our research and development programs;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully source certain components of the system and enter into supplier contracts;
•	our ability to successfully manufacture CHEMOSAT/Melphalan/HDS;
•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this report as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s 2014 Annual Report on Form 10-K.

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

Ocular Melanoma

Ocular melanoma is one of the cancer histologies with a high likelihood of metastasizing to the liver. We estimate that up to 8,600 cases of ocular melanoma are diagnosed in the U.S. and Europe annually, and that approximately 55% of these patients will develop metastatic disease. Of metastatic cases of ocular melanoma, we estimate that approximately 90% of patients will develop liver involvement. Once ocular melanoma has spread to the liver, current evidence suggests median overall survival for these patients is generally six to eight months. Currently there is no standard of care for patients with ocular melanoma liver metastases. As a result, we estimate that up to 4,300 patients with ocular melanoma liver metastases in the U.S. and Europe may be eligible for treatment with the Melphalan/HDS.

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

Clinical Development Program

The focus of our CDP is to generate clinical data for the CHEMOSAT/Melphalan/HDS in various disease states and validate the safety profile of the current version of the product and treatment procedure. The program also seeks to address the requirements contained in the FDA’s Complete Response Letter (CRL) received in September 2013, which was issued in response to our New Drug Application, which we submitted in 2012 seeking an indication in ocular melanoma liver metastases. We believe that the improvements we have made to CHEMOSAT/Melphalan/HDS and to the PHP procedure have addressed the severe toxicity and procedure-related risks observed during the previous Phase 2 and 3 clinical trials. The CDP is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory approvals in various jurisdictions, including the U.S.

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

Phase 2 Hepatocellular Carcinoma (HCC) & Intrahepatic Cholangiocarcinoma (ICC) Program

We have initiated a new clinical trial program in Europe and the U.S., with the goal of obtaining an efficacy and safety signal for Melphalan/HDS in the treatment of HCC and ICC. Due to differences in treatment practice patterns between Europe and the U.S., we established separate European and U.S. trial protocols for the HCC Phase 2 program with different inclusion and exclusion patient selection criteria:

•

Protocol 201 – Conducted in the U.S., this trial will assess the safety and efficacy of Melphalan/HDS followed by sorafenib. The trial will evaluate overall response rate via modified Response Evaluation Criteria in Solid Tumors (mRECIST), progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life. The Moffitt Cancer Center opened for enrollment in this trial October 2014, and Montefiore  Medical Center in April 2015.

•

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

•

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

European Clinical Data Generation

On April 2, 2015 we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and Quality of Life (QoL) information using observational study methods. This registry will gather data in multiple tumor types from commercial cases performed by participating cancer centers in Europe.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  However, we believe the Patient Registry will provide a valuable data repository from a commercial setting that can be used to support clinical adoption and reimbursement in Europe.

Recent Data Presentation

In March 2015, results from a single-center retrospective study were presented in at the Society of Surgical Oncology (SSO) Annual Meeting. In a poster presented by Andrea Abbott, M.D., Surgical Oncology, Moffitt Cancer Center entitled Hepatic Progression Free and Overall Survival after Regional Therapy to the Liver for Metastatic Melanoma, investigators evaluated outcomes from 30 patients with cutaneous or uveal melanoma that metastasized to the liver following treatment with yttrium-90 (Y90), chemoembolization (CE) or percutaneous hepatic perfusion (PHP) with Melphalan/HDS.  Outcomes on hepatic progression free survival (HPFS), progression free survival (PFS) and overall survival (OS) were compared. In the study six patients received Y90, 10 patients were treated with PHP, 12 patients were treated with CE, one patient received Y90 after PHP and one patient received PHP following treatment with CE.  Kaplan-Meier survival estimates, log-rank tests and multivariate time-dependent Cox regression analyses (MVA) were used to relate patient, tumor and treatment variables to HPFS, PFS and OS.  The study showed a significant difference in median HPFS with 54 days for patients treated with Y90, 80 days for patients treated with CE and 310 days for those treated with PHP (p=0.002).  MVA showed improved HPFS for PHP versus Y90 (p=0.001) and for PHP versus CE (p=0.008), but not for CE versus Y90 (p=0.44).  Median OS from time of treatment was longest for PHP at 736 days versus Y90 285 days and CE 265 days; however it did not reach statistical significance. There was a significant difference on MVA of OS for PHP versus Y90 (p = 0.03) but not for PHP versus CE (p=0.37) or CE versus Y90 (0.06).

A link to this study is available on the SSO website.

Market Access & Commercial Clinical Adoption

European Union

With continued economic and reimbursement challenges in certain European markets, our immediate market access and clinical adoptions efforts continue to be focused on the key target markets of Germany and the United Kingdom, which represent a majority of the total potential liver cancer market (primary and metastatic) in the EU and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  We also continue to support clinical adoption of CHEMOSAT in the Netherlands, Spain, France and Italy.  We employ a combination of direct and indirect sales channels to market and sell CHEMOSAT in these markets.  Our European Headquarters is in Galway, Ireland.

Since its February 2012 launch, CHEMOSAT has been used to perform 182 treatments. During the first quarter of 2015, 26 CHEMOSAT commercial treatments were performed, with 16 of these representing retreatments.

Since launching CHEMOSAT in Europe, treatments have been performed at 20 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver primarily ocular melanoma liver metastases, and other tumor types, including hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, and cutaneous melanoma.

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

Separately, throughout 2014 physicians and patients in Germany submitted and received approvals for Individual Funding Requests (IFRs) granting reimbursement for the treatment of liver metastases with CHEMOSAT. IFRs are case-by-case appeals for reimbursement made to the patient’s insurance carrier (“sickness funds”). While each IFR is evaluated independently, the majority of these applications were approved during the year. Of those IFRs that were initially rejected, subsequent appeals over-ruled most of these rejections and allowed treatments to be funded. IFR approvals have covered a range of sickness funds across a number of regions in Germany including ocular melanoma, cutaneous melanoma, intrahepatic cholangiocarcinoma, colorectal carcinoma, pancreatic cancer and sarcoma; and some were granted for multiple treatments of the same patients. We expect that IFRs will continue to be the main reimbursement vehicle in the German market in 2015.

The German Radiology Society resubmitted its application for ZE (Zusatzentgeld) for CHEMOSAT in March 2015, but did not affect the relevant DRG codes in 2014. ZE is a national interim reimbursement code granted by the InEk until a specific DRG code can be created.  A ZE code is dependent on having enough financial data related to the procedure to establish cost averages, and our efforts are focused on ensuring that treatment and cost data from specific hospitals are provided to the InEk to support a future ZE application.

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

In May 2014, the National Institute for Clinical Excellence (NICE), a non-departmental public body that provides guidance and advice to improve health and social care in the UK, completed a clinical review of CHEMOSAT. The NICE review indicated that as the current body of evidence on the safety and efficacy of PHP with CHEMOSAT for primary or metastatic liver cancer is limited, the procedure should be performed within the context of research by clinicians with specific training in its use and techniques.  NICE stated that this research may take the form of observational studies. With UK participation in our Phase 2 HCC and ICC trial expected to begin in 2015, we believe the data generated from these studies will help provide supporting clinical data and address the concerns raised by NICE relative to survival, quality of life and adverse events.  NICE may decide to conduct a Technology Appraisal of CHEMOSAT thereafter, the outcome of which could influence the long-term reimbursement status.

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

The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	submission to the FDA of an NDA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practice, or cGMP, regulations; and

•	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

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

The granting of orphan drug designations does not mean that the FDA has approved a new drug. Companies must still pursue the rigorous development and approval process that requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product will be granted at all or on a timely basis.

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

Under the regulatory scheme in the EEA, we have received authorization to affix the CE Mark to CHEMOSAT as a device only, and physicians must separately obtain melphalan for use with CHEMOSAT. Our ability to market and promote CHEMOSAT is limited to this approved indication. Melphalan Hydrochloride for Injection is currently approved in 14 member states of the EEA, including the seven markets where procedures have been performed.

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

Board of Directors Transition

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

Results of Operations for the Three Months Ended March 31, 2015; Comparisons of Results of Operations for the Three Months Ended March 31, 2014

Revenue

The Company recorded approximately $0.4 million in revenue related to product sales during the three months ended March 31, 2015. The Company recorded approximately $0.3 million in revenue during the same period of 2014.

Cost of Goods Sold

During the three months ended March 31, 2015, the Company recorded cost of goods sold of approximately $0.1 million. During the same period in 2014, the Company recorded cost of goods sold of approximately $0.1 million. As Delcath continues progress with clinical adoption, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors whose purchase prices will be lower than direct-to-customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the three month periods ended March 31, 2015 and 2014, selling, general and administrative expenses were $3.0 million and $3.8 million, respectively. Included in these amounts are workforce restructuring charges of $0.4 million in 2015. Excluding these restructuring charges, selling, general and administrative expenses were $2.6 million for the three months ended March 31, 2015 compared to $3.8 million for the three months ended March 31, 2014, a decrease of $1.2 million.  This decrease is primarily attributable to the Company’s successful efforts to increase organizational efficiencies through lease and workforce restructurings as discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as the completion of its evaluation of potential strategic options during the leadership transition period..

Research and Development Expenses

For the three month periods ended March 31, 2015 and 2014, research and development expenses were $1.0 million and $1.5 million, respectively. This decrease is related to the phasing out of the Company’s medical science liaison program during 2014 and the Company’s successful efforts to increase organizational efficiencies through workforce restructurings discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Interest Income

Interest income is from a money market account and interest earned on operating accounts. For the three months periods ended March 31, 2015 and 2014, the Company had interest income of approximately $1,605 and $1,357, respectively.

Other Expense and Interest Expense

Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 11 to the Company’s audited financial statements contained in the 2014 Annual Report on Form 10-K.

Net Loss

The Company recorded a net loss for the three months ended March 31, 2015, of $3.5 million, a decrease of $1.8 million, or 33.9%, compared to a net loss of $5.3 million for the same period in 2014. This decrease in net loss is primarily due to a $1.3 million reduction in operating expenses, a $0.1 million improvement in gross profit, and a $0.4 million favorable change in the fair value of the warrant liability, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013, lease restructurings in 2014, and phased out its medical science liaison program in 2014.

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

At March 31, 2015, the Company had cash and cash equivalents totaling $18.5 million, as compared to cash and cash equivalents totaling $20.5 million and $31.3 million at December 31, 2014 and March 31, 2014, respectively. During the three months ended March 31, 2015 the Company used $4.4 million of cash in its operating activities, which compares to $4.5 million used for operating activities during the comparable period in 2014.  The decrease of $0.1 million is primarily driven by improved efficiency in organization and operations. The Company believes that its capital resources are adequate to fund its operating activities into the first half of 2016.

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

The Company has funded its operations through a combination of private placements of its securities, public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013 and 2015 registered direct offerings in 2007 and 2009, an “at the market” equity offering program initiated in 2012, and a committed equity financing facility program initiated in 2012. For a detailed discussion of the Company’s various sales of securities and the “at the market” equity offering program see Note 7 to the Company’s interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

On March 13, 2013, the Company filed a registration statement on Form S-3 with the SEC and also entered into a new sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. The registration statement became effective on May 1, 2013 (333-187230). As of March 31, 2015, Delcath had approximately $39.9 million available under this registration statement and intends to use this for its “at the market” equity offering program.

In December 2011, the Company filed a registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deemed prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012. The Company used this registration statement for its May 2012 public offering detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K.  The Company subsequently filed a new shelf registration statement on Form S-3 (333-183675) with the SEC which became effective on October 9, 2012. This new shelf replaces the shelf registration filed in December 2011 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company used this registration statement for its Common Stock Purchase Agreement with Terrapin Opportunity, L.P. detailed in Note 10 to the Company’s audited financial statements contained in the 2013 Annual Report on Form 10-K. As of March 31, 2015, Delcath had approximately $77.6 million available under this registration statement, of which approximately $5.9 million is reserved for the potential issuance of shares upon the exercise of warrants.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited financial statements contained in the 2014 Annual Report on Form 10-K.

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

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. At March 31, 2015, the 2012 Warrants were exercisable at $0.82 per share with approximately 260,000 warrants outstanding. The 2012 Warrants have a three-year term.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The 2013 Warrants became exercisable on April 30, 2014 and at March 31, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the 2015 Warrants.  At March 31, 2015, the 2015 Warrants were exercisable at $1.38 per share with approximately 1.1 million warrants outstanding. The 2015 Warrants have a five-year term.

The proceeds allocated to the 2012 Warrants, 2013 Warrants and 2015 Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the three months ended March 31, 2015, the Company recorded pre-tax derivative instrument income of $0.2 million. The fair value of the Warrants totaled $0.8 million at March 31, 2015. Management expects that the warrants outstanding at March 31, 2015 will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2015 was determined by using an option pricing model assuming the following:

	2015 Warrants	2013 Warrants	2012 Warrants
Expected volatility	89.08%	90.64%	76.58%
Risk-free interest rates	1.31%	1.01%	0.03%
Expected life (in years)	4.88	3.58	0.17

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Interim Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Interim Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of March 31, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Interim Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2013, Lead Plaintiff filed a consolidated amended complaint, naming the Company and Eamonn P. Hobbs as defendants (the “Defendants”).  The consolidated amended complaint asserts that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements or omissions regarding the Company’s New Drug Application for its Melblez Kit (Melblez (melphalan) for Injection for use with the Delcath Hepatic Delivery System), for the treatment of patients with unresectable metastatic ocular melanoma in the liver.  The putative class period alleged in the amended complaint is April 21, 2010 through and including September 13, 2013. Lead Plaintiff seeks compensatory damages, equitable relief, and reasonable attorneys’ fees, expert fees and other costs.  On October 31, 2013, Defendants filed their motion to dismiss, which was subsequently denied on June 27, 2014.  On July 25, 2014, Defendants filed their respective answers to Lead Plaintiff’s consolidated amended complaint.  On July 29, 2014, the Court held a scheduling conference setting forth a case management plan.  The parties are proceeding with discovery.  On October 15, 2014, Lead Plaintiff served Defendants with a Motion for Class Certification to which Defendants served an opposition on December 16, 2014.  On February 4, 2015, Lead Plaintiff served Defendants with a reply in support of the Motion for Class Certification and the parties filed all class certification pleadings with the Court.  The parties have agreed to a settlement in principle subject to the Court’s approval.

The Company believes that the In re Delcath Systems, Inc. Securities Litigation action lacks merit and to the extent the settlement does not become final intends to defend the case vigorously.

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

On September 12, 2014, Plaintiffs Vincent Orlando and Carol Orlando filed a Verified Amended Consolidated Shareholder Derivative Complaint (the “Amended Complaint”) in the Consolidated Derivative Case.  The Amended Complaint is brought against the Individual Defendants, and names the Company as a nominal defendant (collectively, the “Defendants”).  The Amended Complaint alleges breaches of fiduciary duty against the Individual Defendants for disseminating false and misleading information and for failing to properly oversee and manage the company.  In addition, the Amended Complaint alleges claims for gross mismanagement, contribution and indemnification, abuse of control, and waste of corporate assets.  The relevant time period alleged in the Amended Complaint is April 21, 2010 through the present.  The Plaintiffs in the Amended Complaint seek damages as well as reasonable costs and attorneys’ fees.  On October 27, 2014, Defendants served Plaintiffs with their Motion to Dismiss the Amended Complaint and the motion is fully briefed.  The parties have requested the Court hold the motion in abeyance in order to give the parties the opportunity to explore a potential settlement.

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

Delcath’s 2014 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

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

May 6, 2015	DELCATH SYSTEMS, INC.
(Registrant)

/s/Jennifer K. Simpson
Jennifer K. Simpson
Interim President and Chief Executive Officer
(Principal Executive Officer)

DELCATH SYSTEMS, INC.

Exhibit Index

Exhibit No.		Description

10.1	(1)	Agreement of Lease dated February 5, 2010 and Lease Modification, Extension and Additional Space Agreement dated September 27, 2010

10.2	(2)	Sublease Agreement between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014

10.3	(3)	Sublease Agreement between Delcath Systems, Inc. and ICV Partners, LLC dated August 18, 2014

10.4	(3)	License Agreement between Delcath Systems, Inc. and Dresdner Kleinwort Group Holdings, LLC dated September 23,2014

31.1	**	Certification by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
**	Filed herewith.
***	Furnished herewith.
(1)	Filed as an Exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 5, 2010 and incorporated herein by reference.
(2)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on May 28, 2014 and incorporated herein by reference.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on September 30, 2014 and incorporated herein by reference.