Form 10-Q
period 2015-06-30
DELCATH SYSTEMS, INC.
filed 2015-08-05
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 4, 2015, 21,763,864 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$14,053	$20,469
Accounts receivables, net	460	174
Inventories	281	349
Prepaid expenses and other current assets	1,097	974
Total current assets	15,891	21,966
Property, plant and equipment, net	1,498	1,798
Total assets	$17,389	$23,764

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$528	$748
Accrued expenses	2,060	3,603
Warrant liability	761	225
Total current liabilities	3,349	4,576
Other non-current liabilities	929	1,043
Total liabilities	4,278	5,619

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.01 par value; 170,000,000 shares authorized; 12,991,707and 9,740,397 shares issued and 12,385,016 and 9,708,841 shares outstanding at June 30, 2015 and December 31, 2014, respectively	130	97
Additional paid-in capital	266,721	264,592
Accumulated deficit	(253,702)	(246,513)
Treasury stock, at cost; 1,757 shares at June 30, 2015 and December 31, 2014, respectively	(51)	(51)
Accumulated other comprehensive income	13	20
Total stockholders' equity	13,111	18,145
Total liabilities and stockholders' equity	$17,389	$23,764

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$466	$251	$910	$561
Cost of goods sold	137	66	$270	160
Gross profit	329	185	640	401

Operating expenses:
Selling, general and administrative	2,502	4,597	5,542	8,416
Research and development	1,450	1,492	2,430	2,949
Total operating expenses	3,952	6,089	7,972	11,365
Operating loss	(3,623)	(5,904)	(7,332)	(10,964)
Change in fair value of the warrant liability, net	(48)	1,297	161	1,092
Other income (expense) and interest income (expense)	(28)	7	(18)	(6)
Net loss	$(3,699)	$(4,600)	$(7,189)	$(9,878)
Other comprehensive income (loss):
Foreign currency translation adjustments	$7	$(20)	$(7)	$(22)
Comprehensive loss	$(3,692)	$(4,620)	$(7,196)	$(9,900)

Common share data:
Basic loss per common share	$(0.30)	$(0.49)	$(0.62)	$(1.06)
Diluted loss per common share	$(0.30)	$(0.52)	$(0.62)	$(1.08)

Weighted average number of basic common shares outstanding	12,241,154	9,426,169	11,552,572	9,363,123
Weighted average number of diluted common shares outstanding	12,241,154	9,480,933	11,552,572	9,462,717

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,189)	$(9,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	135	257
Restricted stock compensation expense	68	60
Depreciation expense	363	499
Provision for inventory obsolescence	—	102
Loss on disposal of equipment	2	123
Warrant liability fair value adjustment	(161)	(1,092)
Non-cash interest income	(1)	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	(126)	856
Decrease (increase) in accounts receivable	(285)	183
Decrease in inventories	59	15
Increase (decrease) in accounts payable and accrued expenses	(1,712)	7
Increase (decrease) in other non-current liabilities	(110)	383
Net cash used in operating activities	(8,957)	(8,485)

Cash flows from investing activities:
Purchase of property, plant and equipment	(87)	—
Proceeds from sales of property, plant and equipment	2	22
Net cash (used in) provided by investing activities	(85)	22

Cash flows from financing activities:
Net proceeds from sale of stock and exercise of warrants	2,656	4,521
Net cash provided by financing activities	2,656	4,521
Foreign currency effects on cash and cash equivalents	(30)	(23)
Net decrease in cash and cash equivalents	(6,416)	(3,965)

Cash and cash equivalents:
Beginning of period	20,469	31,249
End of period	$14,053	$27,284

Supplemental non-cash activities:
Fair value of warrants issued	$820	$—
Fair value of warrants exercised	$123	$143

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Description of Business

Delcath Systems, Inc. is a late-stage clinical development company with early commercial activity in Europe focused on cancers of the liver.  We are a specialty pharmaceutical and medical device company developing our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS). In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT ® Delivery System for Melphalan (CHEMOSAT).

Our primary focus is on the execution of our clinical development program (CDP) in ocular melanoma liver metastases (mOM), intrahepatic cholangiocarncinoma (ICC), hepatocellular carcinoma (HCC or primary liver), and certain other cancers that are metastatic to the liver. We believe that cancers in the liver represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of: a planned Global Phase 3 clinical trial investigating overall survival in ocular melanoma liver metastases, and a Global Phase 2 clinical trial investigating Melphalan/HDS with and without sorafenib in HCC, as well as a cohort in ICC. Our CDP also includes sponsorship of select investigator initiated trials (IITs) in HCC and colorectal cancer liver metastases (mCRC) and the establishment of a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2015 and 2014; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2014. There were no newly adopted policies or significant change in existing policies that occurred during the quarter ended June 30, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company expects to adopt this guidance when effective, and does not anticipate that this guidance will materially impact its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt this guidance when effective, and does not anticipate that this guidance will materially impact its consolidated financial statements.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$144	$203
Work-in-process	114	63
Finished goods	23	83
Total inventory	$281	$349

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Insurance premiums	$261	$591
Kits for clinical use	220	161
Professional Fees	406	-
Other	210	222
Total prepaid expenses and other current assets	$1,097	$974

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Leaseholds	$1,479	$1,629
Enterprise hardware and software	1,551	1,573
Furniture	355	361
Equipment	1,388	1,380
Buildings and land	603	603
Property, plant and equipment, gross	5,376	5,546
Accumulated depreciation	(3,878)	(3,748)
Property, plant and equipment, net	$1,498	$1,798

Depreciation expense for the three and six months ended June 30, 2015 was approximately $0.2 million and $0.4 million, respectively, as compared to approximately $0.3 million and $0.5 million for the same periods in 2014.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Compensation, excluding taxes	$1,017	$2,187
Professional fees	171	341
Short-term portion of lease restructuring	209	239
Deferred rent	36	58
Other	627	778
Total accrued expenses	$2,060	$3,603

(6)	Restructuring Expenses

Beginning in 2013, the Company implemented several workforce restructurings to reduce operating costs, better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 59 employees. As a result of termination benefits provided to these employees the Company has incurred a total restructuring charge of approximately $5.5 million for employee related expenses. At June 30, 2015, the remaining restructuring reserve of approximately $0.5 million is included in Accrued expenses on the condensed consolidated balance sheets.

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of June 30, 2015, the total remaining lease restructuring liability for its leased office space was approximately $1.1 million, of which approximately $0.2 million and $0.9 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of June 30, 2015:

(in thousands)	Employee Costs	Lease Liability
Reserve balance at December 31, 2014	$824	$1,282
Charges	403	—
Payments/Utilizations	(756)	(148)
Reserve balance at June 30, 2015	$471	$1,134

(7)	Stockholders’ Equity

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

At-the-Market (“ATM”) Programs

In March 2013, the Company entered into an agreement with Cowen and Company LLC (“Cowen”) to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the year ended December 31, 2014 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.8 million, with net cash proceeds after related expenses of approximately $4.7 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of June 30, 2015, the Company has approximately $39.9 million remaining under the program subject to market conditions and certain limitations.

Warrants

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. During the six months ended June 30, 2015, 0.2 million 2012 Warrants were exercised for net proceeds of approximately $0.1 million. The 2012 Warrants had a three-year term which expired on May 31, 2015. The remaining liability was credited to Change in fair value of the warrant liability.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At June 30, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At June 30, 2015, the February 2015 Warrants were exercisable at $1.38 per share with approximately 1.1 million warrants outstanding.  The February 2015 Warrants have a five-year term.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 187,500, and 1,506,250 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In June 2015, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,100,000 shares, from 406,250 to 1,506,250 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of June 30, 2015 there were 161,712 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three and six months ended June 30, 2015, the Company recognized compensation expense of approximately $33,000 and $0.1 million, respectively, relating to stock options granted to employees.  For the same periods in 2014, the Company recognized compensation expense of approximately $0.1 million and $0.3 million, respectively. There were approximately 0.5 million stock options granted during the six months ended June 30, 2015. There were no stock options granted for the same period in 2014.

For the three and six months ended June 30, 2015, the Company recognized compensation expense of approximately $46,000 and $0.1 million, respectively, related to restricted stock granted to employees.  For the same periods in 2014, the Company recognized compensation expense of approximately $0.02 million and $0.06 million, respectively. There were approximately 0.6 million shares of restricted stock granted during the six months ended June 30, 2015. There were no shares of restricted stock granted for the same period in 2014.

(8)	Fair Value Measurements

Derivative Warrant Liability

As disclosed in Note 7 Stockholders’ Equity of these condensed consolidated financial statements, the Company allocated part of the proceeds of public offerings in 2012, 2013 and 2015 of the Company’s common stock to warrants (“the Warrants”) issued in connection with those transactions. The valuation of the warrants was determined using an option pricing model. This model uses inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain price adjustment provisions and the holders ability to exercise the warrants at any time before the expiration date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing model against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The riskless rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

For the three and six months ended June 30, 2015, the Company recorded pre-tax derivative warrant expense of $0.05 million and pre-tax derivative warrant income of $0.2 million. The resulting derivative warrant liabilities totaled $0.8 million at June 30, 2015. In the event of a hypothetical 10% increase in the market price of our common shares on which the June 30, 2015 valuation was based, the value of the derivative liability would have increased by approximately $0.1 million. Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2015 was determined by using an option pricing model with the following assumptions:

	2015 Warrants	2013 Warrants
Expected volatility	87.83%	90.83%
Risk-free interest rates	1.55%	1.09%
Expected life (in years)	4.64	3.33

For the period ended June 30, 2015 and 2014, there were no transfers in or out of Level 1, 2 or 3 inputs.

Money Market Funds

The Company has determined that the inputs associated with the fair value determination of its money market funds are based on quoted prices (unadjusted) and, as a result, the investments have been classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2015
Assets
Money market funds	$1,943	$—	$—	$1,943
Liabilities
Derivative instrument liabilities	$—	$—	$761	$761

The table below presents the activity within Level 3 of the fair value hierarchy for the six months ended June 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2014	$225
Total change in the liability included in earnings	(161)
Fair value of warrants exercised	(123)
Fair value of warrants issued	820
Balance at June 30, 2015	$761

(9)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2015 and 2014 because their effects would be anti-dilutive:

	June 30,
	2015	2014
Stock options	779,655	237,829
Unvested restricted shares	604,934	18,663
Warrants	1,696,500	891,368
Total	3,081,089	1,147,860

(10)	Taxes

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

On July 16 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as Underwriter (the “Underwriter”). The Underwriting Agreement provided for the sale to the Underwriter of 9,350,000 Units consisting of 9,350,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and 7,012,500 Series A Warrants to purchase up to 7,012,500 shares of the Common Stock and 9,350,000 Series B Warrants to purchase up to 9,350,000 shares of Common Stock and 7,012,500 Series A Warrants at a price of $0.75 per unit in a registered underwritten public offering for gross proceeds of $7.0 million. The Offering closed on July 21, 2015. The Series A Warrants are exercisable at an exercise price of $0.87 and will expire, unless exercised, on the fifth anniversary of the date of issuance. The Series B Warrants are exercisable at an exercise price of $0.75 and will expire, unless exercised, 90 trading days after the date of issuance. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of both series of warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. The net proceeds to the Company from the offering are approximately $6.0 million after underwriting discounts and commissions and other estimated offering expenses payable by the Company, and excluding any proceeds the Company may receive upon exercise of the warrants to be issued in the Offering. As a result, the exercise price of the February 2015 Warrants has been adjusted to $0.74.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2015 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending June 30, 2015 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2014  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Delcath Systems, Inc. is a late-stage clinical development company with early commercial activity in Europe focused on cancers of the liver.  We are a specialty pharmaceutical and medical device company developing our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS). In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT ® Delivery System for Melphalan (CHEMOSAT).

Our primary focus is on the execution of our clinical development program (CDP) in ocular melanoma liver metastases (mOM), intrahepatic cholangiocarncinoma (ICC), hepatocellular carcinoma (HCC or primary liver), and certain other cancers that are metastatic to the liver. We believe that cancers in the liver represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of: a planned Global Phase 3 clinical trial investigating overall survival in ocular melanoma liver metastases, and a Global Phase 2 clinical trial investigating Melphalan/HDS with and without sorafenib in HCC, as well as a cohort in ICC. Our CDP also includes sponsorship of select investigator initiated trials (IITs) in HCC and colorectal cancer liver metastases (mCRC) and the establishment of a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe.

The focus of our CDP is informed by our prior clinical development program, which was conducted between 2004 and 2010, and over 200 commercial CHEMOSAT cases performed on over 100 patients in Europe. Experience gained from prior clinical trials and U.S. regulatory feedback has led to implementation of several safety improvements to both our product and the associated medical procedure. These improvements have been incorporated and utilized in the commercial cases in Europe.

In the United States, Melphalan/HDS is considered a combination drug and device product, and is regulated as a drug by the FDA. The FDA has granted us six orphan drug designations, including three orphan designations for the use of the drug melphalan for the treatment of patients with ocular melanoma liver metastases, HCC and cholangiocarcinoma, which includes ICC. Melphalan/HDS has not been approved for sale in the United States.

In Europe, the current version of our CHEMOSAT product is regulated as a Class IIb medical device and received its CE Mark in 2012. We are in an early phase of commercializing CHEMOSAT in select markets in the European Union where we believe the prospect of securing adequate reimbursement for the procedure is strongest.

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

The prognosis for primary liver cancer is very poor, as indicated by an overall ratio of mortality to incidence of 0.95.  The American Cancer Society’s Cancer Facts & Figures 2013 outlines the treatment options for HCC as follows: “Early stage HCC can sometimes be successfully treated with surgery in patients with sufficient healthy liver tissue; liver transplantation may also be an option. Surgical treatment of early stage HCC is often limited by pre-existing liver disease that has damaged the portion of the liver not affected by cancer. Patients whose tumors cannot be surgically removed may choose ablation (tumor destruction) or embolization, a procedure that cuts off blood flow to the tumor. Fewer treatment options exist for patients diagnosed at an advanced stage of the disease. We believe that there is a large unmet medical need in first-line therapy for patients with HCC, with sorafenib (Nexavar) the only currently approved systemic therapy in the U.S., Europe, and certain Asian markets.

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

Clinical Development Program

The focus of our CDP is to generate clinical data for the CHEMOSAT/Melphalan/HDS in various disease states and validate the safety profile of the current version of the product and treatment procedure. The program also seeks to address the requirements contained in the FDA’s Complete Response Letter (CRL) received in September 2013, which was issued in response to the New Drug Application we submitted in 2012 seeking an indication in ocular melanoma liver metastases. We believe that the improvements we have made to CHEMOSAT/Melphalan/HDS and to the PHP procedure have addressed the severe toxicity and procedure-related risks observed during the previous Phase 2 and 3 clinical trials. The CDP is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory approvals in various jurisdictions, including the U.S.

Global Phase 3 Ocular Melanoma Trial

Ocular melanoma is one of the cancer histologies with a high likelihood of metastasizing to the liver. Once ocular melanoma has spread to the liver, current evidence suggests median overall survival for these patients is generally six to eight months. According to the ACS and other international health agencies, approximately 8,600 cases of ocular melanoma are diagnosed annually in the U.S. and Europe. Over half of these patients will develop metastatic disease and approximately 90% of these patients will have liver involvement. As a result, we believe that up to 4,300 patients are eligible for treatment with the CHEMOSAT/Melphalan/HDS. There currently is no standard of care for the treatment of ocular melanoma metastatic to the liver. Melphalan Hydrochloride has been granted orphan drug status by FDA for treatment of patients with ocular melanoma.

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

Phase 2 Hepatocellular Carcinoma (HCC) & Intrahepatic Cholangiocarcinoma (ICC) Program

We have initiated a new clinical trial program in Europe and the U.S., with the goal of obtaining an efficacy and safety signal for Melphalan/HDS in the treatment of HCC and ICC. Due to differences in treatment practice patterns between Europe and the U.S., we established separate European and U.S. trial protocols for the HCC Phase 2 program with different inclusion and exclusion patient selection criteria:

•

Protocol 201 – Conducted in the U.S., this trial will assess the safety and efficacy of Melphalan/HDS followed by sorafenib. The trial will evaluate overall response rate via modified Response Evaluation Criteria in Solid Tumors (mRECIST), progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life. The Moffitt Cancer Center opened for enrollment in this trial in October 2014, and Montefiore Medical Center in April 2015.

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

•

ICC Cohort – In May 2015 we announced the expansion of Protocol 202 to include a cohort of patients with ICC. Goethe University Hospital, Hannover Medical School Hospital and Jena University Hospital are open for patient enrollment, and we expect to add additional centers in Germany and the U. K. that are already participating in the HCC portion of Protocol 202. Melphalan Hydrochloride has been granted orphan drug status by FDA for treatment of patients with cholangiocarcinoma, which includes ICC.

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

Recent Data Presentation

In May 2015, results from a large, European single-center commerical experience of the treatment of uveal melanoma patients with hepatic metastases with the Delcath Hepatic CHEMOSAT® Delivery System, were highlighted in an on-line abstract at the American Society of Clinical Oncology Annual Meeting 2015.  In the study, 20 patients received 34 treatments with CHEMOSAT (1-3 treatments per patient). Radiologically, 2 patients (10%) demonstrated stable disease for >3 months, 13 patients (65%) had a partial response in the liver with complete responses in 2 patients (10%). Nine deaths from disease progression occurred after a median of 264 days from the first procedure. Eleven patients remain alive after a median of 280 days with one complete response ongoing at >1 year. From the diagnosis of liver metastases, 11 patients (55%) have survived to one year and 3 (15%) for >2 years. No procedure related deaths were seen.

Adverse events (AEs) seen were grade 1 (n=12), 2 (n=13), 3 (n=5) and 4 (n=1). The grade 4 complication was pulmonary edema due to fluid overload. Early AEs often expected with percutaneous hepatic perfusion (PHP) were observed including coagulopathy, electrolyte disturbances and transient transaminases (elevated liver enzymes). Rare late AEs (1 patient each) included hair loss, skin rash, myelosuppression and persistent transaminases (elevated liver enzymes).

Study authors concluded that “results show that PHP (CHEMOSAT) can be used safely to control hepatic metastases in selected UM patients with a high rate of hepatic progression free and excellent overall survival."

A link to this study is available on the ASCO website.

Also in May 2015, we announced findings from a three-day Key Opinion Leader Forum that included more than 20 medical specialists in oncology, surgical oncology, anesthesiology and interventional radiology from across Europe where CHEMOSAT is commercially available.  The Forum featured a discussion of hands-on commercial experiences with CHEMOSAT. Key findings from the Forum were:

•	Clinicians continue to produce positive, life-extending results treating liver cancer patients with CHEMOSAT in multiple tumor types
•	CHEMOSAT is well tolerated and is an easy-to-learn procedure for an experienced treatment team
•	Multiple treatment courses of at least four procedures have been shown to be safe and well tolerated while continuing to provide clinical benefit and good quality of life
•	Reimbursement continues to be covered through individual funding requests

Clinicians attending the forum were encouraged by the potential for CHEMOSAT to treat many tumor types and support the generation of additional data in these potential indications.

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

Since launching CHEMOSAT in Europe, treatments have been performed at 22 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver primarily ocular melanoma liver metastases, and other tumor types, including hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, and cutaneous melanoma.

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

Separately, physicians and patients in Germany continue to submit and receive approvals for Individual Funding Requests (IFRs) granting reimbursement for the treatment of liver metastases with CHEMOSAT. IFRs are case-by-case appeals for reimbursement made to the patient’s insurance carrier (“sickness funds”). While each IFR is evaluated independently, the majority of these applications are being approved. We expect that IFRs will continue to be the primary reimbursement vehicle in the German market for the remainder of 2015.

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

We are supporting efforts to seek a block fund grant through the Commissioning Through Evaluation (CTE) process, which may ultimately provide funding for up to 50-75 ocular melanoma patients to be treated utilizing CHEMOSAT at two or three centers in the U.K. This process has been driven by our partner centers and their clinical community, with the centers applying for funding for a limited number of patients with ocular melanoma. In the fourth quarter of 2014, Aintree University Hospital in Liverpool was activated with the intention of it becoming one of these CTE centers. The British healthcare system continues to evolve however, and ongoing changes to the CTE process and funding streams have resulted in delays that made the award and timing of any block grant funding difficult to predict. The entire CTE funding mechanism is a new process and the ongoing policy changes in the National Health Service (NHS) make it difficult to predict the likelihood of success in the near term.

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

The FDA has granted Delcath six orphan drug designations. In November 2008, the FDA granted Delcath two orphan drug designations for the drug melphalan for the treatment of patients with cutaneous melanoma as well as patients with ocular melanoma. In May 2009, the FDA granted Delcath an additional orphan drug designation of the drug melphalan for the treatment of patients with neuroendocrine tumors. In August 2009, the FDA granted Delcath an orphan drug designation of the drug doxorubicin for the treatment of patients with primary liver cancer. In October 2013, the FDA granted Delcath an orphan drug designation of the drug melphalan for the treatment of HCC. In July 2015, the FDA granted Delcath an orphan drug designation of the drug melphalan for the treatment of cholangiocarcinoma, which includes ICC.

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

Management Transition

In May 2015, Jennifer Simpson, Ph.D., M.S.N., C.R.N.P. was named President and Chief Executive Officer by the Company's Board of Directors. Dr. Simpson served as Interim President and Chief Executive Officer of Delcath since September 2014 and as Interim Co-President and Co-Chief Executive Officer from September 2013 to September 2014. She joined Delcath in 2012 as Executive Vice President, Global Marketing.

Results of Operations for the three and six months ended June 30, 2015; Comparisons of Results of Operations for the three and six months ended June 30, 2014

Three months ended June 30, 2015 and June 30, 2014

Revenue

The Company recorded approximately $0.5 million in revenue related to product sales during the three months ended June 30, 2015. The Company recorded approximately $0.3 million in revenue during the same period of 2014. While the Company doubled its unit sales from the prior year quarter, this increase was slightly offset by a negative impact from fluctuations in currency exchange rates.

Cost of Goods Sold

During both the three months ended June 30, 2015 and 2014, the Company recorded cost of goods sold of approximately $0.1 million. As Delcath continues progress with clinical adoption, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors whose purchase prices will be lower than direct-to-customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the three month periods ended June 30, 2015 and 2014, selling, general and administrative expenses were $2.5 million and $4.6 million, respectively. In June 2014, the Company recorded approximately $1.1 million in lease restructuring expense related to the partial sublease of its 810 Seventh Avenue office space. The additional $1.0 million decrease is primarily attributable to the Company’s successful efforts to increase organizational efficiencies through workforce restructurings as discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as the completion of its evaluation of potential strategic options during the 2014 leadership transition period.

Research and Development Expenses

For both the three month periods ended June 30, 2015 and 2014, research and development expenses were $1.5 million. During the three months ended June 30, 2015, the Company realized savings of approximately $0.6 million related to efforts to increase organizational efficiencies through the workforce restructurings discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. These savings were offset by an increase in spending on clinical development initiatives.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 11 to the Company’s audited financial statements contained in the 2014 Annual Report on Form 10-K.

Interest income is from a money market account and interest earned on operating accounts. For the three month periods ended June 30, 2015 and 2014, the Company had interest income of approximately $2,017 and $968, respectively.

Net Loss

The Company recorded a net loss for the three months ended June 30, 2015, of $3.7 million, a decrease of $0.9 million, or 19.6%, compared to a net loss of $4.6 million for the same period in 2014. This decrease in net loss is primarily due to a $2.1 million reduction in operating expenses, a $0.1 million improvement in gross profit, and a $1.3 million change in the fair value of the warrant liability, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013, lease restructurings in 2014, and phased out its medical science liaison program in 2014.

Six months ended June 30, 2015 and June 30, 2014

Revenue

The Company recorded approximately $0.9 million in revenue related to product sales during the six months ended June 30, 2015. The Company recorded approximately $0.6 million in revenue during the same period of 2014. While the Company nearly doubled its six-month revenue on a local currency basis, this increase was slightly offset by a negative impact from fluctuations in currency exchange rates.

Cost of Goods Sold

During the six months ended June 30, 2015, the Company recorded cost of goods sold of approximately $0.3 million. During the same period in 2014, the Company recorded cost of goods sold of approximately $0.2 million. As Delcath continues progress with clinical adoption, the Company expects to see a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the expected use of third party distributors whose purchase prices will be lower than direct-to-customer prices; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the six months ended June 30, 2015 and 2014, selling, general and administrative expenses were $5.5 million and $8.4 million, respectively. In June 2014, the Company recorded approximately $1.1 million in lease restructuring expense related to the partial sublease of its 810 Seventh Avenue office space. The additional $1.8 million decrease is primarily attributable to the Company’s successful efforts to increase organizational efficiencies through workforce restructurings as discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as the completion of its evaluation of potential strategic options during the leadership transition period.

Research and Development Expenses

For the six months ended June 30, 2015 and 2014, research and development expenses were $2.4 million and $2.9 million, respectively. During the first six months of 2015, the Company realized savings of approximately $1.0 million related to efforts to increase organizational efficiencies through a phase out of the medial science liaison program and workforce restructurings discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. These savings were partially offset by an increase in spending on clinical development initiatives.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 11 to the Company’s audited financial statements contained in the 2014 Annual Report on Form 10-K.

Interest income is from a money market account and interest earned on operating accounts. For the six months ended June 30, 2015 and 2014, the Company had interest income of approximately $3,622 and $2,324, respectively.

Net Loss

The Company recorded a net loss for the six months ended June 30, 2015, of $7.2 million, a decrease of $2.7 million, or 27.2%, compared to a net loss of $9.9 million for the same period in 2014. This decrease in net loss is primarily due to a $3.4 million reduction in operating expenses, a $0.2 million improvement in gross profit, and a $0.9 million change in the fair value of the warrant liability, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013, lease restructurings in 2014, and phased out its medical science liaison program in 2014.

Liquidity and Capital Resources

The Company’s future results are subject to substantial risks and uncertainties.  Delcath has operated at a loss for its entire history and anticipates that losses will continue over the coming years.  There can be no assurance that Delcath will ever generate significant revenues or achieve profitability. The Company expects to use cash, cash equivalents and investment proceeds to fund its clinical and operating activities. Delcath’s future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

At June 30, 2015, the Company had cash and cash equivalents totaling $14.1 million, as compared to cash and cash equivalents totaling $20.5 million and $27.3 million at December 31, 2014 and June 30, 2014, respectively. During the six months ended June 30, 2015 the Company used $9.0 million of cash in its operating activities, which compares to $8.5 million used for operating activities during the comparable period in 2014.  The increase of $0.5 million is primarily driven by paying out accruals including severance, bonus and lease restructuring liabilities which offset the reduction in operating expenses. The Company believes that its capital resources are adequate to fund its operating activities into the first half of 2016.

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

The Company has funded its operations through a combination of private placements of its securities, public offerings most recently in 2015, registered direct offerings, an “at the market” equity offering program initiated in 2012, and a committed equity financing facility program. For a detailed discussion of the Company’s various sales of securities and the “at the market” equity offering program see Note 7 to the Company’s interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

On March 13, 2013, the Company filed a registration statement on Form S-3 with the SEC and also entered into a new sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. The registration statement became effective on May 1, 2013 (333-187230). As of June 30, 2015, Delcath had approximately $39.9 million available under this registration statement and intends to use this for its “at the market” equity offering program.

In December 2011, the Company filed a registration statement on Form S-3 with the SEC, which allowed the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deemed prudent or necessary to raise capital at a later date. The registration statement became effective on February 13, 2012. The Company used this registration statement for its May 2012 public offering detailed in Note 10 to the Company’s audited consolidated financial statements contained in the 2013 Annual Report on Form 10-K.  The Company subsequently filed a new shelf registration statement on Form S-3 (333-183675) with the SEC which became effective on October 9, 2012. This new shelf replaces the shelf registration filed in December 2011 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company used this registration statement for its Common Stock Purchase Agreement with Terrapin Opportunity, L.P. detailed in Note 10 to the Company’s audited consolidated financial statements contained in the 2014 Annual Report on Form 10-K, as well as its stock offerings in October 2013 and February 2015. As of June 30, 2015, Delcath had approximately $77.4 million available under this registration statement, of which approximately $5.7 million is reserved for the potential issuance of shares upon the exercise of warrants.

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

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. During the six months ended June 30, 2015, 0.2 million 2012 Warrants were exercised for net proceeds of approximately $0.1 million. The 2012 Warrants had a three-year term which expired on May 31, 2015. The remaining liability was credited to Change in fair value of the warrant liability.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At June 30, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants.  The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At June 30, 2015, the February 2015 Warrants were exercisable at $1.38 per share with approximately 1.1 million warrants outstanding. The February 2015 Warrants have a five-year term.

The proceeds allocated to the 2013 Warrants and February 2015 Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the six months ended June 30, 2015, the Company recorded pre-tax derivative instrument income of $0.2 million. The fair value of the Warrants totaled $0.8 million at June 30, 2015. Management expects that the warrants outstanding at June 30, 2015 will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2015 was determined by using an option pricing model assuming the following:

	2015 Warrants	2013 Warrants
Expected volatility	87.83%	90.83%
Risk-free interest rates	1.55%	1.09%
Expected life (in years)	4.64	3.33
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of June 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 18, 2013, Lead Plaintiff filed a consolidated amended complaint, naming the Company and Eamonn P. Hobbs as defendants (the “Defendants”). The consolidated amended complaint asserts that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by allegedly making false and misleading statements or omissions regarding the Company’s New Drug Application for its Melblez Kit (Melblez (melphalan) for Injection for use with the Delcath Hepatic Delivery System), for the treatment of patients with unresectable metastatic ocular melanoma in the liver. The putative class period alleged in the amended complaint is April 21, 2010 through and including May 2, 2013. Lead Plaintiff seeks compensatory damages, equitable relief, and reasonable attorneys’ fees, expert fees and other costs.

The parties have reached a settlement in principle that, if approved by the Court, will fully and finally resolve the claims brought by Lead Plaintiff on behalf of the class it seeks to represent. The proposed settlement establishes a settlement fund of $8,500,000 in return for a release of all claims in this litigation, which is expected to be covered by its insurance and is not expected to result in any additional expense in the Company’s financial statements.

On June 24, 2015, the Court granted Lead Plaintiff filed a Motion for Preliminary Approval of Class Action Settlement and set a Final Approval Hearing for October 19, 2015. Pursuant to the Court’s Preliminary Approval Order, notice and claim forms will be mailed to class members and class members will have an opportunity to submit claims, to opt-out of the settlement, and/or to object to the settlement. At the Final Approval Hearing the Court will consider the notice process and results, any objections, and other relevant information. The Court will then decide whether to finally approve the class settlement. If the settlement is finally approved, the settlement funds will be disbursed as provided in the settlement agreement and the Court’s orders.

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

On July 2, 2015, the parties filed a Stipulation of Settlement that, if approved by the Court, will fully and finally resolve the claims brought by the Plaintiffs. The Company has made and/or has agreed to make certain changes to its corporate governance practices, policies and procedures for a period of no less than three years in connection with the proposed settlement, including, but not limited to, the appointment of additional independent directors as announced by the Company on December 15, 2014, complying with enhanced director independence standards, such as a five-year look back on employment of directors and remuneration of directors, directors’ immediate family members or entities affiliated with directors, and the adoption of formal policies memorializing certain corporate governance standards, such as the separation of the roles of the Chairman of the Board and Chief Executive Officer, rotating the position of Audit Committee chairman, and continuing to facilitate annual stockholder “Say on Pay” votes. The Company has also agreed to pay plaintiffs’ costs and attorneys’ fees of $495,000, which is expected to be covered by its insurance and is not expected to result in any additional expense in the Company’s financial statements.

The proposed settlement is subject to the preliminary approval of the Court as well as the Court’s final approval after notice of the terms of the settlement has been provided to all current shareholders as of July 2, 2015. Timing of the approval process is dependent on the Court’s calendar. Current shareholders will have the right to object to the settlement in writing to the Court once the Court has set a hearing for final approval. A preliminary approval hearing regarding the proposed settlement has been scheduled for August 12, 2015.

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

The proposed settlement of the Weinstein matter is included in the Stipulation of Settlement filed on July 2, 2015, described above for the Consolidated Derivative Case.

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

August 5, 2015	DELCATH SYSTEMS, INC.
(Registrant)

/s/Jennifer K. Simpson
Jennifer K. Simpson
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