Form 10-Q
period 2015-09-30
DELCATH SYSTEMS, INC.
filed 2015-11-10
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 3, 2015, 21,763,872 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets:
Current assets
Cash and cash equivalents	$16,666	$20,469
Accounts receivables, net	432	174
Inventories	402	349
Prepaid expenses and other current assets	665	974
Total current assets	18,165	21,966
Property, plant and equipment, net	1,402	1,798
Total assets	$19,567	$23,764

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$221	$748
Accrued expenses	2,022	3,603
Warrant liability	2,935	225
Total current liabilities	5,178	4,576
Other non-current liabilities	874	1,043
Total liabilities	6,052	5,619

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $.01 par value; 170,000,000 shares authorized; 22,341,707 and 9,740,397 shares issued and 21,763,864 and 9,708,841 shares outstanding at September 30, 2015 and December 31, 2014, respectively	223	97
Additional paid-in capital	269,460	264,592
Accumulated deficit	(256,125)	(246,513)
Treasury stock, at cost; 1,757 shares at September 30, 2015 and December 31, 2014, respectively	(51)	(51)
Accumulated other comprehensive income	8	20
Total stockholders' equity	13,515	18,145
Total liabilities and stockholders' equity	$19,567	$23,764

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$399	$217	$1,308	$778
Cost of goods sold	90	50	360	209
Gross profit	309	167	948	569

Operating expenses:
Selling, general and administrative	2,276	4,538	7,818	12,956
Research and development	1,683	683	4,112	3,632
Total operating expenses	3,959	5,221	11,930	16,588
Operating loss	(3,650)	(5,054)	(10,982)	(16,019)
Change in fair value of the warrant liability, net	1,253	519	1,414	1,612
Other expense and interest expense	(25)	(23)	(43)	(29)
Net loss	$(2,422)	$(4,558)	$(9,611)	$(14,436)
Other comprehensive loss:
Foreign currency translation adjustments	$(4)	$(6)	$(12)	$(27)
Comprehensive loss	$(2,426)	$(4,564)	$(9,623)	$(14,463)

Common share data:
Basic and diluted loss per common share	$(0.12)	$(0.48)	$(0.67)	$(1.54)

Weighted average number of basic and diluted common shares outstanding	19,729,374	9,447,887	14,301,105	9,391,793

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,611)	$(14,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	255	321
Restricted stock compensation expense	189	96
Depreciation expense	504	742
Provision for inventory obsolescence	—	118
Loss on disposal of equipment	2	147
Warrant liability fair value adjustment	(1,414)	(1,612)
Non-cash interest income	(1)	—
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	306	937
Decrease (increase) in accounts receivable	(135)	187
Decrease (increase) in inventories	(62)	73
Increase (decrease) in accounts payable and accrued expenses	(2,056)	275
Increase (decrease) in other non-current liabilities	(165)	723
Net cash used in operating activities	(12,188)	(12,429)

Cash flows from investing activities:
Purchase of property, plant and equipment	(129)	—
Proceeds from sales of property, plant and equipment	2	37
Net cash (used in) provided by investing activities	(127)	37

Cash flows from financing activities:
Net proceeds from sale of stock and exercise of warrants	8,674	4,489
Net cash provided by financing activities	8,674	4,489
Foreign currency effects on cash and cash equivalents	(162)	(23)
Net decrease in cash and cash equivalents	(3,803)	(7,926)

Cash and cash equivalents:
Beginning of period	20,469	31,249
End of period	$16,666	$23,323

Supplemental non-cash activities:
Fair value of warrants issued	$4,247	$—
Fair value of warrants exercised	$123	$143

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2015 and 2014; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2014. There were no newly adopted policies or significant change in existing policies that occurred during the quarter ended September 30, 2015.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$229	$203
Work-in-process	115	63
Finished goods	58	83
Total inventory	$402	$349

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Insurance premiums	$98	$591
Kits for clinical use	167	161
Professional Fees	177	-
Other	223	222
Total prepaid expenses and other current assets	$665	$974

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Leaseholds	$1,479	$1,629
Enterprise hardware and software	1,586	1,573
Furniture	355	361
Equipment	1,393	1,380
Buildings and land	607	603
Property, plant and equipment, gross	5,420	5,546
Accumulated depreciation	(4,018)	(3,748)
Property, plant and equipment, net	$1,402	$1,798

Depreciation expense for the three and nine months ended September 30, 2015 was approximately $0.1 million and $0.5 million, respectively, as compared to approximately $0.2 million and $0.7 million for the same periods in 2014.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Compensation, excluding taxes	$966	$2,187
Professional fees	167	341
Short-term portion of lease restructuring	214	239
Deferred rent	28	58
Other	647	778
Total accrued expenses	$2,022	$3,603

(6)	Restructuring Expenses

Beginning in 2013, the Company implemented several workforce restructurings to reduce operating costs, better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 59 employees. As a result of termination benefits provided to these employees the Company has incurred a total restructuring charge of approximately $5.5 million for employee related expenses. At September 30, 2015, the remaining restructuring reserve of approximately $0.2 million is included in Accrued expenses on the condensed consolidated balance sheets.

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of September 30, 2015, the total remaining lease restructuring liability for its leased office space was approximately $1.1 million, of which approximately $0.2 million and $0.9 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of September 30, 2015:

(in thousands)	Employee Costs	Lease Liability
Reserve balance at December 31, 2014	$824	$1,282
Charges	403	—
Payments/Utilizations	(1,048)	(194)
Reserve balance at September 30, 2015	$179	$1,088

(7)	Stockholders’ Equity

Stock Issuances

Reverse Stock Split

On February 24, 2014, shareholders of the Company approved, through a shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Delcath’s common stock. The reverse stock split became effective on April 8, 2014 at which time Delcath’s common stock began trading on the NASDAQ Stock Exchange on a one-for-sixteen (1:16) split-adjusted basis. All owners of record as of the close of the NASDAQ market on April 8, 2014 received one issued and outstanding share of Delcath common stock in exchange for sixteen issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-sixteen exchange were rounded up to the next whole share. The reverse stock split had no impact on the number of common shares authorized or the par value per share of Delcath common stock, which remain 170,000,000 and $.01, respectively. All current and prior period amounts related to shares, share prices and earnings per share, presented in these Condensed Consolidated Financial Statements and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

At-the-Market (“ATM”) Programs

In March 2013, the Company entered into an agreement with Cowen and Company LLC (“Cowen”) to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the year ended December 31, 2014 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.8 million, with net cash proceeds after related expenses of approximately $4.7 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of September 30, 2015, the Company has approximately $39.9 million remaining under the program subject to market conditions and certain limitations.

Warrants

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. During the nine months ended September 30, 2015, 0.2 million 2012 Warrants were exercised for net proceeds of approximately $0.1 million. The 2012 Warrants had a three-year term which expired on May 31, 2015. The remaining liability was credited to Change in fair value of the warrant liability.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At September 30, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At September 30, 2015, the February 2015 Warrants were exercisable at $0.74 per share with approximately 1.1 million warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 9.4 million Units consisting of 9.4 million shares of its common stock, Series A Warrants to purchase up to 7.0 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 9.4 million common shares (“July 2015 Series B Warrants”) and 7.0 million July 2015 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At September 30, 2015, the July 2015 Series A Warrants were exercisable at $0.87 with approximately 7.0 million warrants outstanding and the July 2015 Series B Warrants were exercisable at $0.75 with approximately 9.4 million outstanding. The July 2015 Series A Warrants have a five-year term and the July 2015 Series B Warrants have a 90 trading day term.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 187,500, and 1,506,250 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In June 2015, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,100,000 shares, from 406,250 to 1,506,250 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of September 30, 2015 there were 175,232 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three and nine months ended September 30, 2015, the Company recognized compensation expense of approximately $0.1 million and $0.3 million, respectively, relating to stock options granted to employees.  For the same periods in 2014, the Company recognized compensation expense of approximately $0.1 million and $0.3 million, respectively. There were approximately 0.5 million stock options granted during the nine months ended September 30, 2015. There were 75,000 stock options granted for the same period in 2014.

For the three and nine months ended September 30, 2015, the Company recognized compensation expense of approximately $0.1 million and $0.2 million, respectively, related to restricted stock granted to employees.  For the same periods in 2014, the Company recognized compensation expense of approximately $36,000 and $0.1 million, respectively. There were approximately 0.6 million shares of restricted stock granted during the nine months ended September 30, 2015. There were approximately 63,000 shares of restricted stock granted for the same period in 2014.

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

For the three and nine months ended September 30, 2015, the Company recorded pre-tax derivative warrant income of $1.3 million and $1.4 million, respectively. The resulting derivative warrant liabilities totaled $2.9 million at September 30, 2015. In the event of a hypothetical 10% increase in the market price of our common shares on which the September 30, 2015 valuation was based, the value of the derivative liability would have increased by approximately $0.6 million. Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2015 was determined by using an option pricing model with the following assumptions:

	Series A 2015 Warrants	Series B 2015 Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	91.13%	122.86%	91.13%	93.75%
Risk-free interest rates	1.31%	0.00%	1.26%	0.92%
Expected life (in years)	4.75	0.15	4.50	3.00

For the period ended September 30, 2015 and 2014, there were no transfers in or out of Level 1, 2 or 3 inputs.

Money Market Funds

The Company has determined that the inputs associated with the fair value determination of its money market funds are based on quoted prices (unadjusted) and, as a result, the investments have been classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2015
Assets
Money market funds (included in Cash and Cash Equivalents)	$1,943	$—	$—	$1,943
Liabilities
Derivative instrument liabilities	$—	$—	$2,935	$2,935

The table below presents the activity within Level 3 of the fair value hierarchy for the nine months ended September 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2014	$225
Total change in the liability included in earnings	(1,414)
Fair value of warrants issued	4,247
Fair value of warrants exercised	(123)
Balance at September 30, 2015	$2,935

(9)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2015 and 2014 because their effects would be anti-dilutive:

	September 30,
	2015	2014
Stock options	766,135	227,718
Unvested restricted shares	576,086	64,515
Warrants	18,059,000	850,138
Total	19,401,221	1,142,371

(10)	Taxes

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

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. During the third quarter of 2015, the Company was notified by the Internal Revenue Service that they will be examining the tax return for calendar year 2013. The effect of the outcome cannot be reasonably estimated as the exam is presently in its initial stages. However, the Company does not expect any material change to its financial statements as a result of this audit. Any proposed adjustments would result in an adjustment to the net operating loss carryforward for which a valuation allowance has been provided against the full amount. The Company has not been audited by the international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company’s tax years generally remain open to examination for all federal, state and foreign tax matters until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2015 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending September 30, 2015 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2014  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

The focus of our CDP is informed by our prior clinical development program, which was conducted between 2004 and 2010, and approximately 250 commercial and clinical CHEMOSAT cases performed on over 125 patients in Europe. Experience gained from prior clinical trials and U.S. regulatory feedback has led to implementation of several safety improvements to both our product and the associated medical procedure. These improvements have been incorporated and utilized in the commercial cases in Europe.

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

On April 21, 2010, we announced that our randomized Phase 3 clinical trial of PHP with melphalan using Melphalan/HDS for patients with unresectable metastatic ocular and cutaneous melanoma in the liver had successfully achieved the study’s primary endpoint of extended hepatic progression-free survival, or hPFS. An updated summary of the results was presented at the European Multidisciplinary Cancer Congress organized by the European Cancer Organization (ECCO) and the European Society of Medical Oncology (ESMO) in September 2011. Data submitted in October 2012 to the FDA in Delcath’s New Drug Application (NDA) comparing treatment with the PHP with melphalan (the treatment group) to BAC (the control group), showed that patients in the PHP arm had a statistically significant longer median hPFS of 7.0 months compared to 1.7 months in the BAC control group, according to the Independent Review Committee (IRC) assessment. This reflects a 4-fold increase of hPFS over that of the BAC arm, with 50% reduction in the risk of progression and/or death in the PHP treatment arm compared to the BAC control arm. These results have been accepted for publication in the prestigious Annals of Surgical Oncology.

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

European Clinical Data Generation

On April 2, 2015 we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and Quality of Life (QoL) information using observational study methods. This registry will gather data in multiple tumor types from commercial cases performed by participating cancer centers in Europe.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  However, we believe the Patient Registry will provide a valuable data repository from a commercial setting that can be used to support clinical adoption and reimbursement in Europe. Cancer centers in Germany, the United Kingdom, and the Netherlands are participating in the registry and patient enrollment has begun.

Recent Data Presentation

In September 2015, results from a study conducted by two EU treatment centers on the treatment of patients with liver metastases from ocular melanoma with CHEMOSAT were presented as a poster at the European Cancer Congress (ECCO) annual meeting. The study entitled, "Treating Unresectable Liver Metastases of Uveal Melanoma with (Percutaneous) Isolated Hepatic Perfusion with Melphalan: Results from Two Experienced Centers," by E.M. De Leede, M.C. Burgmans, et al., was a retrospective study conducted by investigators at Leiden University Medical Center (LUMC) and Erasmus Medical Center (EMC) in the Netherlands. Investigators compared patients with uveal (ocular) melanoma liver metastases treated with isolated hepatic perfusion (IHP), an open surgical procedure that can be performed only once, with patients treated with repeatable percutaneous hepatic perfusion  (PHP) using the CHEMOSAT system with an aim to treat patients twice with a six week interval. Treatment characteristics, complications, toxicity, progression free and overall survival of both therapeutic approaches were analyzed. Both IHP and PHP treatments were performed with melphalan.

In the IHP cohort (30 patients treated between March 1999 and April 2009) progression free survival was 6 months and recurrence was mainly in the liver, and overall survival was 10 months. In the PHP cohort (9 patients who received 15 PHP treatments since February 2014), the maximum follow-up period was 14 months. Eight patients are still alive, seven without progression of disease. A decrease in red and white blood cell count and thrombocytes after the procedure was observed, and 3 patients needed blood transfusions or platelet infusion. Treatment was overall well tolerated. Investigators concluded that "percutaneous hepatic perfusion appears to be an effective and safe procedure in selected patients with unresectable liver metastases of colorectal cancer or uveal melanoma and can be repeated."

Also in September 2015, results of two European investigator-sponsored studies with CHEMOSAT for the treatment of liver metastases were presented as posters at the Cardiovascular and Interventional Radiology Society (CIRSE) annual meeting. An investigator-sponsored study entitled "Safety and Efficiency of The Delcath 2nd Generation Filter in Percutaneous Hepatic Perfusion (PHP) with Melphalan for Unresectable Hepatic Metastases of Colorectal Cancer and Uveal Melanoma" conducted at the Leiden University Medical Center (LUMC) by M.C. Burgmans, N. de Leede, et al. analyzed safety and pharmacokinetics of CHEMOSAT. Investigators examined pharmacokinetic blood samples taken at baseline and set intervals during 15 PHP procedures performed with CHEMOSAT on 10 patients. The PHP procedures were performed with a melphalan dose of 3.0 mg/kg. Results showed grade 3 complications (mostly asymptomatic leukocytopenia and thrombocytopenia) in seven patients, and febrile neutropenia with bacterial pharyngitis in one patient. Febrile neutropenia was not seen again in the study after growth factors were instituted in a study protocol amendment. First blood sample showed filter efficiency of 93%. Investigators concluded that the efficiency of the Delcath 2nd Generation Filter was very high, and that PHP with the filter was associated with no mortality and acceptable morbidity consistent with commercial use in Europe.

Another study, entitled "Lessons and Early Results from the Largest Single Centre Experience in Europe of Treating Ocular Melanoma Liver Metastases with Chemosaturation via Percutaneous Hepatic Perfusion" and conducted at Southampton University in the United Kingdom by G. Hickson, I. Wilson, B. Steadman, et al., reported results from a retrospective analysis of mortality, morbidity, intra-procedural imaging and complication data on 22 consecutive patients who were planned for PHP treatment over a 30-month period. Of the 20 patients who were able to receive treatment, 11 patients remained alive after a median of 280 days, with one complete response ongoing at more than one year post-treatment. Nine deaths from disease progression occurred after a median of 264 days from the first procedure. A complete imaging response in the liver was observed in two patients (10%), 13 patients (65%) had a partial liver response and two patients (10%) had stable disease for more than three months. Investigators concluded that "PHP is an effective palliative treatment in a bleak disease with an acceptable side-effect profile."

Data from additional studies have been accepted for presentation at the European Association of Dermato Oncology (EADO) and the Radiological Society of North American annual meetings in the coming weeks.

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

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a national Zusatzentgeld (ZE) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group (DRG) code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created.  With ZE reimbursement established, hospitals in Germany can begin to negotiate with insurers to obtain reimbursement rates for CHEMOSAT procedures beginning in February 2016 and the procedure will now be permanently represented in the DRG catalog in Germany. This decision represents the first national reimbursement mechanism for CHEMOSAT procedures in Europe.

ZE reimbursement will replace the previous Neue Untersuchungs und Behandlungsmethoden (NUB) procedure that required patients in Germany to apply individually for reimbursement of their CHEMOSAT treatment.   Until ZE reimbursement rates are negotiated, we expect that Individual Funding Requests (IFRs) will continue to be the primary reimbursement vehicle in the German market. IFRs are case-by-case appeals for reimbursement made to the patient’s insurance carrier (“sickness funds”). While each IFR is evaluated independently, the majority of these applications are being approved.

The establishment of ZE coverage by InEK was made in response to an application made by the German Radiology Society for CHEMOSAT in March 2015 with wide support among medical cancer centers in Germany.

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

Other European Markets

Permanent reimbursement coverage in remaining EU markets will require additional time to secure. For France, Spain and the Netherlands, publication of the Phase 3 trial manuscript is a key component of the reimbursement process. The Phase 3 trial manuscript has been accepted for publication in the prestigious Annals of Surgical Oncology and will serve as the foundation for the reimbursement efforts in these Countries.  In the interim period, we are seeking payment through various avenues, including new technology programs.

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

Management Transition

In October 2015, Jennifer Simpson, Ph.D., M.S.N., C.R.N.P., President and Chief Executive Officer, was appointed to the Company's Board of Directors. Dr. Simpson was named President and Chief Executive Officer in May 2015, served as Interim President and Chief Executive Officer of Delcath from September 2014 to May 2015, and served as Interim Co-President and Co-Chief Executive Officer from September 2013 to September 2014. She joined Delcath in 2012 as Executive Vice President, Global Marketing. In addition, Roger G. Stoll, Ph.D., formerly Executive Chairman, was appointed as Chairman of the Board. With Dr. Simpson's appointment, Delcath Systems will have seven directors.

Results of Operations for the three and nine months ended September 30, 2015; Comparisons of Results of Operations for the three and nine months ended September 30, 2014

Three months ended September 30, 2015 and September 30, 2014

Revenue

The Company recorded approximately $0.4 million in revenue related to product sales during the three months ended September 30, 2015. The Company recorded approximately $0.2 million in revenue during the same period of 2014. The increase is a result of greater product sales in 2015.

Cost of Goods Sold

During both the three months ended September 30, 2015 and 2014, the Company recorded cost of goods sold of approximately $0.1 million. The Company continues to expect a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the three month periods ended September 30, 2015 and 2014, selling, general and administrative expenses were $2.3 million and $4.5 million, respectively. In September 2014, the Company recorded approximately $1.3 million in workforce and lease restructuring expenses. The remaining decrease of $0.9 million is primarily attributable to the Company’s successful efforts to increase organizational efficiencies through workforce restructurings as discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as the completion of its evaluation of potential strategic options during the 2014 leadership transition period.

Research and Development Expenses

For the three month periods ended September 30, 2015 and 2014, research and development expenses were $1.7 million and $0.7 million, respectively. This increase is a result of costs related to our clinical development initiatives which are discussed in further detail above.

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

Net Loss

The Company recorded a net loss for the three months ended September 30, 2015, of $2.4 million, a decrease of $2.1 million, or 46.9%, compared to a net loss of $4.6 million for the same period in 2014. This decrease in net loss is primarily due to a $1.3 million reduction in operating expenses, a $0.1 million improvement in gross profit and a $0.7 million change in the fair value of the warrant liability, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013 and lease restructurings in 2014.

Nine months ended September 30, 2015 and September 30, 2014

Revenue

The Company recorded approximately $1.3 million in revenue related to product sales during the nine months ended September 30, 2015. The Company recorded approximately $0.8 million in revenue during the same period of 2014. The increase is a result of greater product sales in 2015.

Cost of Goods Sold

During the nine months ended September 30, 2015, the Company recorded cost of goods sold of approximately $0.4 million. During the same period in 2014, the Company recorded cost of goods sold of approximately $0.2 million. The Company continues to expect a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2015 and 2014, selling, general and administrative expenses were $7.8 million and $13.0 million, respectively. In the nine months ended September 30, 2014, the Company recorded approximately $2.4 million in workforce and lease restructuring expenses. The remaining decrease of $2.8 million decrease is primarily attributable to the Company’s successful efforts to increase organizational efficiencies through workforce restructurings as discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as the completion of its evaluation of potential strategic options during the leadership transition period.

Research and Development Expenses

For the nine months ended September 30, 2015 and 2014, research and development expenses were $4.1 million and $3.6 million, respectively. During the first nine months of 2015, the Company had an increase of approximately $1.0 million in expenses related to its clinical development initiatives. This increase was partially offset by savings related to efforts to increase organizational efficiencies through a phase out of the medial science liaison program and workforce restructurings discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

Net Loss

The Company recorded a net loss for the nine months ended September 30, 2015, of $9.6 million, a decrease of $4.8 million, or 33.4%, compared to a net loss of $14.4 million for the same period in 2014. This decrease in net loss is primarily due to a $4.7 million reduction in operating expenses and a $0.4 million improvement in gross profit, which was offset by a $0.2 million change in the fair value of the warrant liability, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013 and lease restructurings in 2014.

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

At September 30, 2015, the Company had cash and cash equivalents totaling $16.7 million, as compared to cash and cash equivalents totaling $20.5 million and $23.3 million at December 31, 2014 and September 30, 2014, respectively. During the nine months ended September 30, 2015 the Company used $12.2 million of cash in its operating activities, which compares to $12.3 million used for operating activities during the comparable period in 2014.  The decrease of $0.1 million is primarily driven by a reduction in operating expenses that was offset by paying out accruals including severance, bonus and lease restructuring liabilities. The Company believes that its capital resources are adequate to fund its operating activities into the first half of 2016.

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

In March 2013, the Company filed a registration statement on Form S-3 with the SEC and also entered into a new sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. The registration statement became effective on May 1, 2013 (333-187230). As of September 30, 2015, Delcath had approximately $39.9 million available under this registration statement subject to market conditions and certain limitations. The Company intends to use this for its “at the market” equity offering program.

In October 2015, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on October 20, 2015 and allows the Company to offer and sell, from time to time in one or more offerings, up to $77.4 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. This registration statement replaces the shelf registration filed in October 2012. Pursuant to SEC regulations, so long as the Company’s public float remains below $75 million, we cannot sell securities from the shelf registration statement which represent more than one third of the market value of our non-affiliated public float during any 12-month period.

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

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. During the nine months ended September 30, 2015, 0.2 million 2012 Warrants were exercised for net proceeds of approximately $0.1 million. The 2012 Warrants had a three-year term which expired on May 31, 2015. The remaining liability was credited to Change in fair value of the warrant liability.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At September 30, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants.  The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At September 30, 2015, the February 2015 Warrants were exercisable at $0.74 per share with approximately 1.1 million warrants outstanding. The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 9.4 million Units consisting of 9.4 million shares of its common stock, Series A Warrants to purchase up to 7.0 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 9.4 million common shares (“July 2015 Series B Warrants”) and 7.0 million July 2015 Series A Warrants per unit pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A Warrants and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At September 30, 2015, the July 2015 Series A Warrants were exercisable at $0.87 with approximately 7.0 million warrants outstanding and the July 2015 Series B Warrants were exercisable at $0.75 with approximately 9.4 million outstanding. The July 2015 Series A Warrants have a five-year term and the July 2015 Series B Warrants have a 90 trading day term.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, and the July 2015 Series A and Series B Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the nine months ended September 30, 2015, the Company recorded pre-tax derivative instrument income of $1.4 million. The fair value of the Warrants totaled $2.9 million at September 30, 2015. Management expects that the warrants outstanding at September 30, 2015 will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2015 was determined by using an option pricing model assuming the following:

	Series A 2015 Warrants	Series B 2015 Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	91.13%	122.86%	91.13%	93.75%
Risk-free interest rates	1.31%	0.00%	1.26%	0.92%
Expected life (in years)	4.75	0.15	4.50	3.00
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the financial statements for the third quarter of 2015, a material weakness in the Company’s internal control over financial reporting was identified relating to the appropriate valuation of the Series B Warrants issued in July 2015 and which expire in November 2015, a unique and complex security.  Immediately upon the identification of the material weakness, the Company engaged the services of an outside expert to assist the Company in appropriately valuing the Series B Warrant, a non-cash item, and the Company expects to consult such expert if it issues additional unique and complex securities in the future.  The September 30, 2015 financial statements contained in this Form 10-Q reflect the appropriate value for the Series B Warrant and no prior financial statements were impacted.  As of November 10, 2015, the Company has taken appropriate steps to remediate the material weakness, as discussed above, and subject to satisfactory completion of testing of these new procedures for effectiveness, management believes that these new procedures will remediate the material weakness.

As discussed above, Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of September 30, 2015 (the end of the period covered by this Quarterly Report on Form 10-Q), were not effective to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 24, 2015, the Court granted Lead Plaintiff’s Motion for Preliminary Approval of Class Action Settlement and set a Final Approval Hearing for October 19, 2015. Pursuant to the Court’s Preliminary Approval Order, notice and claim forms were mailed to class members and class members had an opportunity to submit claims, to opt-out of the settlement, and/or to object to the settlement.

At the Final Approval Hearing held on October 19, 2015, the Court considered the notice process and results and other relevant information, noting that there were no objections to the Settlement.

On October 22, 2015, the Court entered an order granting final approval of the Settlement and dismissing the action with prejudice.  The Settlement fully and finally resolves the claims brought by Lead Plaintiff on behalf of the class it seeks to represent, and establishes a settlement fund of $8,500,000 in return for a release of all claims in this litigation.  The Court also approved the attorneys’ fees request of 25% of the settlement fund, or $2,125,000.  The Lead Plaintiffs were also awarded sums paid from the settlement fund.  The amount of Settlement will be covered by its insurance and is not expected to result in any additional expense in the Company’s financial statements.

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

On August 12, 2015, the Court held a hearing regarding the granting of preliminary approval of the Settlement and requested certain information from the parties.

On August 24, 2015, the Court granted Lead Plaintiff’s Motion for Preliminary Approval of the Settlement and set a Final Approval Hearing on October 19, 2015.  Pursuant to the Court’s Preliminary Approval Order, notice of the settlement was filed with the U.S. Securities and Exchange Commission, and provided on the Company’s website, Investor’s Business Daily, and with the Depository Trust Company, and Delcath stockholders had the opportunity to opt-out of the settlement, and/or to object to the settlement.

At the Final Approval Hearing held on October 19, 2015, the Court considered the notice process and results and other relevant information, noting that there were no objections to the Settlement.

On October 23, 2015, the Court entered an order granting final approval of the Settlement and dismissing the action with prejudice.  The Settlement fully and finally resolves the claims brought by Lead Plaintiff on behalf of the Company.  The Company agrees to pay to Plaintiff’s Counsel an agreed-to fee and expense award of $495,000.  The amount of Settlement will be covered by its insurance and is not expected to result in any additional expense in the Company’s financial statements.

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

The proposed settlement of the Weinstein matter is included in the Stipulation of Settlement filed on July 2, 2015, described above for the Consolidated Derivative Case. On October 22, 2015, the Court in the Consolidated Derivative Case entered an order granting final approval of the Settlement.  The plaintiff in the Weinstein matter agrees to voluntarily dismiss the matter with prejudice within ten (10) days of the entry of the above-mentioned October 22, 2015 Order.

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

November 10, 2015	DELCATH SYSTEMS, INC.
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