Form 10-K
period 2015-12-31
DELCATH SYSTEMS, INC.
filed 2016-03-18
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 001-16133

DELCATH SYSTEMS, INC.

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Avenue of the Americas, 43rd Floor New York, NY	10019
(Address of principal executive offices)	(Zip Code)

212-489-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Capital Market of $0.96 per share, was $11,848,790 as of June 30, 2015.

At March 18, 2016 the registrant had outstanding 24,043,491 shares of par value $0.01 Common Stock.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the period ended December 31, 2015 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2015 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” our Quarterly Report on Form 10-Q for the period ended September 30, 2015  in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Our primary focus is on the execution of our clinical development program (CDP) in ocular melanoma liver metastases (mOM), intrahepatic cholangiocarcinoma (ICC), hepatocellular carcinoma (HCC or primary liver), and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of: The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma, a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a Global Phase

2 clinical trial program investigating Melphalan/HDS with and without sorafenib in HCC and Melphalan/HDS in ICC. Our CDP also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in HCC and colorectal cancer liver metastases (mCRC).

The direction and focus of our CDP for CHEMOSAT/Melphalan/HDS is informed by prior clinical development conducted between 2004 and 2010, non-clinical, commercial CHEMOSAT cases performed on approximately150 patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research, development, early European commercial and U.S. regulatory activity has led to the implementation of several safety improvements to our product and the associated medical procedure.

In the United States, Melphalan/HDS is considered a combination drug and device product, and is regulated as a drug by the FDA. The FDA has granted us six orphan drug designations, including three orphan designations for the use of the drug melphalan for the treatment of patients with mOM, HCC and ICC. Melphalan/HDS has not been approved for sale in the United States.

In Europe, the current version of our CHEMOSAT product is regulated as a Class IIb medical device and received its CE Mark in 2012. We are in an early phase of commercializing the CHEMOSAT system in select markets in the European Union where the prospect of securing adequate reimbursement for the procedure is strongest. In 2015 national reimbursement coverage for CHEMOSAT procedures was awarded in Germany, with coverage levels to be determined by German authorities in mid to late 2016.

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

Based on third party research, we estimate that approximately 15,000 of the 76,000 patients diagnosed annually in the U.S. and Europe could be eligible candidates for treatment with the Melphalan/HDS. The FDA has granted orphan drug status to the Melphalan/HDS for treatment of patients with unresectable HCC. We believe that there is a large unmet medical need in first line therapy for patients with HCC, with Sorafenib the only currently approved systemic therapy in the U.S., Europe and certain Asian markets.

ICC is the second most common primary liver tumor and accounts for 3% of all gastrointestinal cancers and 15% of HCC cases diagnosed in the U.S. and Europe annually.  Outside of resection, which is the only cure for ICC, there is currently no standard of care (SOC). Base on third party research we believe that 90% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain focal interventions. We estimate that approximately 6,500 ICC patients in the U.S. and Europe annually could be candidates for treatment with Melphalan/HDS, which we believe represents a significant market opportunity. We intend to pursue an orphan drug designation from the FDA for Melphalan/HDS for the treatment of patients with ICC.

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

The PHP procedure is performed in an interventional radiology suite in approximately two to three hours. Patients remain in an intensive care or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT/Melphalan/HDS is repeatable, and a new disposable CHEMOSAT/Melphalan/HDS is used for each treatment. Patients treated in both clinical and non-clinical settings have received up to 6 treatments. In the United States, melphalan hydrochloride for injection will be included with the system. In Europe, the system is sold separately and used in conjunction with melphalan hydrochloride commercially available from a third party. In our clinical trials, melphalan hydrochloride for injection is provided to both European and U.S. clinical trial sites.

Risks associated with the CHEMOSAT/Melphalan/HDS Procedure

As with many cancer therapies, treatment with CHEMOSAT/Melphalan/HDS is associated with toxic side effects and certain risks, some of which are potentially life threatening. An integrated safety population comprised of patients treated during our prior clinical development using early versions of the Melphalan/HDS showed these risks to include grade 3 or 4 bone marrow suppression and febrile neutropenia, as well as risks of hepatic injury, severe hemorrhage, gastrointestinal perforation, stroke, and myocardial infarction in the setting of an incomplete cardiac risk assessment. In this integrated safety population, deaths due to certain adverse reactions did not occur again during the clinical trials following the adoption of related protocol amendments.

Procedure and Product Refinements

The trials that comprised this integrated safety population used early versions of the device and procedure. As a consequence of these identified risks and experience gained in non-clinical, commercial usage in Europe, we have continued to develop and refine both the CHEMOSAT/Melphalan/HDS and the PHP procedure. The procedure refinements have included modifications to the pre, peri and post procedure patient management and monitoring, as well as the use of the following:  prophylactic administration of proton pump inhibitors, prophylactic platelet transfusions, prophylactic hydration at key pre-treatment intervals, use of vasopressor agents coupled with continuous monitoring for maintenance of blood pressure and prophylactic administration of growth factors to reduce risk of serious myelosuppression. In addition, in 2012 we introduced the Generation Two version of the CHEMOSAT system, which offered improved hemofiltration and other product enhancements.

Reports from treating physicians in both Europe and the U.S. using the Generation Two CHEMOSAT/Melphalan/HDS in a non-clinical, commercial setting have suggested that these product improvements and procedure refinements have improved the safety profile. In 2015, physicians in Europe and the U.S. also presented the results of research that signaled an improved safety profile as well as efficacy in multiple tumor types at several major medical conferences.

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

On April 21, 2010, we announced that our randomized Phase 3 clinical trial of PHP with melphalan using Melphalan/HDS for patients with unresectable metastatic ocular and cutaneous melanoma in the liver had successfully achieved the study’s primary endpoint of extended hepatic progression-free survival, or hPFS. An updated summary of the results was presented at the European Multidisciplinary Cancer Congress organized by the European Cancer Organization (ECCO) and the European Society of Medical Oncology (ESMO) in September 2011. Data submitted in October 2012 to the FDA in Delcath’s New Drug Application (NDA) comparing treatment with the PHP with melphalan (the treatment group) to BAC (the control group), showed that patients in the PHP arm had a statistically significant longer median hPFS of 7.0 months compared to 1.7 months in the BAC control group, according to the Independent Review Committee (IRC) assessment. This reflects a 4-fold increase of hPFS over that of the BAC arm, with 50% reduction in the risk of progression and/or death in the PHP treatment arm compared to the BAC control arm. Results of this study were published in Annals of Surgical Oncology, a prestigious medical journal in December 2015.

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

Prior U.S. Regulatory Experience

Based on the results from our prior clinical development in August 2012 we submitted a New Drug Application (NDA) under Section 505(b)(2) of the Federal Food Drug Cosmetic Act (FFDCA) seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver, and subsequently amended the indication to ocular melanoma metastatic to the liver. Data submitted to the FDA used the early clinical trial versions of the system along with early clinical procedure techniques. Our NDA was accepted for filing by the Food and Drug Administration (FDA) on October 15, 2012, and was designated for standard review with an initial Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013. On April 3, 2013, the FDA extended its PDUFA goal date to September 13, 2013.

On May 2, 2013 we announced that an Oncologic Drug Advisory Committee (ODAC) panel convened by the FDA voted 16 to 0, with no abstentions, that the benefits of treatment with the early version of Melphalan/HDS did not outweigh the risks associated with the procedure. A significant portion of FDA’s presentation to the ODAC panel was focused on the FDA’s assessment of treatment related risks, including the analysis of treatment-related deaths that occurred during clinical trials. The FDA also expressed concerns about hypotension (low blood pressure) during the procedure, length of hospital stay, as well as risks of stroke, heart attack, renal failure, and bone marrow suppression. We believe that the protocol amendments and other procedure refinements instituted during clinical trials and subsequently in commercial, non-clinical usage in Europe, including changes to the way blood pressure is managed and monitored, may help address these procedure related risks. Collection of adequate safety data on all aspects of the procedure is a major focus of the clinical trials in our current CDP.

Briefing materials presented to the 2013 ODAC panel by both the FDA and Delcath are available on our website at http://delcath.com/clinical-research/clinical-bibliography.

2013 Complete Response Letter

In September 2013 the FDA issued a complete response letter (CRL) in response to our NDA. The FDA issues a CRL after the review of a file has been completed and questions remain that preclude approval of the NDA in its current form. The FDA comments included, but were not limited to, a statement that Delcath must perform another "well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS using overall survival as the primary efficacy outcome measure," and which "demonstrates that the clinical benefits of Melphalan/HDS outweigh its risks." The FDA also required that the additional clinical trial(s) be conducted using the product the Company intends to market, and that certain clinical, clinical pharmacology, human factors and product quality elements of the CRL be addressed.

In January 2016, we announced the conclusion of a Special Protocol Assessment Agreement with the FDA on the design of a new Phase 3 clinical trial of Melphalan/HDS to treat patients with hepatic dominant ocular melanoma. This SPA provides agreement that our new Phase 3 trial design adequately addresses objectives that, if met, would support the submission for regulatory approval of Melphalan/HDS. The SPA agreement also represents the satisfactory resolution of a substantial number of the FDA’s CRL non-clinical trial related requirements.

Current Clinical Development Program

The focus of our current CDP is to generate clinical data for the CHEMOSAT/Melphalan/HDS in various disease states and validate the safety profile of the current version of the product and treatment procedure. We believe that the improvements we have made to CHEMOSAT/Melphalan/HDS and to the PHP procedure have addressed the severe toxicity and procedure-related risks observed during the previous Phase 2 and 3 clinical trials. The CDP is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory approvals in various jurisdictions, including the U.S.

FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the FOCUS Trial)

In January 2016, we initiated a new pivotal Phase 3 overall survival (OS) clinical trial in hepatic dominant ocular melanoma with the first patient enrolled in February 2016. Called the FOCUS Trial, this new global Phase 3 trial will evaluate the safety, efficacy and pharmacokinetic profile of Melphalan/HDS versus best alternative care in 240 patients with hepatic dominant OM. The primary endpoint is a comparison of overall survival between the two study arms. Secondary and exploratory endpoints include progression-free survival, overall response rate and Quality of Life (QoL) measures. In the FOCUS trial's treatment phase, patients randomized to the Melphalan/HDS arm will receive up to six treatments at intervals of six to eight weeks for up to 12 months. Tumor response will be assessed in both study arms every 12 weeks until evidence of hepatic disease progression. For patients progressing to the follow-up phase, disease assessment scans will continue every 12 weeks for up to two years.

The FOCUS Trial will be conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Fla. has been activated as a participating center and Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, is serving as the trial's principal investigator.

The FOCUS Trial is being conducted under a Special Protocol Assessment (SPA) we concluded with the U.S. Food and Drug Administration (FDA) in January 2016.  Under the terms of the SPA, the FOCUS Trial is the only Phase 3 trial required for submission of a New Drug Application.

There currently is no standard of care for the treatment of hepatic dominant ocular melanoma. The Melphalan/HDS has been granted orphan drug status by FDA for treatment of patients with ocular melanoma. Based on the strength of the efficacy data in this disease observed in our prior Phase 3 clinical trial and the reports of an improved safety profile from approximately 150 patients treated in a non-clinical trial setting in Europe, we are confident that this program can address the concerns raised by the FDA in its CRL. We believe that ocular melanoma liver metastases represent a high unmet medical need, and that pursuit of an indication in this disease state represents the fastest path to potential approval of the Melphalan/HDS in the U.S.

Phase 2 Hepatocellular Carcinoma (HCC) & Intrahepatic Cholangiocarcinoma (ICC) Program

In 2014 we initiated a new Phase 2 clinical trial program in Europe and the U.S., with the goal of obtaining an efficacy and safety signal for Melphalan/HDS in the treatment of HCC and ICC. Due to differences in treatment practice patterns between Europe and the U.S., we established separate European and U.S. trial protocols for the HCC Phase 2 program with different inclusion and exclusion patient selection criteria:

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

o	ICC Cohort – In 2015 we expanded Protocol 202 to include a cohort of patients with ICC. The trial for this cohort is being conducted at the same centers participating in the Phase 2 HCC trial.

Clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. These trials are actively enrolling, but the start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator treatment or required prior therapy.

European Investigator Initiated Trials

In addition to the clinical trials in our CDP, we are supporting data generation in other areas. We are currently two Investigator Initiated Trials (IITs) in Europe– one in colorectal carcinoma metastatic to the liver (mCRC) at Leiden University Medical Center in The Netherlands, and another in HCC at Goethe University Hospital in Frankfurt Germany. Both of these trials have opened for enrollment.  We continue to evaluate other IITs as suitable opportunities present in Europe. We believe IITs will serve to build clinical experience at key cancer centers, and will help support efforts to obtain full reimbursement in Europe.

European Clinical Data Generation

On April 2, 2015 we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and QoL information using observational study methods. This registry will gather data in multiple tumor types from commercial cases performed by participating cancer centers in Europe.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  However, we believe the Patient Registry will provide a valuable data repository from a commercial setting that can be used to identify further clinical development opportunities, support clinical adoption and reimbursement in Europe. Cancer centers in Germany, the United Kingdom, and the Netherlands are participating in the registry and patient enrollment has begun.

Recent Data Presentations

In September 2015, results from a study conducted by two EU treatment centers on the treatment of patients with liver metastases from ocular melanoma with CHEMOSAT was presented as a poster at the European Cancer Congress (ECCO) annual meeting. The study entitled, "Treating Unresectable Liver Metastases of Uveal Melanoma with (Percutaneous) Isolated Hepatic Perfusion with Melphalan: Results from Two Experienced Centers," by E.M. De Leede, M.C. Burgmans, et al., was a retrospective study conducted by investigators at Leiden University Medical Center (LUMC) and Erasmus Medical Center (EMC) in the Netherlands. Investigators compared patients with uveal (ocular) melanoma liver metastases treated with isolated hepatic perfusion (IHP), an open surgical procedure that can be performed only once, with patients treated with repeatable percutaneous hepatic perfusion  (PHP) using the CHEMOSAT system with an aim to treat patients twice with a six week interval. Treatment characteristics, complications, toxicity, progression free and overall survival of both therapeutic approaches were analyzed. Both IHP and PHP treatments were performed with melphalan.

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

Also in September 2015, results of two European investigator-sponsored studies with CHEMOSAT for the treatment of liver metastases were presented as posters at the Cardiovascular and Interventional Radiology Society (CIRSE) annual meeting. An investigator-sponsored study entitled "Safety and Efficiency of The Delcath 2nd Generation Filter in Percutaneous Hepatic Perfusion (PHP) with Melphalan for Unresectable Hepatic Metastases of Colorectal Cancer and Uveal Melanoma" conducted at the Leiden University Medical Center (LUMC) by M.C. Burgmans, N. de Leede, et al. analyzed safety and pharmacokinetics of CHEMOSAT. Investigators examined pharmacokinetic blood samples taken at baseline and set intervals during 15 PHP procedures performed with CHEMOSAT on 10 patients. The PHP procedures were performed with a melphalan dose of 3.0 mg/kg. Results showed grade 3 complications (mostly asymptomatic leukocytopenia and thrombocytopenia) in seven patients, and febrile neutropenia with bacterial pharyngitis in one patient. Febrile neutropenia was not seen again in the study after growth factors were instituted in a study protocol amendment. Analysis of the first blood samples showed filter efficiency of 93%. Investigators concluded that the efficiency of the Delcath 2nd Generation Filter was very high, and that PHP with the filter was associated with no mortality and acceptable morbidity consistent with commercial use in Europe.

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

In November 2015 we announced that data from three studies supporting treatment for liver metastases with CHEMOSAT were presented at the European Association of Dermato Oncology (EADO) annual congress, which was held in Marseille, France, October 28-31, 2015.

Details of the presentations are as follows:

Liver Directed Treatment Of Metastatic Uveal Melanoma By Chemosaturation Via Percutaneous Hepatic Perfusion – A Single Centre Experience, Southampton University (United Kingdom), presented by lead author Dr. Ioannis Karydis. Researchers conducted a retrospective evaluation of 20 patients treated with CHEMOSAT over 3 years, analyzing survival, tumor response, time to progression and treatment related adverse events. Eighteen patients were able to receive treatment, and 17 of these were evaluable for study purposes. Results showed that ten patients remained alive after median 256 days, with one complete response (6%), four partial responses (24%), and eleven (65%) patients with stable disease for greater than 90 days. Progression free survival for patients who had progressed was 181 days at the time of data cut off, and six patients were alive for greater than one year following their first treatment. Eight deaths from disease progression occurred at a median of 241 days following first treatment, and there were no treatment related deaths. Treatment overall was well tolerated, and non-hematological adverse events were rare (3). Most common adverse events were transient, mild <grade 2 and included transaminitis (56%) and thrombocytopenia (89%); grade 3 anemia was seen in 4 patients and grade 2-4 neutropenia was seen in 4 patients. Researchers concluded that "PHP can be used safely by an experienced team to deliver liver-directed therapy in selected uveal melanoma patients with high progression free and excellent overall survival."

Treating Unresectable Liver Metastases Of Uveal Melanoma With Percutaneous Hepatic Perfusion With Melphalan, Leiden University Medical Center, Erasmus Cancer Institute (the Netherlands) presented by Dr. Mark Burgmans (Leiden). This is an active two-center Investigator Initiated Phase 2 study that aims to evaluate 20 patients with uveal, or ocular melanoma treated with PHP (CHEMOSAT). Data from the first 11 patients with a maximum follow up period of 16 months were presented. Primary endpoints for the study are response rate (as measured by RECIST criteria) following two treatments at 6-week intervals and the percentage of patients with stable disease. Secondary endpoints are safety, overall survival, hepatic progression free survival, and quality of life. Eighteen treatments have been performed on eleven patients and the maximum follow up is currently sixteen months. Current results are that ten patients remain in follow up, and four are without progression of disease. Four patients experienced grade 3 or 4 toxicities that were managed with blood or platelet transfusions. The researchers concluded that PHP with CHEMOSAT "appears to be an effective and safe procedure in selected patients with unresectable liver metastases of uveal melanoma and can be repeated."

Chemosaturation with Percutaneous Hepatic Perfusion of Melphalan for Hepatic Metastases from Uveal Melanoma: Multiinstitutional Evaluation. This study was presented as a poster by lead author Prof. Thomas Vogl, Frankfurt University Hospital and was a retrospective evaluation of non-resectable hepatic metastases from uveal melanoma in 14 patients treated with CHEMOSAT between 2012 and 2014. Eleven patients who received one to three treatments were evaluated by RECIST criteria; survival time analysis was conducted and complications were recorded. Results showed 4 patients (36%) with a partial response, five (46%) with stable disease, and two (18%) with progressive disease. Survival time ranged between 1.5 months to 23 months, with median overall survival of 6.5 months. Time to progression for the two patients who had progressed was 6.2 months for one patient and 1.6 months for a patient who died after evaluation.  Treatment was well tolerated by all 14 patients, with seven experiencing leukopenia, six had thrombocytopenia, and two had neutropenia. Researchers concluded that PHP with CHEMOSAT "has been manifested as a potential treatment for patients with non-resectable hepatic metastases of uveal melanoma." This study was subsequently accepted for presentation at the 2015 Radiology Society of North America (RSNA) annual meeting, held in Chicago, IL from November 29 - December 4, 2015.

Market Access & Commercial Clinical Adoption

European Union

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

Since launching CHEMOSAT in Europe, treatments have been performed at over 20 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver primarily ocular melanoma liver metastases, and other tumor types, including hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, and cutaneous melanoma.

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

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a national Zusatzentgeld (ZE) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group (DRG) code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created.  With ZE reimbursement established, hospitals in Germany can begin to negotiate with insurers to obtain reimbursement rates for CHEMOSAT procedures beginning in February 2016. With the establishment of a ZE code for CHEMOSAT, the procedure is now permanently represented in the DRG catalog in Germany. This decision represents the first national reimbursement mechanism for CHEMOSAT procedures in Europe.

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

In May 2014, the National Institute for Clinical Excellence (NICE), a non-departmental public body that provides guidance and advice to improve health and social care in the UK, completed a clinical review of CHEMOSAT. The NICE review indicated that as the current body of evidence on the safety and efficacy of PHP with CHEMOSAT for primary or metastatic liver cancer is limited, the procedure should be performed within the context of research by clinicians with specific training in its use and techniques.  NICE stated that this research may take the form of observational studies. With continued enrollment in the UK in our Phase 2 HCC and ICC trial in 2016, we believe the data generated from these studies will help provide supporting clinical data and address the concerns raised by NICE relative to survival, quality of life and adverse events.  NICE may decide to conduct a Technology Appraisal of CHEMOSAT thereafter, the outcome of which could influence the long-term reimbursement status.

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

Intellectual Property and Other Rights

Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the health care industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. The Company currently holds eight U.S. utility patents, one U.S. design patent, six pending U.S. utility patent applications (one of which has been allowed), four issued foreign counterpart utility patents (including the validation of one European patent in two European countries, and the validation of another European patent in four European countries), six issued foreign counterpart design patents, and eight pending foreign counterpart patent applications (one of which has been allowed).

When appropriate, the Company actively pursues protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of the CHEMOSAT/Melphalan/HDS that will enable us to expand our platform beyond the treatment of cancers in the liver. There can be no assurance that the pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

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

Employees

During 2015, Delcath added 8 employees or approximately 30% (25-35 employees) in anticipation and support of clinical trial implementations in the E.U. and U.S, as well as in order to meet the demands of commercial sales.   As of December 31, 2015, Delcath had 35 full-time employees.  None of our employees is represented by a union and we believe relationships with our employees are good.

Management Transition

In October 2015, Jennifer Simpson, Ph.D., M.S.N., C.R.N.P., President and Chief Executive Officer, was appointed to the Company's Board of Directors. Dr. Simpson was named President and Chief Executive Officer in May 2015 and served as Interim President and Chief Executive Officer of Delcath from September 2014 to May 2015, and served as Interim Co-President and Co-Chief Executive Officer from September 2013 to September 2014. She joined Delcath in 2012 as Executive Vice President, Global Marketing. In addition, Roger G. Stoll, Ph.D., formerly Executive Chairman, was appointed as Chairman of the Board. With Dr. Simpson's appointment, Delcath Systems has seven directors.

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

Item 1A. Risk Factors

Risks Related to Our Business and Financial Condition

Drug development is an inherently uncertain process with a high risk of failure at every stage of development.  We received a complete response letter from the FDA regarding our Melblez Kit system, which precludes approval of our existing New Drug Application, or NDA.

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

In September 2013, the FDA issued a complete response letter (CRL) with respect to our NDA seeking an indication for ocular melanoma liver metastases for our Melblez Kit system. A CRL is issued by the FDA when the review of a file is completed and questions remain that precludes approval of the NDA in its current form. The FDA comments in the CRL included, but were not limited to, a statement that we must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of Melblez Kit using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of Melblez Kit outweigh its risks.” The FDA also requires that the additional clinical trial(s) be conducted using the product the company intends to market. Prior to conducting additional clinical trials, we must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing and human factors.

As a part of the regulatory process of obtaining marketing clearance for Melphalan/HDS, we will conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. In 2014, we initiated a Phase 2 clinical trial for HCC in both the United States and Europe. In 2015, we expanded the Phase 2 clinical trial for HCC to include a cohort of patients with ICC. The trial for this cohort will be conducted at the same centers participating in the Phase 2 HCC trial. Additionally, in January 2016 we received agreement on a Special Protocol Assessment from the FDA and have initiated a pivotal Phase 3 overall survival clinical trial in ocular melanoma liver metastases. Unfavorable or inconsistent clinical data from clinical trials, including the Phase 2 clinical trial for HCC, the market's perception of this clinical data or FDA's perception of this clinical data, may adversely impact our ability to obtain approval, and the financial condition. Additionally, even if the results of our Phase 2 clinical trial for HCC and ICC are positive, there is a substantial risk that it will fail to have positive results in Phase 3 clinical trials with regard to efficacy, safety or other clinical outcomes and may never obtain regulatory approval.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued its report dated March 18, 2016 in connection with the audit of our financial statements as of December 31, 2015, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our notes to our financial statements for the year ended December 31, 2015 included a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.

We do not expect to generate significant revenue for the foreseeable future.

Our entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of CHEMOSAT/Melphalan/HDS and currently we have only developed this system for the treatment of cancers in the liver. If CHEMOSAT/Melphalan/HDS for the treatment of cancers in the liver fails as a commercial product, we have no other products to sell. In addition, since CHEMOSAT is currently only authorized for marketing in the European Economic Area (EEA) and limited other jurisdictions, if we are unsuccessful in commercializing the product in the EEA and if Melphalan/HDS is not approved in the United States and elsewhere, we will have no means of generating revenue. In September 2013, the FDA issued a CRL with respect to our NDA for our Melblez Kit system. A CRL is issued by the FDA when the review of a file is completed and questions remain that precludes approval of the NDA in its then current form. Accordingly, we do not expect to realize any revenues from product sales in the United States in the next several years, if at all. As a result, our revenue sources are, and will remain, extremely limited until our product candidates are approved by the FDA or other additional foreign regulatory agencies and successfully marketed. CHEMOSAT/Melphalan/HDS may not be successful in clinical trials, approved by the FDA or other additional foreign regulatory agency or marketed at any time in the foreseeable future or at all.

Continuing losses may exhaust our capital resources.

As of December 31, 2015, we had $12.6 million in cash and cash equivalents. We have had minimal revenue to date, and we have a substantial accumulated deficit, recurring operating losses and negative cash flow. For the years ended December 31, 2015, 2014, and

2013, we incurred net losses of approximately $14.7 million, $17.4 million and $30.3 million, respectively, and we expect to continue to incur losses in 2016. To date, we have funded our operations through a combination of private placements and public offerings of our securities. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to complete our clinical trials, product development, regulatory approval process and commercialization of CHEMOSAT/Melphalan/HDS or any other versions of the system.

If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT/Melphalan/HDS, complete our clinical trials or conduct future development and clinical trials.

We will require additional financing to complete our clinical trial program or seek other approvals, to conduct future development and clinical trials and to further commercialize our product in the EEA and any other markets where we receive approval for our system. In addition, we are obligated to make payments under long-term research and development obligations and lease agreements. If financing is unavailable to make the required payments under these agreements, we could be subject to legal liability and our ability to complete our development projects or our clinical trials could be impaired. We do not know if additional financing will be available when needed at all or on acceptable terms. If we are unable to obtain additional financing as needed, we may not be able to commercialize CHEMOSAT/Melphalan/HDS, obtain regulatory approvals or complete our development projects or our clinical trials.

Our liquidity and capital requirements will depend on numerous factors, including:

•	clinical studies, including a Phase 2 clinical trial to establish proof of concept in HCC and ICC and a Phase 3 clinical trial to investigate overall survival in ocular melanoma liver metastases;
•	the timing and costs of our various U.S. and foreign regulatory filings, obtaining approvals and complying with regulations;
•	the timing and costs associated with developing our manufacturing operations;
•	the timing of product commercialization activities, including marketing and distribution arrangements overseas;
•	the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and
•	the impact of competing technological and market developments.

Form S-3 limits the aggregate market value of securities that we are permitted to offer in any 12 month-period under Form S-3 to one-third of our public float. Our ability to raise capital may be impaired and we may not be able to utilize the Form S-3 or access our at the market equity offering program.

Insufficient funds may require us to curtail or stop our commercialization activities, regulatory submissions or ongoing activities for regulatory approval, research and development and clinical trials, which will significantly limit our potential to generate future revenues.

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

In the United States, the FDA regulates drug and device products under the Federal Food, Drug, and Cosmetic Act (FFDCA), and its implementing regulations. Melphalan/HDS is subject to regulation by the FDA as a combination product, which means it is composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of Melphalan/HDS, the primary mode of action is attributable to the drug component of the product, which means that the Center of Drug Evaluation and Research (CDER) has primary jurisdiction over its pre-market development and review.

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

•	may not deem a product candidate to be adequately safe and effective;
•	may not find the data from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;
•	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than we do;
•	may not approve the manufacturing processes or facilities associated with our product candidates;
•	may change approval policies (including with respect to our product candidates’ class of drugs) or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Undesirable side effects caused by any product candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or cause us to evaluate the future of our development programs. The regulatory review and approval process is lengthy, expensive and inherently uncertain. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. In August 2012, we submitted the Melblez Kit system NDA seeking an indication for ocular melanoma liver metastases. In September 2013, the FDA issued a CRL. A CRL is issued by the FDA when the review of a file is completed and questions remain that precludes approval of the NDA in its current form. The FDA comments in the CRL included, but were not limited to, a statement that we must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of Melblez Kit using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of Melblez Kit outweigh its risks.” The FDA also requires that the additional clinical trial(s) be conducted using the product the company intends to market. Prior to conducting additional clinical trials, we must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing and human factors.  However, even if we complete clinical trials and satisfy all the requirements of the CRL, we may not obtain regulatory approval from the FDA. Continued failure to obtain, or additional delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of the current version of CHEMOSAT/Melphalan/HDS or any products that we develop in the future;
•	impose additional costs on us;
•	diminish any competitive advantages that may be attained; and
•	adversely affect our ability to generate revenues.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	refusals or delays in the approval of applications or supplements to approved applications;
•	refusal of a regulatory authority to review pending market approval applications or supplements to approved applications;
•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;
•	fines, Warning Letters or holds on clinical trials;
•	import or export restrictions;
•	injunctions or the imposition of civil or criminal penalties;
•	restrictions on product administration, requirements for additional clinical trials or changes to product labeling or REMS programs; or
•	recommendations by regulatory authorities against entering into governmental contracts with us.

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

In August 2012, we submitted a NDA seeking an indication for ocular melanoma liver metastases for our Melblez Kit system. In September 2013, the FDA issued a complete response letter (CRL). A CRL is issued by the FDA when the review of a file is completed and questions remain that precludes approval of the NDA in its current form. The FDA comments in the CRL included a statement that we must perform additional well-controlled randomized trial(s) to establish the safety and efficacy of Melblez Kit using overall survival as the primary efficacy outcome measure and which demonstrates that the clinical benefits of Melblez Kit outweigh its risks. Failure to obtain FDA approval will have a material adverse effect on our business, financial condition and results of operations.

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

In 2014, we initiated a Phase 2 clinical trial for HCC in both the United States and Europe. In 2015, we expanded the Phase 2 clinical trial for HCC to include a cohort of patients with ICC. Additionally, in January 2016 we received agreement on a Special Protocol Assessment from the FDA and have initiated a pivotal Phase 3 overall survival clinical trial in ocular melanoma liver metastases.

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

•	our clinical trials may not demonstrate the safety and efficacy of any system or result in marketable products;
•	the FDA or foreign regulatory authorities may request additional clinical trials, including an additional Phase 3 trial, relating to our NDA submissions;
•

the FDA or foreign regulatory authorities may change its approval policies or adopt new regulations that may negatively affect or delay our ability to bring a system to market or require additional clinical trials; and

•	a system may not be approved for all the requested indications.

The failure or delay of clinical trials could cause an increase in the cost of product development, delay filing of an application for marketing approval or cause us to cease the development of Melphalan/HDS for other indications. If we are unable to develop Melphalan/HDS for other indications the future growth of our business could be negatively impacted. In addition, we have limited clinical data relating to the effectiveness of Melphalan/HDS in certain types of cancer. Such limited data could slow the adoption of CHEMOSAT/ Melphalan/HDS and significantly reduce our ability to commercialize CHEMOSAT/ Melphalan/HDS.

We rely on third parties to conduct certain elements of the clinical trials for CHEMOSAT/Melphalan/HDS, and if they do not perform their obligations to us, we may not be able to obtain regulatory approvals for our system.

We design the clinical trials for Melphalan/HDS, but we rely on academic institutions, corporate partners, contract research organizations and other third parties to assist us in managing, monitoring and otherwise carrying out these trials. We rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We rely upon third parties to conduct monitoring and data collection of our ongoing and future clinical trials, including our Phase 2 HCC clinical trial with an ICC cohort and our Phase 3 ocular melanoma trial. Although we rely on these third parties to manage the data from these clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties does not relieve us of these responsibilities and requirements, and if we or the third parties upon whom we rely for our clinical trials fail to comply with the applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or other foreign regulatory agencies may require us to perform additional trials before approving our marketing application. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCPs. In addition, our clinical trials must be conducted with product that complies with the FDA’s cGMP requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and we may fail to obtain regulatory approval for Melphalan/HDS if these requirements are not met.

Purchasers of CHEMOSAT in the EEA may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, we may not be able to successfully commercialize CHEMOSAT in the EEA.

We have obtained the right to affix the CE Mark for CHEMOSAT, and we intend to seek third-party or government reimbursement within those countries in the EEA where we expect to market and sell CHEMOSAT. In Germany, we have received issued a ZE diagnostic-related group code, which permits hospitals in Germany to obtain reimbursement for CHEMOSAT procedures beginning in 2016. Negotiations on the amount of reimbursement to be received under the code are currently underway and will continue through most of 2016. Consequently, reimbursement obtained may not be for the full amount sought. In countries where we are able to obtain reimbursement, local policy could limit our ability to obtain adequate and consistent reimbursement and limit other sales opportunities in those countries. In the United Kingdom, we began seeking a block fund grant in 2014. Ongoing changes to the process and funding streams have resulted in delays that made the award and timing of any block grant funding difficult to predict. Accordingly, we may not receive the grant in a timely manner or at all.

In other countries, until we obtain government reimbursement, we will rely on private payors or local pre-approved funds where available. New technology payment programs may provide interim funding, but there are no assurances that we will qualify for such funding. Even if we do qualify, the amount and the duration of this funding may be limited. There are also no assurances that third-party payors or government health agencies of members states of the EEA will reimburse the product’s use in the long term or at all. For example, throughout 2015, physicians and patients in Germany submitted and received approvals for Individual Funding Requests (IFRs) granting reimbursement for the treatment of liver metastases with CHEMOSAT. We expect that IFRs will continue to be the main reimbursement vehicle in the German market in 2016 until the ZE reimbursement is fully negotiated. Further, each country has its own protocols regarding reimbursement, so successfully obtaining third party or government health agency reimbursement in one country does not necessarily translate to similar reimbursement in other EEA countries. Physicians, hospitals and other health care providers may be reluctant to purchase CHEMOSAT if they do not receive substantial reimbursement for the cost of using our product from third-party payors or government entities. The lack of adequate reimbursement may significantly limit sales opportunities in the EEA.

The success of our products may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

Our ability to commercialize our systems successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Melphalan/HDS is currently not approved by the FDA. Medicare, Medicaid, private health insurance plans and their foreign equivalents will not reimburse the use of Melphalan/HDS since the product is currently not approved outside the EEA. We will seek reimbursement by third-party payors of the cost of Melphalan/HDS after its use is approved, but there are no assurances that adequate third-party coverage will be available for us to establish and maintain price levels sufficient for us to realize an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for healthcare providers.

Implementation of healthcare reforms in the United States and in significant overseas markets may limit the ability to commercialize CHEMOSAT/Melphalan/HDS and the demand for CHEMOSAT/Melphalan/HDS. Healthcare providers may respond to such cost-containment pressures by choosing lower cost products or other therapies. In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 were enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. It is uncertain what consequences these provisions will have on our efforts to commercialize CHEMOSAT/Melphalan/HDS.

CHEMOSAT/Melphalan/HDS may not achieve sufficient acceptance by the medical community to sustain our business.

The commercial success of CHEMOSAT/Melphalan/HDS will depend upon its acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Acceptance by the medical community may depend on the extent to which leaders in the scientific and medical communities publish scientific papers in reputable academic journals. If testing and clinical practice do not confirm the safety and efficacy of CHEMOSAT/Melphalan/HDS or even if further testing and clinical practice produce positive results but the medical community does not view these favorably, CHEMOSAT/Melphalan/HDS as effective and desirable, our efforts to market CHEMOSAT/Melphalan/HDS may fail, which would have an adverse effect on our business, financial condition and results of operations.

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

We may consider strategic alternatives, such as acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute our current stockholders’ percentage ownership;
•	incur substantial debt that may place strains on our operations;
•	spend substantial operational, financial and management resources in integrating new businesses, personnel intellectual property, technologies and products;
•	assume substantial actual or contingent liabilities;
•	reprioritize our programs and even cease development and commercialization of CHEMOSAT/Melphalan/HDS;
•	suffer the loss of key personnel, or
•

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

Risks Related to Manufacturing, Commercialization and Market Acceptance of the CHEMOSAT/Melphalan/HDS

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

We purchase components for CHEMOSAT/Melphalan/HDS from third parties, some of which are sole-source suppliers.

The components of CHEMOSAT/Melphalan/HDS, including catheters, filters, introducers and chemotherapy agents, must be manufactured and assembled in accordance with approved manufacturing and predetermined performance specifications and must meet cGMP and quality systems requirements. Some states also have similar regulations. Many of the components of CHEMOSAT/Melphalan/HDS are manufactured by sole-source suppliers that may have proprietary manufacturing processes. If we or any of our suppliers fails to meet those regulatory obligations, we may be forced to suspend or terminate our clinical trials, and, once a product is approved for marketing, the manufacture, assembly or distribution thereof. Further, if we need to find a new source of supply, we may face long interruptions in obtaining necessary components for CHEMOSAT/Melphalan/HDS, in obtaining FDA or foreign regulatory agency approval of these components and in establishing the manufacturing process, which could jeopardize our ability to supply CHEMOSAT/Melphalan/HDS to the market.

All of the manufacturers of the components for CHEMOSAT/Melphalan/HDS must comply with a number of FDA and International Organization for Standardization, or ISO, and foreign regulatory agency requirements and regulations. If we or one of our suppliers fails to meet such requirements, we may need to change suppliers. If we are unable to successfully change suppliers, the successful completion of some of our future clinical trials and/or commercialization of CHEMOSAT/Melphalan/HDS could be jeopardized. CHEMOSAT/Melphalan/HDS and its components must be manufactured and sterilized with approved manufacturing and pre-determined performance specifications. Certain components will require sterilization prior to distribution and we rely on third-party vendors to perform the sterilization process. A third-party vendor's failure to properly sterilize a component may cause manufacturing or assembly delays.

If we cannot maintain or enter into acceptable arrangements for the production of melphalan and other chemotherapeutic agents we will be unable to successfully commercialize the Delcath system in the United States or complete our Phase 2 clinical trial for HCC and ICC in the U.S., our global Phase 3 in ocular melanoma liver metastases or any future clinical trials.

We have entered into a manufacturing and supply agreement with Synerx Pharma, LLC, or Synerx, and Bioniche Teoranta, or Bioniche, an affiliate of Mylan, Inc., for the supply of our branded melphalan for injection. The agreement with Synerx and Bioniche currently represents our sole source of branded melphalan in the United States. We intend to use the melphalan supplied by Synerx and Bioniche to conduct our Phase 2 clinical trial for HCC and ICC in the United States and our global Phase 3 trial for ocular melanoma liver metatases. We may pursue agreements with additional contract manufacturers to produce melphalan and other chemotherapeutic agents that we will use in the future for our clinical trial program and the commercialization of CHEMOSAT/Melphalan/HDS, as well as for labeling and finishing services. We may not be able to enter into such arrangements on acceptable terms or at all. To manufacture melphalan or other chemotherapeutic agents on our own, we would first have to develop a manufacturing facility that complies with FDA requirements and regulations for the production of melphalan and each other chemotherapeutic agent we choose to manufacture for our system. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability. If we are unable to obtain sufficient melphalan and labeling services on acceptable terms, if we should encounter delays or difficulties in our relationships with our current and future suppliers or if our current and future suppliers of melphalan do not comply with applicable regulations for the manufacturing and production of melphalan, our business, financial condition and results of operations may be materially harmed.

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

Currently we have only received authorization to market CHEMOSAT in the EEA, and intend to seek similar authorization or approvals in other foreign countries. As a result, we expect international sales of our products to account for a significant portion of our revenue, which exposes us to risks inherent in international operations. To accommodate our international sales, we will need to further invest financial and management resources to develop an international infrastructure that will meet the needs of our customers. Accordingly, we will face additional risks resulting from our international operations including:

•	difficulties in enforcing agreements and collecting receivables in a timely manner through the legal systems of many countries outside the United States;
•	the failure to fulfill foreign regulatory requirements to market our products on a timely basis or at all;
•	availability of, and changes in, reimbursement within prevailing foreign healthcare payment systems;
•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign sales or marketing employees and agents;
•	limited protection for intellectual property rights in some countries;
•	fluctuations in currency exchange rates;
•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;
•	the possibility of any material shipping delays;
•	significant changes in the political, regulatory, safety or economic conditions in a country or region;
•	protectionist laws and business practices that favor local competitors; and
•	trade restrictions, including the imposition of, or significant changes to, the level of tariffs, customs duties and export quotas.

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

Since all of our prior clinical studies were conducted in the United States and CHEMOSAT has had limited use in a clinical setting in the EEA, physicians in the EEA have no clinical experience with our product. As a result, CHEMOSAT may not gain significant market acceptance among physicians, hospitals, patients and healthcare payors in the EEA until healthcare professionals are properly educated about the procedure. Market acceptance of CHEMOSAT in the EEA will depend upon a variety of factors including:

•	whether our future clinical trials demonstrate significantly improved patient outcomes;
•	our ability to educate and train physicians to perform the procedure and drive acceptance of the use of CHEMOSAT;
•	our ability to obtain adequate reimbursement and convince healthcare payors that use of CHEMOSAT results in reduced treatment costs and improved outcomes for patients;
•	whether CHEMOSAT replaces and/or complements treatment methods in which many hospitals have made a significant investment; and
•	whether doctors and hospitals are willing to replace their existing technology with a new medical technology until the new technology’s value has been demonstrated.

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

Our ability to develop CHEMOSAT/Melphalan/HDS for other indications could affect our orphan drug exclusivity. In November 2008, the FDA granted us two orphan drug designations for the drug melphalan for the treatment of patients with cutaneous melanoma as well as patients with ocular melanoma. In May 2009, the FDA granted us an additional orphan drug designation of the drug melphalan for the treatment of patients with neuroendocrine tumors. In August 2009, the FDA granted us an orphan drug designation of the drug doxorubicin for the treatment of patients with primary liver cancer. The FDA granted us orphan drug designation of the drug melphalan for the treatment of HCC in October 2013 and for the treatment of MCC in July 2015.  If CHEMOSAT/Melphalan/HDS is approved for an indication different than the indications for which we have received orphan drug designations, we will not obtain orphan drug exclusivity, which could increase our competition. If another company has orphan drug designations for these same indications and receives marketing approval before we do, then we will be blocked from marketing approval for seven years from the date of their approval for the same indication of use.

The loss of key personnel could adversely affect our business.

The loss of a member of our senior executive staff could harm our business. Competition for experienced personnel is intense. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected.

Risks Related to Intellectual Property

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Our success depends significantly on our ability to maintain and protect our proprietary rights in the technologies and inventions used in or embodied by our product. To protect our proprietary technology, we rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, as well as nondisclosure, confidentiality, license and other contractual restrictions in our manufacturing, consulting, employment and other third party agreements. These legal means may afford only limited protection, however, and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

We have not and may not be able to adequately protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product and technologies in all countries throughout the world would be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection that covers the commercial products to develop their own competing products that are the same or substantially the same as our commercial product and, further, may export otherwise infringing products to territories where we have patent protection, but judicial systems do not adequately enforce patents to cause infringing activities to be ceased.

We do not have patent rights in certain foreign countries in which a market exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Moreover, the United States Patent and Trademark Office (USPTO) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our product and technologies.

Our success depends in part on our ability to obtain patents, which can be an expensive, time consuming, and uncertain process, and the value of the patents is dependent in part on the breadth of coverage and the relationship between the coverage and the commercial product.

The patent position of medical drug and device companies is generally highly uncertain. The degree of patent protection we require may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us sufficient exclusivity, or to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file patent applications on the inventions covered by each of our pending patent applications and issued patents;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies;
•	the patents of others may have an adverse effect on our business;
•	any patents we obtain or license from others in the future may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties;
•	any patents we obtain or license from others in the future may not be valid or enforceable; and
•	we may not develop additional proprietary technologies that are patentable

Our patent portfolio consists of eight U.S. utility patents, one U.S. design patent, six pending U.S. utility patent applications (one of which has been allowed), four issued foreign counterpart utility patents, six issued foreign counterpart design patents, and eight pending foreign counterpart patent applications (one of which has been allowed). Certain other of our U.S., European and other foreign patents have already expired. Certain of our U.S. and foreign patents will expire in 2016 and 2017.

The process of applying for patent protection itself is time consuming and expensive and we cannot assure you that we have prepared or will be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is possible that innovation over the course of development and commercialization may lead to changes in the CHEMOSAT/Melphalan/HDS methods and/or devices that cause such methods and/or devices to fall outside the scope of the patent protection we have obtained and the patent protection we have obtained may become less valuable. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. In addition, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. Moreover, we cannot assure you that all of our pending patent applications will issue as patents or that, if issued, they will issue in a form that will be advantageous to us.

Our success depends in part on our ability to commercialize CHEMOSAT/Melphalan/HDS prior to the expiration of our patent protection.

Due to the uncertainty of the patent prosecution process, there are no guarantees that any of our pending patent applications will result in the issuance of a patent. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our CHEMOSAT/Melphalan/HDS methods and devices, we may be open to competition from generic versions of such methods and devices.

We may in the future become involved in lawsuits to protect or enforce our intellectual property, or to defend our products against assertion of intellectual property by a third party, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To stop any such infringement or unauthorized use, litigation may be necessary. Our intellectual property has not been tested in litigation. There is no assurance that any of our issued patents will be upheld if later challenged or will provide significant protection or commercial advantage. A court may declare our patents invalid or unenforceable, may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, or may interpret the claims of our patents narrowly, thereby substantially narrowing the scope of patent protection they afford. Because of the length of time and expense associated with bringing new medical drugs and devices to the market, the healthcare industry has traditionally placed considerable emphasis on patent and trade secret protection for significant new technologies. Other parties may challenge patents, patent claims or patent applications licensed or issued to us or may design around technologies we have patented, licensed or developed.

In addition, third parties may initiate legal or administrative proceedings against us to challenge the validity or scope of our intellectual property rights, or may allege an ownership right in our patents, as a result of their past employment or consultancy with

us. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our product in one or more foreign countries.

The medical device industry has been characterized by frequent and extensive intellectual property litigation. Our competitors or other patent holders may assert that our products and the methods employed in our products are covered by their patents. Although we have performed a search for third-party patents and believe we have adequate defenses available if faced with any allegations that we infringe these third-party patents, it is possible that CHEMOSAT/Melphalan/HDS could be found to infringe these patents. It is also possible that our competitors or potential competitors may have patents, or have applied for, will apply for, or will obtain patents that will prevent, limit or interfere with our ability to make, have made, use, sell, import or export our product. If our products or methods are found to infringe, we could be prevented from manufacturing or marketing our product.

Companies in the medical drug/device industry may use intellectual property infringement litigation to gain a competitive advantage. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not publicly available until the patent issues. As a result, avoiding patent infringement may be difficult. Litigation may be necessary to enforce any patents issued or assigned to us or to determine the scope and validity of third-party proprietary rights. Litigation could be costly and could divert our attention from our business. There are no guarantees that we will receive a favorable outcome in any such litigation. If a third party claims that we infringed its patents, any of the following may occur:

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;
•

a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

Litigation related to infringement and other intellectual property claims such as trade secrets, with or without merit, is unpredictable, can be expensive and time-consuming, and can divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, treble damages, and attorneys’ fees, and could prohibit us from using technologies essential to our product, any of which would have a material adverse effect on our business, results of operations, and financial condition. If relevant patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our product unless we can obtain licenses to use technology or ideas covered by such patents. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all. If we cannot obtain these licenses, we could be forced to design around those patents at additional cost or abandon the product altogether. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could cause the price of our common stock to decline.

If others have filed patent applications with respect to inventions for which we already have patents issued to us or have patent applications pending, we may be forced to participate in interference or derivation proceedings declared by the USPTO to determine priority of invention, which could also be costly and could divert our attention from our business. If the USPTO declares an interference and determines that our patent or application is not entitled to a priority date earlier than that of the other patent application, our ability to maintain or obtain those patent rights will be curtailed. Similarly, if the USPTO declares a derivation proceeding and determines that the invention covered by our patent application was derived from another, we will not be able to obtain patent coverage of that invention.

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

We maintain a patent license arrangement with a third party, and our future business may depend, in part, upon the maintenance of that arrangement.

Certain aspects of our next generation products may be covered by U.S. patents and U.S. patent applications owned by a third party and exclusively licensed to us. If we breach the terms of the license agreement, the license may be terminated by the licensor. If we do not meet certain commercialization obligations by 2019, the license may be converted to a non-exclusive license by the licensor. We cannot guarantee that the license will not be terminated or converted in the future. Without the patent license we will not be able to prevent others from practicing the technology covered by the licensed patent. Moreover, without the patent license, we may be subject to allegations of patent infringement by the patent owner. We cannot guarantee that the third party will fulfill its responsibilities under the license arrangement.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product and our technologies.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the U.S. patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The U.S. Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications. Furthermore, the U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain and enforce or defend additional patent protection in the future.

Our trademarks may be infringed or successfully challenged, resulting in harm to our business.

We rely on our trademarks as one means to distinguish our product from the products of our competitors, and we have registered or applied to register many of these trademarks. The USPTO or foreign trademark offices may deny our trademark applications, however, and even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged. Third parties may oppose our trademark applications, or otherwise challenge our use of our trademarks. In addition, third parties may use marks that are confusingly similar to our own, which could result in confusion among our customers, thereby weakening the strength of our brand or allowing such third parties to capitalize on our goodwill. In such an event, or if our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademark rights in the face of any such infringement.

We may rely primarily on trade secret protection for important proprietary technologies in the European Economic Area (EEA).

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We presently have issued utility and design patents with claims related to certain features of the current version of CHEMOSAT/Melphalan/HDS in the United States and Japan and a design patent protection in Argentina, Australia, Canada, and China. Other parts of CHEMOSAT/Melphalan/HDS are protected by trade secret in these jurisdictions. In the EEA, we rely on design patent and trade secret protection for CHEMOSAT/Melphalan/HDS. Without utility patent protection in the EEA covering the current version of CHEMOSAT/Melphalan/HDS, CHEMOSAT/Melphalan/HDS will only be covered by design patent and trade secret protection. Unlike patents, trade secrets are only recognized under applicable law if they are kept secret by restricting their disclosure to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot be assured that consultants, employees and other third parties with whom we have entered into confidentiality agreements will not breach the terms of such agreements by improperly using or disclosing our trade secrets or other proprietary knowledge.

Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Trade secret protection does not prevent independent discovery of the technology or proprietary information or use of the same. Competitors may independently duplicate or exceed our technology in whole or in part. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If we are not successful in maintaining the confidentiality of our technology, the loss of trade secret protection or know-how relating to CHEMOSAT/Melphalan/HDS will significantly impair our ability to commercialize CHEMOSAT in the EEA, and our value and results of operations will be harmed. In particular, we rely on trade secret protection for the filter media, which is a key component of our system.

Similar considerations apply in other foreign countries not mentioned above where we receive approval. Since we do not have issued patents for the current version of CHEMOSAT/Melphalan/HDS in these countries, our ability to successfully commercialize CHEMOSAT/Melphalan/HDS will depend on our ability to maintain trade secret protection in these markets.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-competition or non-solicitation agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information of former employers, competitors, or other third parties. Although we endeavor to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. If our defense to those claims fails, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our product, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers or other third parties. An inability to incorporate technologies or features that are important or essential to our product may prevent us from selling our product. In addition, we may lose valuable intellectual property rights or personnel. Moreover, any such litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our product.

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

•	fluctuations in our quarterly operating results or the operating results of our competitors;
•	variance in our financial performance from the expectations of investors;
•	changes in the estimation of the future size and growth rate of our markets;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect our financial results;
•	failure of our products to achieve or maintain market acceptance or commercial success;
•	conditions and trends in the markets we serve;
•	changes in general economic, industry and market conditions;
•	success of competitive products and services;
•	changes in market valuations or earnings of our competitors;
•	changes in our pricing policies or the pricing policies of our competitors;
•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;
•	changes in legislation or regulatory policies, practices or actions;
•	the commencement or outcome of litigation involving our company, our general industry or both;
•	recruitment or departure of key personnel;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of our common stock by our stockholders; and
•	the trading volume of our common stock.

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

The warrants issued in our February 2015 and July 2015 offerings are subject to an exercise price adjustment upon certain equity issuances below $0.355 per share (as may be further adjusted). In addition to the potential dilutive effect of these provisions, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place additional downward pressure on the trading price of our common stock.

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

To keep our listing on The NASDAQ Capital Market, we are required to maintain: (i) a minimum bid price of $1.00 per share, (ii) a certain public float, (iii) a certain number of round lot shareholders and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of listed securities of at least $35 million or a stockholders’ equity of at least $2.5 million. On August 11, 2015, we were notified by the NASDAQ Listing Qualifications Department that we do not comply with the $1.00 minimum bid threshold as our common stock has traded below the $1.00 minimum bid price for 30 consecutive business days. We were automatically provided with a 180-calendar day period within which to regain compliance and we subsequently qualified for an additional 180-day grace period, which ends on August 8, 2016. To regain compliance, our common stock is required to close at or above the $1.00 minimum bid price for at least 10 consecutive days or more at the discretion of NASDAQ. We may fail to comply with this requirement.  We may need to seek shareholder approval for a reverse stock split to regain compliance with this requirement.

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

We are not restricted from issuing additional shares of our common stock, or from issuing securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. As of December 31, 2015, we had an aggregate of 129.6 million shares of common stock authorized but not issued or outstanding, including 18.1 million shares issuable upon the exercise of outstanding warrants or options to purchase warrants at a weighted average exercise price of $1.00. Subject to certain volume limitations imposed by The NASDAQ Capital Market in certain circumstances, we may issue all of these shares without any action or approval by our shareholders. We have established an “at the market” equity offering program, and we may issue shares under this program without any action or approval by our shareholders. We may expand our business through complementary or strategic business combinations or acquisitions of other companies and assets, and we may issue shares of common stock in connection with those transactions. The market price of our common stock could decline as a result of our issuance of a large number of shares of common stock, particularly if the per share consideration we receive for the stock we issue is less than the per share book value of our common stock or if we are not expected to be able to generate earnings with the proceeds of the issuance that are as great as the earnings per share we are generating before we issue the additional shares. In addition, any shares issued in connection with these activities, the exercise of warrants or stock options or otherwise would dilute the percentage ownership held by our investors. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices currently occupy 5,818 square feet of office space at 1301 Avenue of the Americas, New York, New York under a license agreement that expires in May 2016. The Company leases two additional spaces in the United States including approximately 6,000 square feet at 95-97 Park Road in Queensbury, New York and 17,320 square feet of office space at 810 Seventh Avenue, New York, New York. The lease agreements expire in October 2016 and March 2021 respectively. The Company has subleased the office space at 810 Seventh Avenue. See Note 12 to the Company’s audited financial statements contained in this Annual Report on Form 10-K for more details. Delcath owns a building containing approximately 10,320 square feet at 566 Queensbury Avenue in Queensbury, NY. These facilities house manufacturing, quality assurance and quality control, research and development, and office space. The Company also owns approximately four acres of land at 12 and 14 Park Road in Queensbury, New York. In addition, Delcath Systems Limited leases a facility for office and manufacturing containing approximately 19,200 square feet at 19 Mervue, Industrial Park in Galway, Ireland under a lease agreement that expires August 2, 2021. The Company has sublet 5,662 square feet of this facility. The Company believes substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current operational needs.

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

The following table sets forth the high and low last reported sales prices of our common stock for the fiscal quarters indicated as reported on The NASDAQ Capital Market:

Common Stock Price Range

	2015
	High	Low
Quarter ended March 31, 2015	$1.56	$0.96
Quarter ended June 30, 2015	1.44	0.81
Quarter ended September 30, 2015	0.92	0.40
Quarter ended December 31, 2015	0.62	0.39

	2014
	High	Low
Quarter ended March 31, 2014	$6.24	$4.16
Quarter ended June 30, 2014	4.88	2.53
Quarter ended September 30, 2014	2.68	1.93
Quarter ended December 31, 2014	1.96	1.11

On March 18, 2016 there were 43 stockholders of record of our common stock.

Dividend Policy

The Company has never declared or paid cash dividends on our common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, in the years ended December 31, 2015, 2014 and 2013.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Delcath Systems Inc.'s common stock with the cumulative total returns of the NASDAQ Composite index and a customized peer group of thirteen companies that includes: Acura Pharmaceuticals, Inc., Adamis Pharmaceuticals Corporation, Alkermes Public Limited Company, Aradigm Corporation, Delcath Systems, Inc., Flamel Technologies S.a., Generex Biotechnology Corporation, Intellipharmaceutics International Inc., Juniper Pharmaceuticals, Inc., Novadel Pharma Inc., Petmed Express, Inc., Psivida Corp. and Valeant Pharmaceuticals International, Inc.. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2010 and tracks it through 12/31/2015.

	12/10	12/11	12/12	12/13	12/14	12/15

Delcath Systems Inc.	100.00	31.12	12.55	2.60	0.77	0.32
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Industry Group 513 - Drug Delivery	100.00	147.77	180.01	354.37	440.22	356.99

	12/10	12/11	12/12	12/13	12/14	12/15

Delcath Systems Inc.		-68.88%	-59.67%	-79.27%	-70.34%	-58.68%
NASDAQ Composite		0.53%	16.30%	42.14%	13.59%	5.92%
Industry Group 513 - Drug Delivery		47.77%	21.82%	96.86%	24.23%	-18.91%

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

The selected financial data set forth below as of December 31, 2015, 2014, 2013, 2012, and 2011 and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 are derived from our audited financial statements included in this Annual Report on Form 10-K.

All other selected financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results of operations to be expected in the future.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Statement of Operations Data
Total revenue	$1,747	$1,069	$790	$346	$—
Total operating expenses	16,495	20,082	33,345	54,178	46,456
Operating loss	15,210	19,304	33,019	53,871	46,456
Net loss	14,704	17,381	30,324	51,868	30,885
Basic loss per share	(0.91)	(1.84)	(4.81)	(13.54)	(0.68)

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data
Current assets	$14,601	$21,966	$34,028	$26,432	$31,988
Total assets	15,733	23,764	37,097	30,474	35,241
Current liabilities	6,312	4,576	6,632	10,156	8,837
Stockholder’s equity	8,601	18,145	30,099	20,009	26,104

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

Our primary focus is on the execution of our clinical development program (CDP) in ocular melanoma liver metastases (mOM), intrahepatic cholangiocarcinoma (ICC), hepatocellular carcinoma (HCC or primary liver), and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of: The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma, a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a Global Phase 2 clinical trial program investigating Melphalan/HDS with and without sorafenib in HCC and Melphalan/HDS in ICC. Our CDP also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in HCC and colorectal cancer liver metastases (mCRC).

The direction and focus of our CDP for CHEMOSAT/Melphalan/HDS is informed by prior clinical development conducted between 2004 and 2010, non-clinical, commercial CHEMOSAT cases performed on approximately150 patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research, development, early European commercial and U.S. regulatory activity has led to the implementation of several safety improvements to our product and the associated medical procedure.

In the United States, Melphalan/HDS is considered a combination drug and device product, and is regulated as a drug by the FDA. The FDA has granted us six orphan drug designations, including three orphan designations for the use of the drug melphalan for the treatment of patients with mOM, HCC and ICC. Melphalan/HDS has not been approved for sale in the United States.

In Europe, the current version of our CHEMOSAT product is regulated as a Class IIb medical device and received its CE Mark in 2012. We are in an early phase of commercializing the CHEMOSAT system in select markets in the European Union where the prospect of securing adequate reimbursement for the procedure is strongest. In 2015 national reimbursement coverage for CHEMOSAT procedures was awarded in Germany, with coverage levels to be determined by German authorities in mid to late 2016. Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that CHEMOSAT/Melphalan/HDS represents a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver. We believe that CHEMOSAT/Melphalan/HDS is uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies.

Our Ability to Continue as a Going Concern

Our independent registered public accounting firm has issued its report dated March 18, 2016 in connection with the audit of our financial statements as of December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At December 31, 2015, the Company had cash and cash equivalents totaling $12.6 million, as compared to cash and cash equivalents totaling $20.5 million at December 31, 2014.   During the year ended December 31, 2015, the Company used $16.4 million of cash for its operating activities, which compares to $15.6 million used for operating activities during the year ended December 31, 2014.  The increase of $0.8 million is primarily driven by an increase in expenses related to our clinical trial initiatives which was offset by continued efforts to improve efficiency in the Company’s organization and operations. The Company believes it has sufficient capital to fund its operating activities through the third quarter of 2016.

Our consolidated financial statements as of December 31, 2015 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

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

As of December 31, 2015, the Company had two active registration statements. Pursuant to SEC regulations, so long as the Company’s public float remains below $75 million, we cannot sell securities from the shelf registration statement which represent more than one third of the market value of our non-affiliated public float during any 12-month period.

In March 2013, the Company filed a registration statement on Form S-3 with the SEC and also entered into a new sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. The registration statement became effective on May 1, 2013 (333-187230). As of December 31, 2015, Delcath had approximately $39.9 million available under this registration statement subject to market conditions and certain SEC limitations discussed above. The Company intends to use this for its “at the market” equity offering program.

In October 2015, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on October 20, 2015 and allows the Company to offer and sell, from time to time in one or more offerings, up to $77.4 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date.

This registration statement replaces the shelf registration filed in October 2012. As of December 31, 2015, Delcath had approximately $77.4 million available under this registration statement subject to market conditions and certain SEC limitations discussed above.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various operating lease agreements. The following table provides a summary of significant contractual obligations at December 31, 2015:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Future minimum lease payments, net of receipts due under subleases	$2.5	$0.5	$1.4	$0.6	$—

Our operating lease obligations at December 31, 2015 include: the annual rent for our office space at 1301 Avenue of the Americas, New York, New York, which will expire in May 2016; the annual rent under the lease for our office space at 810 Seventh Avenue, New York, New York, which will expire in March 2021 and of which a certain amount of expense has been offset by two sub-leases; the annual rent under the lease for a facility in Queensbury, New York, which will expire in October 2016; and the annual rent for our facility in Galway, Ireland, which will expire in August 2021 and of which a certain amount of expense has been offset by a sub-lease.  See Part I, Item 2, “Properties” and Notes 8 and 12 to the Company’s audited financial statements contained in this Annual Report on Form 10-K.

Future Capital Needs; Additional Future Funding

Our future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance that it will ever achieve consistent profitability. The Company believes that it has adequate resources to fund operations through the third quarter of 2016 and anticipates that additional working capital will be required to continue our operations. There can be no assurance that such working capital will be available on acceptable terms, if at all.

Results of Operations for the Year Ended December 31, 2015; Comparisons of Results of the Years Ended December 31, 2014 and 2013

Revenue

The Company recorded approximately $1.7 million in total revenue during the year ended December 31, 2015. During the same period in 2014, Delcath recorded $1.1 million in total revenue related to product sales. During the same period in 2013, Delcath recorded $0.8 million of which $0.3 million is related to the recognition of previously deferred revenue as a result of satisfying certain requirements of the Company’s agreement with Chi-Fu Trading Co. Ltd. The remainder of the revenue is related to product sales.  The year over year increases are a result of greater product sales each year as Delcath continues to see increased market acceptance of its product in the EU.

Cost of Goods Sold

During the year ended December 31, 2015, the Company recognized cost of goods sold of approximately $0.5 million related to product revenue of $1.7 million.

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

Selling, General and Administrative Expenses

For the year ended December 31, 2015, selling, general and administrative expenses decreased to $10.0 million from $15.8 million for the year ended December 31, 2014. During 2014, the Company recorded approximately $2.0 million in workforce and lease restructuring expenses. The remaining decrease of $3.8 million is primarily attributable to the Company’s successful efforts to increase organizational efficiencies as a result of the workforce restructurings as discussed in Note 8 to the Company’s audited financial statements contained in this Annual Report on Form 10-K, as well as the completion of its evaluation of potential strategic options during the leadership transition period.

For the year ended December 31, 2014, selling, general and administrative expenses decreased to $15.8 million from $20.7 million for the year ended December 31, 2013. The decrease reflects a reduction in severance and compensation related expenses following the Company’s significant workforce restructurings throughout 2013. As discussed further in Note 8 to the Company’s audited financial statements contained in this Annual Report on Form 10-K, in 2014 the Company recognized $1.3 million in expenses related to vacating its 810 Seventh Avenue office space, offsetting a portion of the decrease in year over year expenses.

Research and Development Expenses

For the year ended December 31, 2015, research and development expenses increased to $6.5 million from $4.3 million for the year ended December 31, 2014. During 2015, the Company had an increase of approximately 2.6 million in expenses related to its clinical development initiatives. This increase was partially offset by savings related to efforts to increase organizational efficiencies through a phase out of the medical science liaison program and workforce restructurings discussed in Note 8.

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

Interest Income

Interest income is from a money market account and interest earned on operating accounts. For the year ended December 31, 2015, the Company had interest income of $8,617 as compared to interest income of $5,232 for the same period in 2014.

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

Net Loss

The Company had a net loss for the year ended December 31, 2015 of $14.7 million, a decrease of $2.7 million, or 15.4%, compared to the net loss for the same period in 2014.  This decrease is primarily due to a $3.6 million decrease in operating expenses and a $0.5 million improvement in gross profit, which was offset by a $1.4 million change in the fair value of the warrant liability, a non-cash item. As detailed above, the Company has reduced operating costs through workforce restructurings that began in 2013, lease restructurings in 2014, and continuing efforts to improve efficiency in the Company’s organization and operations as discussed above.

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

In July 2015, the Company completed the sale of 9.4 million Units consisting of 9.4 million shares of its common stock, Series A Warrants to purchase up to 7.0 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 9.4 million common shares (“July 2015 Series B Warrants”) and 7.0 million July 2015 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2015, the July 2015 Series A Warrants were exercisable at $0.87 with approximately 7.0 million warrants outstanding and the July 2015 Series B Warrants were exercisable at $0.75 with approximately 9.4 million outstanding. The July 2015 Series A Warrants have a five-year term. July 2015 Series B Warrants expired January 29, 2016. There were no July 2015 Series A or Series B Warrants exercised during the year ended December 31, 2015.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At December 31, 2015, the February 2015 Warrants were exercisable at $0.74 per share with approximately 1.1 million warrants outstanding.  The February 2015 Warrants have a five-year term. There were no February 2015 Warrants exercised during the year ended December 31, 2015.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At December 31, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term. There were no 2013 Warrants exercised during the year ended December 31, 2015.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants.  The exercise price was subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants was subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. During the year ended December 31, 2015, 0.2 million 2012 Warrants were exercised for net proceeds of approximately $0.2 million. The 2012 Warrants had a three-year term which expired on May 31, 2015. The remaining liability was credited to Derivative instrument income.

For the year ended December 31, 2015, the Company recorded pre-tax derivative warrant income of $0.6 million. The resulting derivative warrant liabilities totaled $3.8 million at December 31, 2015. Management expects that the warrants will either be exercised or expire worthless. The fair value of the warrants at December 31, 2015 was determined by using option pricing models with the following assumptions:

	Series A 2015 Warrants	Series B 2015 Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	92.13%	94.03%	92.91%	97.76%
Risk free interest rates	1.65%	0.14%	1.54%	1.25%
Expected life (in years)	4.56	0.08	4.13	2.83

Item 8. Consolidated   Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Delcath Systems, Inc.

We have audited the accompanying consolidated balance sheet of Delcath Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delcath Systems, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2015 has an accumulated deficit of $261.2 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Grant Thornton LLP

New York, New York

March 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Delcath Systems, Inc.

We have audited the accompanying consolidated balance sheets of Delcath Systems, Inc., as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delcath Systems, Inc. at December 31, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
MetroPark, NJ
March 11, 2015

DELCATH SYSTEMS, INC.

Consolidated Balance Sheets as of December 31, 2015 and 2014

(in thousands, except share data)

	December 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$12,607	$20,469
Accounts receivables, net	277	174
Inventories	757	349
Prepaid expenses and other current assets	960	974
Total current assets	14,601	21,966
Property, plant and equipment, net	1,132	1,798
Total assets	$15,733	$23,764

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$284	$748
Accrued expenses	2,243	3,603
Warrant liability	3,785	225
Total current liabilities	6,312	4,576
Other non-current liabilities	820	1,043
Total liabilities	7,132	5,619

Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $.01 par value; 170,000,000 shares authorized; 22,341,574 and 9,740,394 shares issued and 21,763,817 and 9,708,841 shares outstanding at December 31, 2015 and December 31, 2014, respectively	223	97
Additional paid-in capital	269,654	264,592
Accumulated deficit	(261,217)	(246,513)
Treasury stock, at cost; 1,757 shares at December 31, 2015 and December 31, 2014, respectively	(51)	(51)
Accumulated other comprehensive income (loss)	(8)	20
Total stockholders' equity	8,601	18,145
Total liabilities and stockholders' equity	$15,733	$23,764

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Loss

for the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except share and per share data)

	Year ended December 31,
	2015	2014	2013
Product revenue	$1,747	$1,069	$490
Other revenues	—	—	300
Total revenue	1,747	1,069	790
Cost of goods sold	(462)	(291)	(464)
Gross profit	1,285	778	326

Operating expenses:
Selling, general and administrative expenses	10,009	15,783	20,657
Research and development costs	6,486	4,299	12,688
Total operating expenses	16,495	20,082	33,345
Operating loss	(15,210)	(19,304)	(33,019)
Derivative instrument income	564	1,942	2,756
Interest income	9	5	20
Other (expense) income and interest expense	(67)	(24)	(81)
Net loss	$(14,704)	$(17,381)	$(30,324)

Common share data:
Basic loss per share*	$(0.91)	$(1.84)	$(4.81)
Diluted loss per share*	$(0.91)	$(1.84)	$(5.10)

Weighted average number of basic shares outstanding*	16,161,687	9,452,050	6,300,614
Weighted average number of diluted shares outstanding*	16,161,687	9,452,050	6,569,011

Other comprehensive income (loss):
Foreign currency translation adjustments	$(28)	$(76)	$59
Comprehensive Loss	$(14,732)	$(17,457)	$(30,265)

*Reflects a one-for-sixteen (1:16) reverse stock split effected on April 8, 2014.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Stockholders’ Equity

for the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except share data)

	Common Stock Issued
	$0.01 Par Value		In Treasury
	# of Shares	Amount	# of shares	Amount	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive (loss) income	Total Stockholders' Equity
Balance at December 31, 2012	4,811,588	$48	(1,757)	$(51)	$218,783	$(198,808)	$37	$20,009
Compensation expense for issuance of stock options	—	—	—	—	174	—	—	174
Compensation expense for issuance of restricted stock	8,604	—	—	—	117	—	—	117
Sale of common stock, net of expenses	3,570,061	36	—	—	41,424	—	—	41,460
Exercise of warrants	12,669	—	—	—	243	—	—	243
Fair value of warrants exercised	—	—	—	—	218	—	—	218
Fair value of warrants issued classified as liability	—	—	—	—	(1,857)	—	—	(1,857)
Net loss	—	—	—	—	—	(30,324)	—	(30,324)
Foreign currency translation	—	—	—	—	—	—	59	59
Balance at December 31, 2013	8,402,922	$84	(1,757)	$(51)	$259,102	$(229,132)	$96	$30,099
Compensation expense for issuance of stock options	—	—	—	—	391	—	—	391
Compensation expense for issuance of restricted stock	28,256	—	—	—	100	—	—	100
Sale of common stock, net of expenses	1,260,079	13	—	—	4,730	—	—	4,743
Exercise of warrants	49,137	—	—	—	126	—	—	126
Fair value of warrants exercised	—	—	—	—	143	—	—	143
Net loss	—	—	—	—	—	(17,381)	—	(17,381)
Foreign currency translation	—	—	—	—	—	—	(76)	(76)
Balance at December 31, 2014	9,740,394	$97	(1,757)	$(51)	$264,592	$(246,513)	$20	$18,145
Compensation expense for issuance of stock options	—	—	—	—	349	—	—	349
Compensation expense for issuance of restricted stock	575,862	6	—	—	302	—	—	308
Sale of common stock, net of expenses	11,810,000	118	—	—	8,361	—	—	8,479
Exercise of warrants	215,318	2	—	—	174	—	—	176
Fair value of warrants issued classified as liability	—	—	—	—	(4,247)	—	—	(4,247)
Fair value of warrants exercised	—	—	—	—	123	—	—	123
Net loss	—	—	—	—	—	(14,704)	—	(14,704)
Foreign currency translation	—	—	—	—	—	—	(28)	(28)
Balance at December 31, 2015	22,341,574	$223	(1,757)	$(51)	$269,654	$(261,217)	$(8)	$8,601

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2015, 2014, and 2013

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(14,704)	$(17,381)	$(30,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	349	391	174
Restricted stock compensation expense	308	100	117
Depreciation expense	617	958	1,126
Provision or inventory obsolescence	—	118	—
Loss on disposal of equipment	15	282	5
Warrant liability fair value adjustment	(564)	(1,942)	(2,756)
Non-cash interest income	(1)	—	(1)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	9	718	(235)
(Increase) decrease in accounts receivable	(52)	161	(211)
(Increase) decrease in inventories	(420)	237	391
(Decrease) increase in accounts payable and accrued expenses	(1,757)	132	(2,445)
Increase (decrease) in other non-current liabilities	(220)	674	57
Net cash used in operating activities	(16,420)	(15,552)	(34,102)

Cash flows from investing activities:
Purchase of property, plant and equipment	(170)	(44)	(142)
Proceeds from sales of property, plant and equipment	180	37	—
Net cash provided by (used in) investing activities	10	(7)	(142)

Cash flows from financing activities:
Net proceeds from sale of stock and exercise of warrants	8,655	4,869	41,702
Net cash provided by financing activities	8,655	4,869	41,702
Foreign currency effects on cash and cash equivalents	(107)	(90)	65
Net increase (decrease) in cash and cash equivalents	(7,862)	(10,780)	7,523

Cash and cash equivalents:
Beginning of period	20,469	31,249	23,726
End of period	$12,607	$20,469	$31,249

Supplemental non-cash activities:
Fair value of warrants issued	$4,247	$—	$1,857
Fair value of warrants exercised	$123	$143	$218

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

(1)	Description of Business and Liquidity

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

Our primary focus is on the execution of our clinical development program (CDP) in ocular melanoma liver metastases (mOM), intrahepatic cholangiocarcinoma (ICC), hepatocellular carcinoma (HCC or primary liver), and certain other cancers that are metastatic to the liver.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated deficit of $261.2 million at December 31, 2015. As shown in the accompanying financial statements during year ended December 31, 2015, the Company incurred net losses of $14.7 million and used $16.4 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has incurred losses since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. Management believes that its capital resources are adequate to fund operations through the third quarter of 2016, but anticipates that additional working capital will be required to continue operations. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development and clinical trial results; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing or sales experience; and dependence on key personnel.

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

(3)	Summary of Significant Accounting Policies

Use of Estimates

The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s consolidated balance sheets and the amount of revenues and expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the accounting for derivative instrument liabilities, stock-based compensation, valuation of inventory, impairment of long-lived assets, income taxes and operating expense accruals. Such assumptions and estimates are subject to change in the future as additional information becomes available or as circumstances are modified. Actual results could differ from these estimates.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

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

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers. Collections and payments from customers are monitored and a provision for estimated credit losses may be created based upon historical experience and specific customer collection issues that may be identified.

Inventories

Inventories are valued at the lower of cost or market value using the first-in, first-out method.  The reported net value of inventory includes finished saleable products, work-in-process, and raw materials that will be sold or used in future periods.  The Company reserves for expired, obsolete, and slow-moving inventory.

Prior to obtaining authorization to affix the CE Mark to its Generation Two CHEMOSAT System in April 2012, the Company expensed all of its inventory costs as research and development. Inventory as of December 31, 2015 includes finished goods and components that have been purchased since April 2012. Therefore, to the extent that materials expensed prior to April 2012 are used in manufacturing finished goods for sale, the Company’s cost of goods sold will be impacted accordingly.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

Fair Value Measurements

The Company adheres to ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

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

for the Years Ending December 31, 2015, 2014 and 2013

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

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. See Note 13 for additional information.

Net Loss per Common Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all stock options, unvested restricted stock and warrants are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. However, in certain periods in which the exercise price of the warrants was less than the last reported sales price of Delcath’s common stock on the final trading day of the period and there is a gain recorded pursuant to the change in fair value of the warrant derivative liability, the impact of gains related to the mark-to-market adjustment of the warrants outstanding at the end of the period is reversed and the treasury stock method is used to determine diluted earnings per share.

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013 are as follows:

(in thousands, except share data)	2015	2014	2013
Net loss – basic	$(14,704)	$(17,381)	$(30,324)
Adjust for gain on warrant derivative liability	—	—	(1,835)
Net loss - diluted	(14,704)	(17,381)	(32,159)
Net loss per share – basic	(0.91)	(1.84)	(4.81)
Weighted average shares outstanding – basic	16,161,687	9,452,050	6,300,614
Potentially dilutive warrant exercises	—	—	268,397
Weighted average shares outstanding – diluted	16,161,687	9,452,050	6,569,011
Net loss per share – diluted	(0.91)	(1.84)	(5.10)

For the years ended December 31, 2015, 2014 and 2013, the following potentially dilutive securities were excluded from the computation of diluted earnings per share (EPS) because their effects would be antidilutive.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

Shares excluded from the computation of diluted EPS:

	2015	2014	2013
Stock options	756,051	281,735	252,158
Unvested restricted shares	576,000	29,799	20,347
Warrants	18,059,000	850,138	589,500
Total	19,391,051	1,161,672	862,005

Segment Information

The Company currently operates in one business segment, which is the development and commercialization of CHEMOSAT/Melphalan/HDS. A single management team that reports to the CEO and President comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company is currently in the process of evaluation the impact of ASU 2014-09 on its consolidated financial statements.

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

for the Years Ending December 31, 2015, 2014 and 2013

This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the accounting transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not anticipate that this guidance will materially impact its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). ASU 2015-17 requires deferred tax liabilities and assets to be classified as non-current on the consolidated condensed balance sheet. ASU 2015-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years and early application is permitted. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. As of December 31, 2015, the company is not early adopting ASU 2015-17.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires entities to report a right-to-use asset and liability for the obligation to make payments for all leases with the exception of those leases with a term of twelve months or less. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.

(4)	Inventories

Inventories consist of:

(in thousands)	December 31, 2015	December 31, 2014
Raw materials	$360	$203
Work-in-process	251	63
Finished goods	146	83
Total Inventory	$757	$349

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:

(in thousands)	December 31, 2015	December 31, 2014
Insurance premiums	$625	$591
Kits for clinical use	162	161
Other	173	222
Total prepaid expenses and other current assets	$960	$974

Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% at December 31, 2015 and 2014.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

(6)	Property, Plant, and Equipment

Property, plant, and equipment consists of:

(in thousands)	December 31, 2015	December 31, 2014
Buildings and land	$556	$1,629
Enterprise hardware and software	1,520	1,573
Leaseholds	1,305	361
Equipment	902	1,380
Furniture	355	603
Property, plant and equipment, gross	4,638	5,546
Accumulated depreciation	(3,506)	(3,748)
Property, plant and equipment, net	$1,132	$1,798

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $0.6 million, $1.0 million, and $1.1 million, respectively.

(7)	Current Accrued Expenses

Current accrued expenses include the following:

(in thousands)	December 31, 2015	December 31, 2014
Compensation, excluding taxes	$692	$2,187
Professional fees	391	341
Short-term portion of lease restructuring	220	239
Clinical trial expenses	219	124
Other	721	712
Total accrued expenses	$2,243	$3,603

Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at December 31, 2015 and 2014.

(8)	Restructuring Expenses

Beginning in 2013, the Company implemented several workforce restructurings to reduce operating costs, better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 59 employees. As a result of termination benefits provided to these employees the Company has incurred a total restructuring charge of approximately $5.5 million for employee related expenses. At December 31, 2015, the remaining restructuring reserve of approximately $0.1 million is included in Accrued expenses on the condensed consolidated balance sheets.

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of December 31, 2015, the total remaining lease restructuring liability for its leased office space was approximately $1.0 million, of which approximately $0.2 million and $0.8 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

The following table provides the year-to-date activity of the Company’s restructuring reserves as of December 31, 2015:

(in thousands)	Employee Costs	Lease Liability	Total Restructuring Liability
Reserve balance at December 31, 2014	$824	$1,282	2,106
Charges	403	—	403
Payments/Utilizations	(1,156)	(243)	(1,399)
Reserve balance at December 31, 2015	$71	$1,039	1,110

(9)	Assets and Liabilities Measured at Fair Value

Derivative Financial Instruments

As disclosed in Note 10, the Company allocated part of the proceeds of public offerings in 2012, 2013 and 2015 to the warrants issued in connection with those transactions. The warrants have been classified as liabilities and accounted for as a derivative instrument in accordance with ASC 815 due to certain provisions within the warrant agreements. The valuation of the warrants (“the Warrants”) is determined using option pricing models. These models use inputs such as the underlying price of the shares issued when the warrant is exercised, volatility, risk free interest rate and expected life of the instrument.   The Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the risk free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

In July 2015, the Company completed the sale of 9.4 million Units consisting of 9.4 million shares of its common stock, Series A Warrants to purchase up to 7.0 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 9.4 million common shares (“July 2015 Series B Warrants”) and 7.0 million July 2015 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2015, the July 2015 Series A Warrants were exercisable at $0.87 with approximately 7.0 million warrants outstanding and the July 2015 Series B Warrants were exercisable at $0.75 with approximately 9.4 million outstanding. The July 2015 Series A Warrants have a five-year term. July 2015 Series B Warrants expired January 29, 2016. There were no July 2015 Series A or Series B Warrants exercised during the year ended December 31, 2015.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At December 31, 2015, the February 2015 Warrants were exercisable at $0.74 per share with approximately 1.1 million warrants outstanding.  The February 2015 Warrants have a five-year term. There were no February 2015 Warrants exercised during the year ended December 31, 2015.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At December 31, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term. There were no 2013 Warrants exercised during the year ended December 31, 2015.

In May 2012, the Company completed the sale of 1.0 million shares of its common stock and the issuance of warrants to purchase 0.3 million common shares (the “2012 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $21.5 million, with net cash proceeds after related expenses from this transaction of approximately $21.1 million. Of those proceeds, the Company allocated an estimated fair value of $3.4 million to the 2012 Warrants.  The exercise price was subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants was subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. As required by the 2012 Warrant agreement, the exercise price of the warrants was adjusted following the Company’s February 2015 sale of common stock and warrants. During the year ended December 31, 2015, 0.2 million 2012 Warrants were exercised for net proceeds of approximately $0.2 million. The 2012 Warrants had a three-year term which expired on May 31, 2015. The remaining liability was credited to Derivative instrument income.

For the year ended December 31, 2015, the Company recorded pre-tax derivative instrument income of $0.6 million. The resulting derivative instrument liabilities totaled $3.8 million at December 31, 2015. Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at December 31, 2015 was determined by using option pricing models assuming the following:

	Series A 2015 Warrants	Series B 2015 Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	92.13%	94.03%	92.91%	97.76%
Risk free interest rates	1.65%	0.14%	1.54%	1.25%
Expected life (in years)	4.56	0.08	4.13	2.83

Money Market Funds

The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result the investments are classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Level 1		Level 2		Level 3		Balance at December 31
(in thousands)	2015	2014	2015	2014	2015	2014	2015	2014
Assets
Money market funds (included in Cash and Cash Equivalents)	$1,943	$1,943	$—	$—	$—	$—	$1,943	$1,943
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$3,785	$225	$3,785	$225

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at January 1, 2013	$3,427
Total change in the liability included in earnings	(2,756)
Fair value of warrants issued	1,857
Fair value of warrants exercised	(218)
Balance at December 31, 2013	2,310
Total change in the liability included in earnings	(1,942)
Fair value of warrants exercised	(143)
Balance at December 31, 2014	225
Total change in the liability included in earnings	(564)
Fair value of warrants issued	4,247
Fair value of warrants exercised	(123)
Balance at December 31, 2015	$3,785

(10)	Stockholders’ Equity

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

Stock Issuances

In July 2015, the Company completed the sale of 9.4 million Units consisting of 9.4 million shares of its common stock, Series A Warrants to purchase up to 7.0 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 9.4 million common shares (“July 2015 Series B Warrants”) and 7.0 million July 2015 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2015, the July 2015 Series A Warrants were exercisable at $0.87 with approximately 7.0 million warrants outstanding and the July 2015 Series B Warrants were exercisable at $0.75 with approximately 9.4 million outstanding. The July 2015 Series A Warrants have a five-year term. July 2015 Series B Warrants expired January 29, 2016.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2015,

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

the February 2015 Warrants were exercisable at $0.74 per share with approximately 1.1 million warrants outstanding. The February 2015 Warrants have a five-year term.

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At December 31, 2015, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

As of December 31, 2015, the Company had two active registration statements. Pursuant to SEC regulations, so long as the Company’s public float remains below $75 million, we cannot sell securities from the shelf registration statement which represent more than one third of the market value of our non-affiliated public float during any 12-month period.

In October 2015, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on October 20, 2015 and allows the Company to offer and sell, from time to time in one or more offerings, up to $77.4 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. This registration statement replaces the shelf registration filed in October 2012. As of December 31, 2015, the Company had approximately $77.4 million available subject to market conditions and certain SEC limitations discussed above.

At-the-Market (“ATM”) Program

In March 2013, the Company entered into a new agreement with Cowen to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the year ended December 31, 2015 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.8 million, with net cash proceeds after related expenses of approximately $4.7 million. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of its products, obtaining regulatory approvals, funding of clinical trials, capital expenditures and working capital. As of December 31, 2015, the Company has approximately $39.9 million available under the program subject to market conditions and certain SEC limitations.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 187,500, and 1,506,250 shares, respectively, were reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In June 2015, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,100,000 shares, from 406,250 to 1,506,250 shares, upon a favorable vote by the Company’s stockholders. A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. The Plans are administered by the Compensation and Stock Option Committee of the board of directors which determines the individuals to whom awards shall be granted as well as the type, terms and conditions of each award, the option price and the duration of each award. As of December 31, 2015, there were 185,450 shares available to grant under the 2009 Stock Incentive Plan.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

Stock option activity for 2015, 2014, and 2013 is as follows:

	Stock Option Activity under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2012	299,242	$19.68 - 248.64	$76.66	6.88
Granted	130,328	4.80 - 34.08	17.41
Forfeited	(160,538)	19.68 - 29.92	24.47
Expired	(16,874)	6.08 - 197.44	63.50
Outstanding at December 31, 2013	252,158	$4.80 - 248.64	$57.90	7.36
Granted	165,000	1.24 - 2.42	1.78
Forfeited	(89,757)	4.80 - 248.64	67.58
Expired	(45,666)	4.80 - 110.40	47.54
Outstanding at December 31, 2014	281,735	$1.24 - $245.12	$23.63	8.83
Granted	524,250	1.19	1.19
Forfeited	(49,934)	1.19 - 169.60	30.01
Outstanding at December 31, 2015	756,051	$1.24 - $245.12	$7.65	8.95

Exercisable at December 31, 2015	188,249	$1.24 - $245.12	$26.45	7.67

For the years ended December 31, 2015, 2014 and 2013 the Company recognized compensation expense related to stock option grants of approximately $0.3 million, $0.4 million and $0.2 million, respectively.

The estimated fair value of each option award granted was determined on the date of grant using an option pricing model with the following assumptions for option grants during the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Weighted average risk-free interest rates	1.82%	1.53%	1.30%
Weighted average expected volatility	97.70%	96.68%	92.31%
Expected volatility	97.70%	95.47% - 98.14%	86.16% - 97.21%
Dividend yield	—	—	—
Weighted average expected option term (in years)	5.15	4.50	5.66
Weighted average grant date fair value	$0.89	$1.78	$17.41

No dividend yield was assumed because the Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future. Volatilities were developed using the Company’s historical volatility.  The risk-free interest rate was developed using the U.S. Treasury yield for periods equal to the expected life of the stock options on the grant date. The expected option term for grants made during 2015, 2014, 2013 and the second half of 2012 is based on actual historical results. The expected option term for grants made prior to that was developed based on the mid-point between the vesting date and the expiration date of each respective grant as permitted under ASC 718. This method of determining the expected holding period was utilized because the Company did not have sufficient historical experience from which to estimate the period.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

A summary of the Company’s non-vested options to purchase shares as of December 31, 2015 and changes during the year ended December 31, 2015 and December 31, 2014 are presented below:

	Non-Vested Options
	Number of Options	Weighted Average Exercise Price
Non-vested at January 1, 2014	118,610	$20.76
Granted	165,000	1.78
Vested	(46,737)	26.35
Forfeited	(10,772)	35.92
Non-vested at December 31, 2014	226,101	$5.03
Granted	524,250	1.19
Vested	(159,901)	5.36
Forfeited	(22,648)	4.38
Non-vested at December 31, 2015	567,802	$1.42

Additional compensation expense of $0.2 million, relating to the unvested portion of stock options granted, is expected to be recognized over a remaining average period of 1.14 years.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2015 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.50 as of December 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

A summary of the Company’s restricted stock activity as of December 31, 2015 and changes during the year ended December 31, 2015 and December 31, 2014 are presented below:

	Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	20,347	$16.84
Granted	62,504	2.60
Vested	(18,815)	13.60
Forfeited	(34,237)	3.40
Non-vested at December 31, 2014	29,799	$4.46
Granted	576,000	1.19
Vested	(29,666)	4.38
Forfeited	(133)	21.58
Non-vested at December 31, 2015	576,000	$1.19

For the years ended December 31, 2015, 2014 and 2013 the Company recognized compensation expense related to restricted stock grants of approximately $0.3 million, $0.1 million and $0.1 million, respectively. Additional compensation expense of $0.4 million relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 1.45 years.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

Warrants

The Company issued warrants as part of its offerings in 2012, 2013, and 2015. A summary of warrant activity is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at January 1, 2013	352,664	$19.20	$19.20	2.24
Issued	589,500		7.04
Exercised	(12,669)		19.20
Expired	—		—
Outstanding at December 31, 2013	929,495	$2.56 – 7.04	$5.40	3.51
Issued	—		—
Exercised	(49,139)		2.56
Expired	(30,218)		2.56
Outstanding at December 31, 2014	850,138	$1.75 – 7.04	$5.42	2.78
Issued	17,469,500		0.80
Exercised	(215,318)		0.82
Expired	(45,320)		0.82
Outstanding at December 31, 2015	18,059,000	$0.74 – 7.04	$1.00	2.16

(11)	Loan and Security Agreement

In April 2012, the Company entered into a four-year Loan and Security Agreement (the “Credit Agreement“) with Silicon Valley Bank (“SVB”), as lender. The Credit Agreement consists of a revolving credit facility in an amount equal to the lesser of $20,000,000 and the Company’s Borrowing Base (as defined in the Credit Agreement). In order to draw down on the facility, the Company will need to have at least the greater of (i) $15,000,000 in cash and cash equivalents in its account with SVB plus the amount of all outstanding obligations of the Company owed to SVB and (ii) trailing 3 months Cash Burn (as defined in the Credit Agreement) plus the amount of all outstanding obligations of the Company owed to SVB. As of December 31, 2015, the Company cannot access the credit facility due to the restrictions listed above.

(12)	Commitments

Operating Leases

In February 2010, the Company entered into an agreement to lease (Initial Lease) 8,629 square feet of office space at 810 Seventh Avenue, New York, NY with an option to expand an additional 8,629 square feet. The term of the Initial Lease began in March, 2010. In September 2010, the Company exercised its option right under the Initial Lease and entered into an agreement to lease (Lease Amendment) an additional 8,629 square feet of office space. The term of the Lease Amendment began in January 2011 and will expire in March 2021. In addition, the Lease Amendment extends the term of the Initial Lease to March 2021. The Initial Lease and the Lease Amendment provide for annual rent of $961,000 in 2012, $970,000 in 2013, $996,000 in 2014 and 2015, $1.0 million in 2016, and $1.1 million in 2017-2020. As discussed in Note 8, the Company has sub-leased this office space.

In August 2011, Delcath Systems Limited entered into an agreement of lease for an office and manufacturing facility located in the city of Galway, Ireland. This facility is approximately 19,200 square feet and is intended to be the location of Delcath’s European headquarters. The Lease is for a term of ten years, commencing August 2, 2011. The Lease provides for fixed annual lease amounts payable in advance in equal quarterly installments. The annual lease amounts, which escalate annually, are as follows (USD conversions are based on the December 31, 2015 conversion rate): Year 1 – €106,051 ($115,458), Year 2 – €134,974 ($146,946), Year 3 – €159,077 ($173,187) and Years 4 and 5 – €183,179 ($199,427). Annual lease amounts in years 6 through 10 are subject to adjustment based upon the percentage increase in the consumer price index as published by the Ireland Central Statistics Office. Delcath Limited is also required to pay for customary building operating expenses. Delcath Limited’s payment obligations and performance of the Lease are guaranteed by Delcath.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

In June 2012, the Company entered into an agreement to lease 18,000 square feet at Suites 2 and 3 Country Club Road, Queensbury, NY for a three year period. This amends the initial lease at 2 Country Club Road, which commenced in November 2010. The location housed a portion of the Company’s research and manufacturing operations. The lease provided for annual base rent of $216,000, as well as the payment of customary building operating expenses and real estate taxes. This lease expired in June 2015 and Delcath no longer occupies the premises.

In September 2014, the Company entered into a license agreement to lease approximately 5,818 square feet of office space at 1301 Avenue of the Americas, New York, NY. The term began on October 1, 2014 and is effective through May 20, 2016. The agreement provides for total annual base rent of $200,000.

In October 2014, the Company entered into a lease agreement for 95-97 Park Road in Queensbury, NY, agreeing to lease the 6,000 square feet at that location. The term began on November 1, 2014 and was effective for a one year period. The Company renewed this lease for one additional year. The renewal provides for total annual base rent of $47,277 and will expire October 31, 2016.

Future minimum lease payments, net of receipts due under the terms of subleases, under all operating leases at December 31, 2015 are as follows:

(in thousands)	Future Lease Payment
2016	$505
2017	455
2018	460
2019	442
2020	435
2021	175
$2,472

Rent expense totaled approximately $0.4 million, $2.3 million and $1.5 million, for the years ended December 31, 2015, 2014 and 2013, respectively. Of the $2.3 million in expense for 2014, approximately $1.3 million is related to restructuring charges discussed in Note 8.

Letters of Credit

Under the terms of the lease agreement for office space at 810 Seventh Avenue, New York, NY, the Company is required to maintain a letter of credit in the amount of $881,297 which will expire in February 2017 if not renewed by the Company. Under the terms of the license agreement for office space at 1301 Avenue of the Americas, New York, NY, the Company is required to maintain a letter of credit in the amount of $200,000 which will expire with the sublease in May, 2016.

(13)	Income Taxes

There is no income tax provision for the years ended December 31, 2015, 2014 and 2013.

Income before income taxes consists of:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Domestic	$(11,276)	$(12,950)	$(19,142)
Foreign	(3,428)	(4,431)	(11,182)
Income before taxes	$(14,704)	$(17,381)	$(30,324)

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Income taxes using U.S federal statutory rate	$(4,999)	$(5,926)	$(10,309)
Amortization of gain on IP migration	767	767	781
State income taxes, net of federal benefit	380	2,215	(1,390)
Foreign rate differential	920	1,069	2,761
Valuation allowance	2,649	886	7,683
Derivative charge	(192)	(660)	(937)
Stock option exercises and cancellations	674	1,748	1,589
Research and development costs	(199)	(125)	(1,090)
Other	—	26	912
	$—	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

(in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Employee compensation accruals	$1,279	$1,866
Accrued liabilities	633	1,356
Research tax credits	3,796	3,597
Other	66	45
Net operating losses	77,906	74,359
Total deferred tax assets	83,680	81,223

Deferred tax liabilities:
Total deferred tax liabilities	—	—

Valuation allowance	83,680	81,223
Net deferred tax assets	$—	$—

As of December 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $184.5 million and $171.6 million, respectively. A portion of the federal amount, $8.6 million, is subject to an annual limitation of approximately $123,000 as a result of a change in the Company’s ownership through May 2003, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the limitation, approximately $175.9 million is available to offset future federal taxable income which will expire between 2018 and 2035.  In addition, the Company’s state net operating losses are also subject to annual limitations that generally follow the federal Section 382 provisions, adjusted for each state’s respective income apportionment percentages. As of December 31, 2015 and December 31, 2014, the Company had net operating loss carryforwards for state and city income tax purposes between approximately $27.3 million and $109.7 million and between approximately $276.3 million and $110.5 million, respectively, which expire through 2035. As of December 31, 2015 and December 31, 2014, the Company had a net operating loss carryforward for foreign income tax purposes of $22.1 million and $21.8 million, respectively, which have indefinite carryforward periods. As of December 31, 2015 and December 31, 2014, the Company had federal research and development tax credit carryforwards of approximately $3.8 million and $3.6 million, respectively, which expire through 2035.

The Company has a tax benefit of approximately $1.0 million related to the exercise of non-qualified stock options. Pursuant to ASC 718, the benefit will be recognized and recorded to additional paid-in capital when the benefit is realized through the reduction of taxes payable. Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance increased by approximately $2.6 million, $0.9 million, and $7.7 million in 2015, 2014, and 2013, respectively.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

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

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The Company is currently under examination by the Internal Revenue Service for the period ending December 31, 2013. The examination commenced in the third quarter of 2015 and as of December 31, 2015, there have been no adjustments proposed. The Company's total amount of unrecognized tax benefits could increase within the next twelve months as a result of the exam. However, the effect of the outcome cannot be reasonably estimated as the exam is presently in its initial stages and the IRS is in the process of issuing information document requests (IDR's) to obtain information and documents substantiating positions reflected on the tax return under examination. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company’s tax years generally remain open to examination for all federal, state and foreign tax matters until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

Delcath recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

(14)	Quarterly Financial Data (Unaudited)

Set forth below is selected quarterly financial data for each of the quarters in the years ended December 31, 2015 and 2014.

	2015 Quarters Ended
(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Operating loss	$(3,708)	(3,623)	(3,650)	(4,229)
Change in fair value of warrant liability, net	209	(48)	1,253	(850)
Net loss	(3,488)	(3,699)	(2,422)	(5,095)
Basic and diluted loss per share	(0.32)	(0.30)	(0.12)	(0.23)

	2014 Quarters Ended
(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Operating loss	$(5,059)	(5,904)	(5,054)	(3,285)
Change in fair value of warrant liability, net	(205)	1,297	519	330
Net loss	(5,278)	(4,600)	(4,558)	(2,945)
Basic loss per share	(0.57)	(0.49)	(0.48)	(0.31)
Diluted loss per share	(0.57)	(0.52)	(0.48)	(0.31)

(15)	Subsequent Events

NASDAQ Notification Letter

On February 9, 2016, The NASDAQ Stock Market (“NASDAQ”) granted Delcath Systems, Inc. (the “Company”) an additional 180 calendar days, or until August 8, 2016, to regain compliance with the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”).

On August 11, 2015, the Company received a notification letter (the “Notice”) from NASDAQ advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company’s common stock had closed below the $1.00 per share minimum required for continued listing on The NASDAQ Capital Market pursuant to the Minimum Bid

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ending December 31, 2015, 2014 and 2013

Price Rule. The Company was provided 180 calendar days, or until February 8, 2016, to regain compliance with the Minimum Bid Price Rule. The Company was unable to regain compliance with the Minimum Bid Price Rule by February 8, 2016. The NASDAQ determination to grant the second compliance period was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The NASDAQ Capital Market, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

At-the-Market Program

Subsequent to December 31, 2015, the Company sold approximately 50,000 shares of its common stock under the March 2013 Sales Agreement through an “at the market” equity offering program for net proceeds of approximately $17,500. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, funding of the Company’s clinical trials, commercialization of our products, obtaining regulatory approvals, capital expenditures and working capital. As of March 18, 2016, the Company has approximately $39.9 million remaining under the program. As a result of the sales, the exercise price of the February 2015, July 2015 Series A and Series B Warrants has been adjusted to $0.355.

July 2015 Series B Warrant Exercises and Expirations

The July 2015 Series B Warrants (“Series B Warrants”) expired on January 29, 2016. Prior to expiration, 2.2 million Series B Warrants were exercised for proceeds of approximately $0.8 million. The remaining 7.1 million Series B Warrants expired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company disclosed in its interim report for the quarter ended September 30, 2015 a material weakness in its internal control over financial reporting relating to the appropriate valuation of the Series B Warrants issued in July 2015. Immediately upon the identification of the material weakness, the Company engaged the services of an outside expert to assist the Company in appropriately valuing the Series B Warrant, which was a non-cash item and a unique and complex security that expired in January 2016. The September 30, 2015 financial statements reflected the appropriate value for the Series B Warrant and no prior financial statements were impacted.

In connection with the preparation of the annual financial statements for 2015, the Company continued to utilize the services of an outside specialist to assist it in appropriately valuing its warrant derivative liability.

The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, Delcath’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2015 (the end of the period covered by this Annual Report on Form 10-K), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including  the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Aside from the steps taken to address the material weakness discussed above, there were no other changes to the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Delcath’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors. We have seven directors serving on the Board of Directors. The Board of Directors oversees the business affairs of the Company and monitors the performance of management. In accordance with our corporate governance principles, our Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman of the Board, Roger G. Stoll, Jennifer K. Simpson, in her capacity as Director and Chief Executive Officer, or CEO, and other key executives, and by reading the reports and other materials that management sends them and by participating in Board and committee meetings. Our directors hold office until their successors have been elected and qualified unless the director resigns or is removed or by reason of death or other cause is unable to serve in the capacity of director.

Board Independence. The Board has determined that five of our seven directors (each of Harold S. Koplewicz, Laura A. Philips, Dennis H. Langer, William D. Rueckert and Marco Taglietti) are “independent” directors within the meaning of the NASDAQ listing rules.

Attendance. The Board of Directors met 9 times in 2015 (including regularly scheduled and special meetings). During 2015, each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board (held during the period for which he or she served as a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which he or she served (held during the period that he or she served). It is Delcath’s policy that, absent unusual or unforeseen circumstances, all directors are expected to attend annual meetings of stockholders, and all attended our 2015 Annual Meeting.

Board Leadership Structure. Roger G. Stoll, Ph.D. was appointed Executive Chairman effective September 2014 and designated Chairman in connection with the appointment of Dr. Simpson as director effective October 2015. Dr. Stoll has been a member of the Board of Directors since 2008.

Our current leadership structure, which separates the Chairman and Chief Executive Officer roles, is appropriate for Delcath because it allows our President and CEO to concentrate on Delcath’s day-to-day operations, while providing for effective oversight by the Chairman, who is involved in strategic and key matters, such as business strategy, major transactions and the broader business of Delcath. For a company like Delcath that is focused on the development, approval and commercialization of a specialized product in an extremely technical, highly regulated and intensely competitive industry, we believe our President and CEO is in the best position to lead our management team, in part because of the depth of her experience in conducting clinical trials in oncology, and to respond to the current pressures and needs of a company the stage of growth and development of Delcath, with assistance from our Chairman who also focuses the Board’s attention on the broader issues of corporate business strategy and corporate governance. We believe that splitting the roles between Chairman, on the one hand, and President and CEO, on the other hand, minimizes any potential conflicts that may result from combining the roles of CEO, President and Chairman, and maximizes the effectiveness of our management and governance processes to the benefit of our stockholders. Our President and CEO and Chairman regularly consult with each other as part of this structure.

Board’s Role in Risk Oversight. The Board as a whole is responsible for risk oversight, with reviews in certain areas being conducted by the relevant Board committees. Each of the Board’s committees oversees the management of risks associated with their respective areas of responsibility. In performing this oversight function, the committees are assisted by management which provides visibility about the identification, assessment and monitoring of potential risks and management’s strategy to mitigate such risks. Key members of management responsible for a particular area report directly to the Board committee charged with oversight of the associated function and, if the circumstances require, the whole Board. The Board committees review various risk exposures with the full Board and otherwise keep the full Board abreast of the committees’ risk oversight activities throughout the year, as necessary or appropriate.

Risk Assessment of Compensation Programs. Our Compensation and Stock Option Committee annually evaluates whether our compensation programs encourage excessive risk-taking by employees at the expense of long-term Company value. Based upon its assessment, the Compensation and Stock Option Committee does not believe that our compensation programs encourage excessive or inappropriate risk-taking, motivate imprudent risk-taking or create risks that are reasonably likely to have a material adverse effect on the Company.

Director Continuing Education. Our directors are encouraged to attend educational programs provided by various universities, stock exchanges and other regulatory agencies to assist our directors in maintaining or enhancing their skills and abilities as directors and to update their knowledge and understanding of the pharmaceutical, medical device and biopharma industries and the regulatory environment in which Delcath operates and to which it is subject.

Board Committees. Our Board has three standing committees: an Audit Committee, a Compensation and Stock Option Committee and a Nominating and Corporate Governance Committee. No individual director is the chairman of more than one committee.

Audit Committee. The Audit Committee provides assistance to the Board in fulfilling its oversight responsibilities with respect to the Company’s financial statements, the Company’s system of internal accounting and financial controls and the independent audit of the Company’s financial statements. Functions of the Audit Committee include:

•	the selection, evaluation and, where appropriate, replacement of our outside auditors;
•	an annual review and evaluation of the qualifications, performance and independence of our outside auditors;
•	the approval of all auditing services and permitted non-audit services provided by our outside auditors;
•	the review of the adequacy and effectiveness of our accounting and internal controls over financial reporting; and
•	the review and discussion with management and with our outside auditors of the Company’s financial statements to be filed with the Securities and Exchange Commission (the “SEC”).

The current members of the Audit Committee are: William D. Rueckert (Chair), Dennis H. Langer and Laura A. Philips, each of whom is “independent” within the meaning of the NASDAQ listing rules and otherwise meet the financial statement proficiency requirements of the NASDAQ listing rules. The Board has determined that William D. Rueckert, Dennis H. Langer and Laura A. Philips each qualify as an “audit committee financial expert” as defined by SEC rules. During 2015, the Audit Committee met six times. The Audit Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

Compensation and Stock Option Committee. The Compensation and Stock Option Committee (the “Compensation Committee”) assists the Board of Directors in the discharge of the Board’s responsibilities with respect to the compensation of Delcath’s directors, executive officers, and other key employees and consultants. The Compensation Committee establishes our overall compensation philosophy and is authorized to approve the compensation payable to our executive officers, including our named executive officers, and other key employees, including all perquisites, equity incentive awards, cash bonuses, and severance packages. The Compensation Committee also administers certain of our employee benefit plans, including its equity incentive plans, and is responsible for assessing the independence of compensation consultants and legal advisors prior to engagement. The Compensation Committee exercises sole power to retain compensation consultants and advisors and to determine the scope of the associated engagements.

The current members of the Compensation and Stock Option Committee are Laura A. Philips (Chair), Dennis H. Langer and Marco Taglietti, each of whom is “independent” within the meaning of the NASDAQ listing rules. During 2015, the Compensation and Stock Option Committee met seven times. The Compensation and Stock Option Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for identifying individuals qualified to become Board members, and recommends to the Board the director nominees to be proposed by the Board for election by the stockholders (as well as any director nominees to be appointed by the Board to fill interim vacancies). The Nominating Committee also recommends the directors to be selected for membership on each Board committee.

The Nominating Committee is also responsible for developing and recommending to the Board appropriate corporate governance guidelines and policies, and for leading the Board in its annual review of the Board’s performance.

The current members of the Nominating Committee are Harold S. Koplewicz (Chair), William D. Rueckert and Marco Taglietti, each of whom is “independent,” within the meaning of the NASDAQ listing rules. During 2015, the Nominating Committee met one time. The Nominating Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

The Nominating Committee, with, when it deems it necessary, the assistance of a third-party search firm, identifies candidates for director nominees. In considering candidates for the Board, the Nominating Committee considers each candidate’s credentials as a whole, including, but not necessarily limited to, outstanding achievement in a candidate’s personal career, broad and relevant experience, integrity, sound and independent judgment, experience and knowledge of the business environment and markets in which the Company operates, business acumen, and willingness and ability to devote adequate time to Board duties. The Nominating Committee considers the diversity of its members in the context of the Board as a whole, including the personal characteristics, experience and background of directors and nominees to facilitate Board deliberations that reflect a broad range of perspectives.

Recommendations by Stockholders of Director Nominees. The Nominating Committee will consider any recommendation by a stockholder of a candidate for nomination as a director. If a stockholder wants to recommend a director candidate for consideration by the Nominating Committee, the stockholder should submit the name of the proposed nominee, together with the reasons why the stockholder believes the election of the candidate would be beneficial to the Company and its stockholders and the information about the nominee that would be required in a proxy statement requesting proxies to vote in favor of the candidate. The stockholder’s submission must be accompanied by the written consent of the proposed nominee to being nominated by the Board and the candidate’s agreement to serve if nominated and elected. Any such submission should be directed to the Nominating Committee at Delcath’s principal office, 1301 Avenue of the Americas, 43FL, New York, New York 10019. If a stockholder intends to nominate a person for election to the Board of Directors at an annual meeting, the stockholder must provide Delcath with written notice of his or her intention no later than the deadline for receiving a stockholder proposal for inclusion in Delcath’s proxy statement for such meeting and must otherwise comply with our amended and restated certificate of incorporation. Copies of any recommendation received in accordance with these procedures will be distributed to each member of the Nominating Committee. One or more members of the Nominating Committee may contact the proposed candidate to request additional information.

Stockholder Communications with the Board of Directors. Any stockholder wishing to communicate with the Board or with any specified director should address his or her communication to the Board of Directors or to the particular director(s) in care of the Corporate Secretary, Delcath Systems, Inc., 1301 Avenue of the Americas, 43FL, New York, New York 10019. All such written communication, other than items determined by our legal counsel to be inappropriate for submission to the intended recipient(s), will be submitted to the Board or to the particular director(s). Any stockholder communication not so delivered, will be made available upon request to any director. Examples of stockholder communications that would be considered inappropriate for submission include, without limitation, customer complaints, business solicitations, product promotions, job inquiries, junk mail and mass mailings, as well as material that is unduly hostile, threatening, illegal or similarly unsuitable.

Compensation Committee Interlocks and Insider Participation. During 2015, Laura A. Philips (Chair), Marco Taglietti and Dennis H. Langer served as members of our Compensation and Stock Option Committee. None of the current members of the Compensation and Stock Option Committee is a current or former officer or employee of Delcath at the time of their service on the Compensation and Stock Option Committee, nor did any Compensation and Stock Option Committee member engage in any “related person” transaction that would be required to be disclosed under Item 404 of Regulation S-K. During 2015, none of Delcath’s executive officers served on the compensation committee (or equivalent) or on the board of directors of another entity whose executive officers served on the Compensation and Stock Option Committee or our Board of Directors.

Code of Ethics. We maintain a Code of Business Conduct and Ethics (Code) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their Delcath-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code.  The full text of our Code is published on our web site at http://delcath.com/investors/governance. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on our web site.

Information About Directors. The following table sets forth certain information about our directors.

Name	Age	Position with Delcath	Director Since
Class I Directors—Terms expiring at the 2016 Annual Meeting
William D. Rueckert	63	Director	2014
Marco Taglietti, M.D.	56	Director	2014

Class II Directors—Terms expiring at the 2017 Annual Meeting
Harold S. Koplewicz, M.D.	63	Director	2006
Laura A. Philips, Ph.D. M.B.A.	58	Director	2007

Class III Directors—Terms expiring at the 2018 Annual Meeting
Roger G. Stoll, Ph.D.	73	Chairman	2008
Dennis H. Langer, M.D., J.D.	64	Director	2014
Jennifer K. Simpson, Ph.D.	47	Director	2015

Class I Directors—Terms Expiring at the 2016 Annual Meeting.

William D. Rueckert was appointed as a Director in December 2014. Mr. Rueckert has served on many public and private corporate boards in both the life science and banking industries. He is currently President of Oyster Management Group, LLC, an investment partnership specializing in community banking. From 2007 until 2012 he served on the board of Novogen Ltd. (ASX, NASDAQ) a biotechnology company based in Sydney, Australia. He acted as Chairman from 2010 until 2012, and as acting CEO led the restructuring of the company, spinning off its major subsidiary, Marshall Edwards, Inc. (now MEI Pharma, Inc. NASDAQ.) He is currently a director of MEI Pharma, Inc. (NASDAQ), a San Diego based company that is developing novel oncology therapies. Until its sale to H. Lundbeck A/S, he was a director of Chelsea Therapeutics International, Ltd. (NASDAQ) whose drug candidate, Northera, was approved by the FDA in 2014. He has also served on the boards of several banks including Westport Bank and Trust, Lafayette American Bank and Hudson United Bank (all NASDAQ.) He currently serves on the board of Fairfield County Bank, a mutually owned, community bank based in Ridgefield, Connecticut. Among his civic associations, Mr. Rueckert is a Director and President of the Cleveland H. Dodge Foundation, Co-Chairman of the Board of Trustees of Teachers College, Columbia University, a Director of the Y Retirement Fund, a Trustee of International House, an Emeritus Director of the YMCA of Greater New York and a Director of Wave Hill, Inc. He earned a BA in Spanish in 1977 from the University of New Hampshire. The Nominating Committee considered Mr. Rueckert’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Mr. Rueckert should serve as a director of Delcath.

Dr. Marco Taglietti, M.D. was appointed as a Director in December 2014. Dr. Taglietti serves as CEO and on the Board of Directors of NASDAQ-listed SCYNEXIS, Inc., a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives; and NephroGenex, Inc., a pharmaceutical company focused on the development of therapeutics to treat kidney disease. Prior to its acquisition in February 2014, Dr. Taglietti served as Executive Vice President, Research and Development, and Chief Medical Officer of Forest Laboratories. He also served as President of the Forest Research Institute. Prior to joining Forest Labs in 2007, Dr. Taglietti held the position of Senior Vice President, Head of Global Research and Development, at Stiefel Laboratories, Inc. for three years. He joined Stiefel after 12 years at Schering-Plough Corporation where he last held the position of Vice President, Worldwide Clinical Research for Anti-Infectives, Oncology, CNS, Endocrinology and Dermatology. Dr. Taglietti began his career at Marion Merrell Dow Research Institute. He received his medical degree and board certifications from the University of Pavia in Italy. The Nominating Committee considered Dr. Taglietti’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Dr. Taglietti should serve as a director of Delcath.

Class II Directors—Terms Expiring at the 2017 Annual Meeting.

Harold S. Koplewicz, M.D., was appointed a Director in September 2006 and served as Chairman of the Board from February 2007 to September 2013. He is one of the nation’s leading child and adolescent psychiatrists, honored by the American Psychiatric Association, the American Society for Adolescent Psychiatry and the American Academy of Child & Adolescent Psychiatry. In November 2009, he founded and became the President of the Child Mind Institute, the nation’s only independent nonprofit dedicated to transforming mental health care for the world’s children. In May 2006, he was appointed by then-New York Governor George Pataki to the position of Director of the Nathan S. Kline Institute for Psychiatric Research, where he was the third person to hold this position since the institution’s founding in 1952. During his tenure, which ended January 2011, he doubled the amount of federal funding for NKI. In 2007, Dr. Koplewicz became the first Vice Dean of External Affairs at the NYU Langone Medical Center. Under his leadership, over $500 million in philanthropic support was raised for the Medical Center. Dr. Koplewicz founded the NYU Child Study Center in 1997 and served as its Director for twelve years. Under his leadership, the NYU Child Study Center made remarkable contributions to the field through expert clinical care, a robust research portfolio, and advocacy for child mental health. A graduate of Albert Einstein College of Medicine, Dr. Koplewicz completed his psychiatric residency at New York Hospital Westchester Division, a fellowship in Child Psychiatry at Columbia University’s College of Physicians and Surgeons, a NIHM Research Fellowship at the New York State Psychiatric Institute, and the Executive Program in Health Policy and Management at Harvard University’s School of Public Health. He has served as a member of the National Board of Medical Examiners and as a Commissioner of the New York State Commission on Youth, Crime and Violence and Reform of the Juvenile Justice System. Since 1997, he has been Editor-in-Chief of the Journal of Child and Adolescent Pyschopharmacology. He has also served as a member of the of the working group organized by the U.S. Assistant Surgeon General and the U.S. Department of Health and Human Services to address the effects of terrorism on children’s mental health. The Nominating Committee considered Dr. Koplewicz’s experience and qualifications, in addition to his leadership skills and valuable insights in the medical field, as well as the overall composition of the Board, in making the determination that Dr. Koplewicz should serve as a director of Delcath.

Laura A. Philips, Ph.D., M.B.A., was appointed as a Director in May 2007. Dr. Philips is the Co-Founder, President and CEO of Spheryx, Inc., an analytical services and instruments company with a patented, revolutionary approach to the characterization of colloids, Total Holographic Characterization. Prior to Spheryx she was CEO of WellGen, Inc. from 2012-2014. She serves on the Board of Directors of Boyce Thompson Plant Research Institute, a biological research institute associated with Cornell University and The POGIL Project, a non-profit organization with an innovative approach to math and science education backed by NSF and used in 1000 colleges and universities. She serves on the Advisory Board of Diamer Biosciences, an innovative diagnostics company focused on neurodegenerative disease. From 2010-2011 Dr. Philips served on the board of directors of China Yongxin Phamaceuticals (OTCBB:CYXN) a leading retailer, wholesaler and distributor of pharmaceuticals and health and beauty products in Northeastern China. From 2003-06 Dr. Philips was Chief Operating Officer and Chief Financial Officer at NexGenix Pharmaceuticals, a niche pharmaceutical start-up company. Prior to joining NexGenix, she was Vice President at AMDeC, a biomedical research and development consortium in New York. She held a variety of executive positions at Corning, Incorporated, from 1997-2002 including director of product development, strategic planning and business manager. Dr. Philips served in the Clinton Administration both as a Fellow in the White House Office of Science and Technology Policy and as a Presidential Appointee to the position of Senior Policy Advisor to Sec. Ronald Brown in the Dept. of Commerce. She was Congressional Science Fellow and Legislative Advisor for Technology Policy to Sen. Joseph Lieberman in 1994-5. Dr. Philips was on the Faculty of Cornell University in the Dept of Chemistry from 1987-1993. During the period from 1985 through 1987 she was an NIH Post-Doctoral Fellow at the University of Chicago in the Department of Chemistry. She holds a PhD in Chemistry from the University of California, Berkeley and an MBA from Cornell University. The Nominating Committee considered these qualifications, in addition to her financial expertise and audit committee experience, as well as the overall composition of the Board, in making the determination that Dr. Philips should serve as a director of Delcath.

Class III Directors—Terms Expiring at the 2018 Annual Meeting.

Roger G. Stoll, Ph.D. was appointed as a Director in December 2008, Executive Chairman in September 2014 and has served as our Chairman since October 1, 2015. From 2002 to 2008, he served as Chairman, Chief Executive Officer and President of Cortex Pharmaceuticals, Inc. (OTCBB: CORX). In August 2008, he was appointed Executive Chairman of its board. He retired from Cortex Pharmaceuticals in August, 2012. From 2001 to 2002, he was a consultant to several east coast venture capital firms and startup ventures. From 1998 to 2001, he was Executive Vice President of Fresenius Medical Care-North America, in charge of the dialysis products division and the diagnostic systems business units, which included hemodialysis machines and dialysis filters equipment. From 1991 to 1998, Dr. Stoll was Chief Executive of Ohmeda, a global leader in anesthetic agents, critical care drugs and related operating room equipment and devices. He also served on the boards of directors of St. Jude Medical and the BOC Group, plc. From 1986 to 1991, Dr. Stoll held several executive management positions at Bayer, AG, including Executive Vice-President and General Manager for its worldwide Diagnostic Business Group. Prior to that, Dr. Stoll worked for American Hospital Supply Corp., where he rose from Director of Clinical Pharmacology to President of its American Critical Care Division. He began his pharmaceutical career at the Upjohn Company in 1972. Dr. Stoll obtained his B.S. in Pharmacy from Ferris State University, obtained a Ph.D. in Biopharmaceutics and Drug Metabolism at the University of Connecticut and was a post-doctoral fellow for two years at the University of Michigan. From 2008 and until its sale to H. Lundbeck A/S, Dr. Stoll served on the board of directors of Chelsea Therapeutics (NASDAQ: CHTP) and was a member of that board’s audit and compensation committees. Dr. Stoll in the past also served on the boards of Questcor and Agensys, HIMA and PMA (now PhRMA). Dr. Stoll also serves on the School of Pharmacy Advisory Board of the University of Connecticut.  The Nominating Committee considered Dr. Stoll’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical and medical device experience, as well as the overall composition of the Board, in making the determination that Dr. Stoll should serve as director of Delcath.

Dennis H. Langer, M.D., J.D. was appointed as a Director in December 2014. Dr. Langer has served as a Director of several specialty pharmaceutical, biotechnology and diagnostic companies, and has been CEO and/or co-founder of several health care companies. Dr. Langer has been a director of Myriad Genetics, Inc., a medical diagnostic company, and Dicerna Pharmaceuticals, Inc., a biopharmaceutical company, since 2004 and 2007, respectively. From January 2013 to August 2014, Dr. Langer served as Chief Executive Officer of AdvanDx, Inc., a medical diagnostic company, and he served as a Director from February 2012 until the acquisition of AdvanDx, Inc. by OpGen, Inc. in July 2015. From 2005 to 2010, Dr. Langer served as a Managing Partner of Phoenix IP Ventures, a private equity/venture capital firm specializing in life sciences. Previously, he was President, North America, of Dr. Reddy’s Laboratories, Limited. From September 1994 until January 2004, Dr. Langer held several high-level positions at GlaxoSmithKline plc, and its predecessor, SmithKline Beecham, including most recently as a Senior Vice President of Research and Development. Prior to SmithKline Beecham, Dr. Langer was President and CEO of Neose Technologies, Inc., and before that held R&D and marketing positions at Eli Lilly, Abbott and Searle. At the beginning of his career, he was a Chief Resident at Yale University School of Medicine, and held clinical fellowships at Harvard Medical School and the National Institutes of Health. Previously, Dr. Langer served as a Director of Ception Therapeutics, Inc. (acquired by Cephalon, Inc.), Cytogen Corporation (acquired by EUSA Pharma Inc.), Pharmacopeia, Inc. (acquired by Ligand Pharmaceuticals, Inc.), Sirna Therapeutics, Inc. (acquired by Merck and Co., Inc.), and Transkaryotic Therapies, Inc. (acquired by Shire plc). Dr. Langer is a Clinical Professor in the Department of Psychiatry, Georgetown University School of Medicine. Dr. Langer received a J.D. from Harvard Law School, an MD from Georgetown University School of Medicine, and a B.A. in Biology from Columbia University. The Nominating Committee considered Dr. Langer’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Dr. Langer should serve as director of Delcath.

In addition, information concerning Jennifer K. Simpson, one of our Directors and our President and Chief Executive Officer, is provided under “—Information About Executive Officers”

Director Compensation—2015. The Compensation Committee reviews and recommends to the Board of Directors appropriate director compensation programs for service as directors, committee chair, and committee members. The following table summarizes the Board of Directors compensation framework until June 10, 2015:

Name	Chairperson Retainer(1)(3)	Member Retainer(1)	Fee per Meeting (in person)(2)	Fee per Meeting (via telephone)
Board of Directors	$—	$30,000	$1,000/$2,000	$500
Audit Committee	$16,000	$—	$1,500	$1,500
Compensation Committee	$12,000	$—	$1,000	$1,000
Nominating Committee	$12,000	$—	$1,000	$1,000

(1)	All cash retainers were paid on a quarterly basis.

(2)	The fee per meeting was $1,000 for all board members except the Board Chair who received a $2,000 fee per meeting.

(3)

After Dr. Stoll’s appointment as Executive Chairman in September 2014, we no longer paid a Board of Directors Chairperson retainer or meeting fees. In lieu of such payments, Dr. Stoll receives $10,000 per month for his services as Executive Chairman, as well as temporary housing assistance.

In addition, non-employee directors were each granted 20,000 shares of restricted stock and 30,000 stock options on June 10, 2015.  The stock options had an exercise price equal to the closing price per share of our common stock on June 10, 2015.

Effective June 10, 2015, the Compensation Committee recommended to the Board, and the Board approved, a revised framework for director compensation.  In lieu of per-meeting fees, non-employee directors of the Company are paid an annual retainer of $43,000 and certain additional annual retainers for chairing or serving as a member of the committees of the Board as follows:

Name	Annual Retainer
Chair of Audit Committee	$20,000
Member of Audit Committee	$8,000

Chair of Compensation and Stock Option Committee	$12,000
Member of Compensation and Stock Option Committee	$5,000

Chair of Nominating and Corporate Governance Committee	$8,000
Member of Nominating and Corporate Governance Committee	$4,000

Dr. Stoll continued to receive $10,000 per month for his services as Executive Chairman, in lieu of the retainers described above, until September 2015.  In connection with the determination to change Dr. Stoll’s designation from Executive Chairman to Chairman effective October 1, 2015, Dr. Stoll’s annual retainer fee as Director and Chairman of the Board was modified to $68,000 effective October 1, 2015.

Additionally, we reimburse all non-employee directors for their reasonable out-of-pocket travel expenses incurred in attending meetings of our Board of Directors or any committees of the Board.

The following table sets forth the compensation awarded to, earned by or paid to each non-employee director who served on our Board of Directors in 2015.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
Harold S. Koplewicz. M.D.	$49,500	$23,800	$23,912	—	$97,212
Dennis H. Langer, M.D., J.D.	$52,944	$23,800	$23,912	—	$100,656
Laura A. Philips, Ph.D., M.B.A.	$60,667	$23,800	$23,912	—	$108,379
William D. Rueckert	$63,167	$23,800	$23,912	—	$110,879
Roger G. Stoll, Ph.D.	$17,000	$23,800	$23,912	—	$64,712
Marco Taglietti, M.D.	$47,222	$23,800	$23,912	—	$94,934

(1)

The amounts included in the “Stock Awards” column represent the grant date fair value for each director’s restricted stock awards granted during the fiscal year ended December 31, 2015. Each director was granted 20,000 shares of restricted stock at $1.19, the closing price of Delcath’s common stock on June 10, 2015.

(2)

The amounts included in the “Option Awards” column represent the grant date fair value for each director’s stock option award granted during the fiscal year ended December 31, 2015, computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“FASB ASC”) Topic 718. Each director was granted 30,000 stock options at $1.19, the closing price of Delcath’s common stock on June 10, 2015.

(3)

The amounts included for Dr. Stoll include compensation prior to October 2015, when his designation was changed from Executive Chairman to Chairman. Compensation earned in connection with his position as Executive Chairman are described below under “—Executive Compensation.”

Information About Our Executive Officers. The following table provides information concerning the current executive officers of Delcath.

Name	Age	Office Currently Held
Jennifer K. Simpson, Ph.D.	47	President and Chief Executive Officer
Barbra C. Keck, M.B.A.	38	Senior Vice President, Finance, Principal Accounting Officer, Principal Financial Officer and Secretary
John Purpura	54	Executive Vice President, Regulatory Affairs and Quality Assurance

The following is a brief description of the business experience of the following officers:

Jennifer K. Simpson was appointed as a Director in October 2015.  Dr. Simpson joined Delcath as Executive Vice President, Global Marketing in March of 2012 and was promoted to Executive Vice President, Global Head of Business Operations in April 2013 and Interim Co-President and Co-Chief Executive Officer, Executive Vice President, Global Head of Business Operations in September 2013. In September 2014, Dr. Simpson was named Interim President and Chief Executive Officer and named President and Chief Executive Officer in October 2015.  From 2011 to 2012, Dr. Simpson served as the Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From 2009 to 2011, Dr. Simpson served as the Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson earned a Ph.D. in Epidemiology from the University of Pittsburgh, an M.S. in Nursing from the University of Rochester, and a B.S. in Nursing from the State University of New York at Buffalo.

Barbra C. Keck. joined Delcath as Controller in January 2009, was promoted to Vice President in October 2009 and to Senior Vice President in 2015. Prior to joining Delcath, she was an audit assistant with Deloitte & Touche, LLP from August 2008 to December 2008. From June 2006 to August 2008, Ms. Keck was the Assistant to the Vice President and Dean of Baruch College,

Zicklin School of Business, and from September 2005 to May 2006 she was the Donor Relations and Communications Manager for Young Audiences New York. From 2002 to 2005, Ms. Keck was the Manager, UD Arts Series at the University of Dayton, where she also served as the Manager, Arts and Cultural Events from 1999 to 2002. Between those positions, from 2002 to 2003, she was the Director of Teacher Programs at the Muse Machine. Ms. Keck served as the General Manager of Dayton Bach Society and the Manager of UD Arts Series from 1999 to 2002. She earned her M.B.A. in Accountancy from Baruch College and Bachelor of Music in Music Education from the University of Dayton.

John Purpura joined Delcath as Executive Vice President, Regulatory Affairs and Quality Assurance in November 2009. Prior to joining Delcath, he was with Bracco Diagnostics (formerly E-Z-EM, Inc.) as Vice President and then Executive Director of International Regulatory Affairs from 2007 to 2008 and Head of Regulatory Affairs for North America and Latin America from 2008 to 2009. Prior to E-Z-EM, Inc., Mr. Purpura had an 11-year career with Sanofi-Aventis, ultimately serving as Associate Vice President for Regulatory CMC from 2005 to 2007. From 1985 to 1995, he had various quality and regulatory management roles with Bolar Pharmaceuticals, Luitpold Pharmaceuticals and Eon Labs Manufacturing. He earned his M.S. in Management & Policy and B.S. degrees in Chemistry and Biology at the State University of New York at Stony Brook.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who are beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of Delcath’s equity securities. Based on a review of copies of reports furnished to Delcath or written representations that no reports were required, we believe that all reports were timely filed in 2015 except the company failed to file the appropriate documents for Roger G. Stoll in a timely manner for a Form 4 reporting the award of stock options that he received at the 2015 Annual Meeting.

Item 11. Executive Compensation.

Our Compensation Committee is responsible for formulating and establishing our overall compensation philosophy with respect to our executive officers. The Company believes that a strong executive management team comprised of talented individuals in key positions at the Company is critical to the development and growth of our business and to increasing stockholder value. Accordingly, a key objective of executive compensation is to attract and retain talented and experienced individuals, while motivating them to perform and make decisions consistent with the Company’s business objectives, goals and culture. We emphasize pay-for-performance by linking executive compensation to Company performance. For each executive, the amount of pay that is actually realized is primarily driven by the Company’s performance and each executive’s contribution to that performance.

Compensation Components. The three primary components of executive compensation are base salary, annual incentive cash awards and long-term equity incentive awards:

•

Base Salary. We pay our executive officers a base salary, which our Compensation Committee reviews and determines annually. Base salaries are used to compensate our executive officers for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their total compensation. Base salaries are set in part based on the executive’s unique skills, experience and expected contribution to the Company, as well as individual performance, including the impact of such performance on our business results, and the period of the executive’s performance. Decisions regarding base salary increases take into account the executive’s current base salary, third-party benchmark and survey data, and the salary compensation paid to executive officers within and outside the Company, as well as the Company’s overall performance and its success in achieving its operational and strategic goals and objectives, and the executive officer’s contribution to Company performance.

•

Annual Incentive Cash Awards. Annual incentive compensation is intended to establish a direct correlation between annual cash awards and the performance of the Company. The Company’s Annual Incentive Plan (“AIP”) is an annual incentive cash bonus plan designed to align the interests of participants with the interests of the Company and its stockholders. The AIP is designed to strengthen the link between a participant’s pay and his or her overall performance and the Company’s performance, focus participants on critical individual and corporate objectives, offer a competitive cash incentive, and encourage and reward performance and competencies critical to the Company’s success

•

Long-Term Incentive Compensation. In addition to using base salaries and annual incentive cash bonuses, which our Compensation Committee views as short-term compensation, a portion of our executive compensation is in the form of long-term equity compensation. Our Long-Term Incentive Plan (“LTIP”) is an annual equity-based incentive plan designed to align participants’ interests with those of the Company and its stockholders by rewarding participants for their contributions to the long-term success of the Company. The LTIP is designed to incentivize Company leaders to focus on the long-term performance of the Company, offer participants competitive, market-based long-term incentive award opportunities, and strengthen the link between a participant’s compensation and his or her overall performance and the Company’s overall performance. We believe the LTIP assists us in achieving an appropriate balance between our short- and long-term.

Base Salary. Ms. Simpson received a salary increase of $25,000 in connection with her appointment to the role of President and Chief Executive Officer. In addition, Ms. Keck received a salary increase of $25,000 in connection with her appointment to the role of Senior Vice President, Finance and Mr. Purpura received a salary increase of $25,000 to bring his salary more in line with competitive pay practices for this position.

The following table summarizes the amount of base salary and year-over-year increase for each of our named executive officers for 2014 and 2015.

Executive	Hire Date	2014 Base Salary	Percent Increase in 2015	2015 Base Salary
Jennifer K. Simpson, Ph.D.	3/23/2012	$348,000	22.7%	$427,000
Barbra C. Keck, M.B.A.	1/5/2009	$215,000	11.6%	$240,000
John Purpura, M.S.	11/16/2009	$245,568	10.2%	$270,569
Peter J. Graham, J.D. (1)	4/20/2010	$330,154	0.0%	$330,154

(1)	Mr. Graham’s employment ended on March 9, 2015.

Annual Incentive Plan. Under the AIP, annual incentive award opportunities are expressed as a percentage of a participant’s actual base salary for the performance year, beginning January 1. The following table sets forth, for each executive, the applicable percentage of base salary to which each executive could have been entitled:

	Total Incentive Bonus Opportunity		2015 Incentive Award Earned
Executive	% of Base Salary	Dollars ($)	% of Base Salary	Dollars ($)
Jennifer K. Simpson, Ph.D.	50%	$213,500	25.5%	$108,885
Barbra C. Keck, M.B.A.	35%	$84,000	17.9%	$42,840
John Purpura, M.S.	40%	$108,228	20.4%	$55,196
Peter J. Graham, J.D. (1)	40%	$132,062	3.8%	$12,548

(1)	Mr. Graham’s employment ended on March 9, 2015.

In connection with her appointment at President and Chief Executive Officer, Dr. Simpson’s target percentage was increased to 50%. In connection with her appointment as SVP, Finance, Ms. Keck’s target percentage was increased to 35%. If earned, AIP awards are generally paid on or before March 15 of the immediately following fiscal year. Typically under our annual incentive plan, actual awards range from 0% to a maximum of 100% of the total award opportunity. No AIP awards will be paid to a participant under the AIP if the participant is placed on a performance enhancement plan.

For 2015, AIP goals were based entirely on Company performance as noted in the table below to focus all the executives on the same critical challenges facing the Company.

Company performance in 2015 was measured based upon achievement of objectives in the following areas: (1) Clinical Trials; (2) Capital; and (3) Sales. The table below summarizes the corporate performance in 2015, the assigned weighting and the actual achievement for each area:

Performance Measure	Weighting	Summary of Target Goals	Actual Performance	Percentage Earned (as % of Target Goals)
Clinical Trials – P2	30%	• Enrollment of a total of 18 patients in P2 HCC/ICC program	• 9 patients enrolled.	17%

Clinical Trials – P3	30%	• Clearance by the FDA and treatment of the first patient within 60 days of clearance by the FDA	• The first patient was treated in February 2016.	100%

Cash Management	5%	• Achieve guidance of $5M - $6M per quarter for 2015.	• Actual operating cash spend of $3.2M - $4.5M per quarter exceeded our target goal.	100%

Capital	30%	• Raise sufficient funds to allow for development of key clinical programs and meet the administrative and capital needs of the Company for 2016.	• Actual cash balance was $12.6 million at December 31, 2015.	17%

Sales	5%	• Achieve sales for 2015 of at least $1.3 million	• Actual sales were $1.7 million for 2015.	120%

Total Percentage Earned (as a % of Target Goals)				51%

Long Term Incentive Plan. Grants under the LTIP are typically comprised of a mix of restricted stock and stock option awards granted in the first quarter of each year with the number of shares subject to the awards designed to deliver a competitive value targeted at the 50th percentile of the executive compensation comparison group. These guidelines are reviewed periodically based on prevailing compensation comparison group levels, however, and the Compensation Committee then uses these guidelines to determine long-term equity incentive awards for our named executive officers based upon a holistic assessment of Company and individual performance for the prior year and its view of the appropriate incentives to best help achieve the Company’s business objectives.

The table below summarizes our 2015 long-term equity awards to our named executive officers:

	2015
Executive	Stock Option Awards(1)	Restricted Stock Awards(2)	Total Award Value(3)
Jennifer K. Simpson, Ph.D.	95,125	201,375	$300,365
Roger G. Stoll, Ph.D.(4)(5)	42,500	57,500	$89,798
Barbra C. Keck, M.B.A.	34,625	73,125	$109,124
John Purpura, M.S.	47,500	100,500	$149,920

(1)

Option awards granted on June 10, 2015 were granted under the 2009 Plan pursuant to a stock option grant letter. Except for a portion of Dr. Stoll’s options detailed in (4), the options vest ratably over three years and expire June 10, 2025.

(2)

Restricted stock awards granted on June 10, 2015 were granted under the 2009 Plan pursuant to a restricted stock agreement. Except for a portion of Dr. Stoll’s restricted stock detailed in (5), the stock awards vest ratably over three years.

(3)

Reflects the ASC Topic 718 Black-Scholes value of stock options plus the fair market value of restricted stock based upon grant/exercise price of $1.19, the closing price of Delcath’s common stock on June 10, 2015.

(4)

Dr. Stoll received two separate stock option award grants on June 10, 2015. Both awards were granted under the 2009 Plan pursuant to stock option grant letter. The first award is consistent with option awards granted to employees and is for 12,500 options which vest ratably over three years and expire on June 10, 2025. The second award is consistent with option awards granted to board members and is for 30,000 options which vest at the earlier of (i) June 10, 2016 or (ii) the date of the Company’s next Annual Meeting of Stockholders.

(5)

Dr. Stoll received two separate restricted stock award grants on June 10, 2015. Both awards were granted under the 2009 Plan pursuant to restricted stock agreement. The first award is consistent with restricted stock awards granted to employees and is for 37,500 restricted shares which vest ratably over three years. The second award is consistent with restricted stock awards granted to board members and is for 20,000 restricted shares which vest at the earlier of (i) June 10, 2016 or (ii) the date of the Company’s next Annual Meeting of Stockholders.

Employment Agreements, Executive Security Agreements and Confidentiality and Restrictive Covenant Agreements.

Executive Security Agreements. In early 2014, Dr. Simpson, Ms. Keck and Mr. Purpura each executed an Executive Security Agreement with the Company. Each executive is employed “at will,” provided that, pursuant to the Executive Security Agreements, if the executive’s employment is terminated without “cause,” or the executive resigns for “good reason” (as defined in the Executive Security Agreements), the Company is obligated  to pay the executive (i) annual base salary for twelve months, (ii) 100% of the COBRA premiums necessary to continue the executive’s health and/or dental benefits for a period of twelve months, and (iii) a pro-rated annual incentive bonus award which was earned but not yet paid prior to the date of termination.  Each executive is obligated to execute a general release in favor of the Company to obtain these benefits. If the executive is terminated in connection with a Change in Control, the payment of annual base salary will be made in a lump sum. The Executive Security Agreement supersedes any and all prior agreements and policies relating to severance or termination pay or benefits payable upon the termination of employment, including termination pay described in any employment agreement, offer letter or otherwise.

Employee Confidentiality and Restrictive Covenant Agreements. Dr. Simpson, Ms. Keck and Mr. Purpura each entered into an Employee Confidentiality and Restrictive Covenant Agreement with the Company. That agreement requires each executive to assign any of the executive’s inventions to the Company and protect the Company’s confidential information, and to return any Company property after the end of his employment. In addition, for a period of one year following the end of the executive’s employment with the Company, the agreement restricts the executive from competing with the Company and from soliciting the Company’s customers or employees.

Summary Compensation Table.

The following table sets forth the total compensation awarded to, earned by or paid to: (i) each person who served as a principal executive officer during 2015, (ii) each person who served as a principal financial officer during 2015, (iii) our one other most highly-compensated executive officer who was serving as an executive officer on December 31, 2015, and (iv) two additional persons for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of 2015. We refer to these individuals as our “named executive officers.”

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jennifer K. Simpson, Ph.D.	2015	427,000	108,885	239,636	60,729	—	—	836,251
President and Chief Executive Officer(1)	2014	330,000	71,255	—	—	—	72,000	473,255

Roger G. Stoll, Ph.D.	2015	90,000	—	68,425	31,892	—	101,714	292,031
Chairman(2)	2014	40,000	—	—	129,404	—	22,177	191,581

Barbra C. Keck, M.B.A.(4)	2015	240,000	42,840	87,019	22,105	—	—	391,964
Senior Vice President, Finance, Principal Accounting Officer, Principal Financial Officer and Secretary	2014	207,645	25,406	—	—	—	—	233,051

John Purpura, M.S.	2015	270,569	55,196	119,595	30,325	—	—	475,685
Executive Vice President Regulatory Affairs, Quality Assurance	2014	245,568	38,691	—	—	—	—	284,259

Peter J. Graham, J.D.	2015	88,676	12,548	—	—	—	356,129	457,353
Former Executive Vice President, General Counsel, Chief Compliance Officer and Global Human Resources(3)	2014	330,154	52,018	—	—	—	—	382,172

(1)

The amount included in the “All Other Compensation” column reflects Dr. Simpson’s stipend for her services as Interim Co-President and Co-Chief Executive Officer, which began on September 13, 2013 of $6,000 per month. Dr. Simpson became our sole Interim President and Chief Executive Officer in September 2014 at which point her stipend became part of her base salary. Dr. Simpson was appointed our President and Chief Executive Officer in May 2015.

(2)

Dr. Stoll assumed the role of Executive Chairman of the Board of Directors effective September 2014.The amount included in the “All Other Compensation” column for 2014 and 2015 reflects Dr. Stoll’s temporary housing assistance. Dr. Stoll was named Chairman of the Board in October 2015.

(3)	Mr. Graham’s employment ended on March 9, 2015. The amount disclosed in the “All Other Compensation” column reflects severance payments for Mr. Graham.

(4)

Represents the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions underlying such computation are set forth in footnote 10 to the financial statements included with our Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table—2015.

The following table sets forth information relating to unexercised options and unvested restricted shares held by the named executive officers as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jennifer K. Simpson, Ph.D.	3,750	—	50.72	3/23/2022	—	—
	1,667	833	34.08	3/11/2023	—	—
	11,624	—	4.80	11/14/2023	—	—
	—	95,125	1.19	6/10/2025	201,375	100,688

Roger G. Stoll, Ph.D.	4,687	—	197.44	5/5/2020	—	—
	75,000	—	2.42	9/11/2024	—	—
	—	42,500	1.19	6/10/2025	57,500	28,750

Barbra C. Keck, M.B.A.	4,687	—	87.36	10/12/2019	—	—
	625	—	102.72	3/10/2021	—	—
	875	—	73.60	2/28/2022	—	—
	584	291	34.08	3/11/2023	—	—
	6,217	—	4.80	11/14/2023	—	—
	—	34,625	1.19	6/10/2025	73,125	36,563

John Purpura, M.S.	9,375	—	68.16	11/16/2019	—	—
	1,750	—	102.72	3/10/2021	—	—
	2,500	—	73.60	2/28/2022	—	—
	1,667	833	34.08	3/11/2023	—	—
	7,101	—	4.80	11/14/2023	—	—
	—	47,500	1.19	6/10/2025	100,500	50,250

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information regarding the beneficial ownership of our common stock as of March 18, 2016, held by: (i) each of our directors; (ii) each of our named executive officers in the Summary Compensation Table; (iii) all of our directors and executive officers as a group; and (iv) each person or group known by us to own beneficially more than 5% of the outstanding common stock. Except as indicated in the footnotes below, the address of the persons or groups named below is c/o Delcath Systems, Inc., 1301 Avenue of the Americas, 43FL, New York, New York 10019.

	Shares Beneficially Owned(1)
	Number	Percent
Name of Beneficial Owner:
Named Executive Officers and Directors:
Jennifer K. Simpson, Ph.D.(2)	220,170	*
John Purpura, M.S.(3)	125,038	*
Barbra C. Keck, M.B.A.(4)	86,766	*
Harold S. Koplewicz, M.D.	45,052	*
Laura A. Philips, Ph.D., M.B.A.(5)	205,299	*
Roger G. Stoll, Ph.D.(6)	174,145	*
Dennis H. Langer, M.D., J.D.(7)	30,000	*
William D. Rueckert(8)	50,000	*
Marco Taglietti, M.D.(9)	230,000	*
Peter J. Graham, J.D. (10)	937	*
All directors and executive officers as a group (10 people)(11):	1,167,407	4.8%

*	Less than 1%

(1)

Except as indicated in these footnotes: (i) the persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned; (ii) the number of shares beneficially owned by each person as of March 18, 2016, includes any vested and unvested shares of restricted stock and any shares of common stock that such person or group has the right to acquire within 60 days of March 18, 2016, upon the exercise of stock options; and (iii) for each person or group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 24,043,491 shares of common stock outstanding on March 18, 2016, plus the number of shares of common stock that such person or group has the right to acquire within 60 days of March 18, 2016.

(2)	Includes 17,874 shares of common stock, which Dr. Simpson has the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.

(3)	Includes 23,226 shares of common stock, which Mr. Purpura has the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.

(4)	Includes 13,279 shares of common stock, which Ms. Keck has the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.

(5)

Includes 750 shares of common stock owned of record by Dr. Philips’ spouse, with respect to which Dr. Philips disclaims beneficial ownership, and 21,896 shares of common stock jointly owned by Dr. Philips and her spouse.

(6)	Includes 79,687 shares of common stock, which Dr. Stoll has the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.

(7)	Includes 10,000 shares of common stock, which Dr. Langer has the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.
(8)	Includes 10,000 shares of common stock, which Mr. Rueckert has the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.
(9)	Includes 10,000 shares of common stock, which Dr. Taglietti has the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.

(10)	As of March 9, 2015, Mr. Graham is no longer employed by us.

(11)	Includes 164,066 shares of common stock, which certain directors and executive officers have the right to acquire upon exercise of outstanding options exercisable within 60 days of March 18, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons. We have adopted a written policy for the review and approval or ratification of transactions between Delcath and Related Parties. Under the policy, our Nominating Committee will review the material facts of proposed transactions involving Delcath in which a Related Party will have a direct or indirect material interest. The Nominating Committee will either approve or disapprove Delcath’s entry into the transaction or, if advance approval is not feasible, will consider whether to ratify the transaction. The Nominating Committee may establish guidelines for ongoing transactions with a Related Party, and will review such transactions at least annually. If the aggregate amount of the transaction is expected to be less than $200,000, such approval or ratification may be made by the Chair of the Committee. In determining whether to approve or ratify a transaction with a Related Party, the Nominating Committee (or Chair) will consider, among other factors, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party and the extent of the Related Party’s interest in the transaction.

Certain transactions are deemed pre-approved under the policy, including compensation of executive officers and directors (except that employment of an immediate family member of an executive officer requires specific approval), and transactions with a company at which the Related Party’s only relationship is as a non-officer employee, director, or less than 10% owner if the aggregate amount involved does not exceed 2% of the company’s total annual revenues (or, in the case of charitable contributions by Delcath, 2% of the charity’s total annual receipts). Pre-approval is not required if the amount involved in the transaction is not expected to exceed $120,000 in any calendar year.

For purposes of the policy, a Related Party is generally anyone who since the beginning of the last full fiscal year is or was an executive officer, director or director nominee, owner of more than 5% of the common stock, or immediate family member of any of such persons.

No related person transactions occurred during 2015.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed by Grant Thornton LLP and EY LLP for services rendered as our independent registered public accounting firm during the fiscal years ended December 31, 2015 and 2014, respectively:

	Fiscal Year(1)
	2015	2014
Audit Fees	$305,835	$471,313
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$305,835	$471,313

(1)

EY LLP audited Delcath’s annual financial statements for the fiscal year ended December 31, 2014 and Grant Thornton LLP audited Delcath’s financial statements for the fiscal year ended December 31, 2015.

Audit Fees. These are fees for services rendered in connection with the audit of the annual financial statements included in our annual reports on Forms 10-K; the review of the financial statements included in our Quarterly Reports on Forms 10-Q; the audit of our internal control over financial reporting; and for services that are normally provided by an independent auditor in connection with statutory and regulatory filings or engagements.

Pre-approval Policies: Audit and Non-Audit Services. The Audit Committee pre-approves all audit services and the terms of such services and permissible non-audit services provided by Delcath’s independent registered public accounting firm, prior to its engagement for the provision of such services. The Chair of the Audit Committee has been delegated the authority by the committee to pre-approve interim services by Delcath’s independent registered public accounting firm; provided the Chair reports all such pre-approvals to the entire Audit Committee at the next Committee meeting. There were no non-audit services provided to Delcath by our independent registered public accounting firms for 2014 and 2015 that required review by the Audit Committee.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:  The following Consolidated Financial Statements and Supplementary Data of Delcath and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

2. Exhibits :  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELCATH SYSTEMS, INC.

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jennifer K. Simpson	President and Chief Executive Officer	March 18, 2016
Jennifer K. Simpson	(Principal Executive Officer)

/s/Barbra C. Keck	SVP, Finance	March 18, 2016
Barbra C. Keck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	March 18, 2016
Roger G. Stoll, Ph.D.

/s/ Harold S. Koplewicz, M.D.	Director	March 18, 2016
Harold S. Koplewicz, M.D.

/s/ Dennis Langer	Director	March 18, 2016
Dennis Langer

/s/ Laura Philips	Director	March 18, 2016
Laura Philips, Ph.D.

/s/ William Rueckert	Director	March 18, 2016
William Rueckert

/s/ Marco Taglietti	Director	March 18, 2016
Marco Taglietti

Exhibit Index

Exhibit No.		Description

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

4.2

Form of Warrant to Purchase Shares of Common Stock dated October 28, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2013 (Commission File No,.001-16133)).

4.3

Form of Warrant to Purchase Shares of Common Stock dated February 17, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 17, 2015 (Commission File No. 001-16133)).

4.4		Form of Series A Warrant to Purchase Shares of Common Stock dated July 21, 2015 (incorporated by reference to Exhibit 1.2 to the Company’s Amendment No. 1 to Form S-1 filed July 7, 2015)

4.5		Form of Series B Warrant to Purchase Shares of Common Stock dated July 21, 2015 (incorporated by reference to Exhibit 1.3 to the Company’s Amendment No. 3 to Form S-1filed July 15, 2015)

10.1	*	2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated April 30, 2009 (Commission File No. 001-16133)).

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

10.4

Research and Distribution Agreement between CHIFU Trading Co Ltd and the Company dated as of February 9, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 (Commission File No. 001-161233)).

10.5

Amended and Restated Supply Agreement between B. Braun Medical Inc and the Company dated as of May 4, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-16133)).

10.6

Lease Modification, Extension and Additional Space Agreement between SLG 810 Seventh Lessee LLC and the Company dated as of September 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2010 (Commission File No. 001-16133)).

10.7	†	License, Supply and Contract Manufacturing Agreement between Synerx Pharma, LLC and Bioniche Teoranta and the Company dated as of October 13, 2010.

10.8	*

Form of Restricted Stock Agreement under the Company's 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.9

Form of Restricted Stock Agreement (Non-Employee Directors) under the Company's 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

Exhibit No.		Description

10.10

Form of Restricted Stock Agreement (Consultants) under the Company's 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.11	*

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

10.15

Lease Agreement, dated August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 001-16133)).

10.16

Loan and Security Agreement dated April 20, 2012 between Silicon Valley Bank and Delcath Systems, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012

10.17

First Amendment to Research and Distribution Agreement between Delcath Systems, Inc. and CHI-FU Trading Co., Ltd., dated January 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 30, 2013 (Commission File No. 001-16133))

10.18

Sublease between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2014 (Commission File No. 001-16133))

10.19

Sublease Agreement between Delcath Systems, Inc. and ICV Partners, LLC dated August 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2014 (Commission File No. 001-16133))

10.20

License Agreement between Delcath Systems, Inc. and Dresdner Kleinwort Group Holdings, LLC dated September 23, 2014   (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 30, 2014 (Commission File No. 001-16133))

23.1	**	Consent of Grant Thornton LLP

23.2	**	Consent of EY LLP

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of SVP, Finance Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.		Description

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

†

Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.