Form 10-Q
period 2016-03-31
DELCATH SYSTEMS, INC.
filed 2016-05-04
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2016, 24,118,491 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,545	$12,607
Accounts receivables, net	197	277
Inventories	835	757
Prepaid expenses and other current assets	880	960
Total current assets	11,457	14,601
Property, plant and equipment, net	1,070	1,132
Total assets	$12,527	$15,733

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$128	$284
Accrued expenses	1,723	2,243
Warrant liability	2,051	3,785
Total current liabilities	3,902	6,312
Other non-current liabilities	767	820
Total liabilities	4,669	7,132

Commitments and Contingencies

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $.01 par value; 170,000,000 shares authorized; 24,696,248 and 22,341,574 shares issued and 24,118,491 and 21,763,817 shares outstanding at March 31, 2016 and December 31, 2015, respectively	247	223
Additional paid-in capital	270,692	269,654
Accumulated deficit	(263,030)	(261,217)
Treasury stock, at cost; 1,757 shares at March 31, 2016 and December 31, 2015, respectively	(51)	(51)
Accumulated other comprehensive income	—	(8)
Total stockholders' equity	7,858	8,601
Total liabilities and stockholders' equity	$12,527	$15,733

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Revenue	$370	$444
Cost of goods sold	(111)	(133)
Gross profit	259	311

Operating expenses:
Selling, general and administrative	2,377	3,040
Research and development	1,344	979
Total operating expenses	3,721	4,019
Operating loss	(3,462)	(3,708)
Change in fair value of the warrant liability, net	1,672	209
Other income (expense)	(23)	11
Net loss	$(1,813)	$(3,488)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(14)
Comprehensive loss	$(1,805)	$(3,502)

Common share data:
Basic and diluted loss per common share	$(0.08)	$(0.32)

Weighted average number of basic and diluted common shares outstanding	23,288,697	10,857,142

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,813)	$(3,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	95	102
Restricted stock compensation expense	138	22
Depreciation expense	87	196
Warrant liability fair value adjustment	(1,672)	(209)
Non-cash interest income	(2)	(1)
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	86	(14)
Decrease (increase) in accounts receivable	84	(156)
(Increase) decrease in inventories	(71)	65
Decrease in accounts payable and accrued expenses	(696)	(877)
Decrease in other non-current liabilities	(53)	(54)
Net cash used in operating activities	(3,817)	(4,414)

Cash flows from investing activities:
Purchase of property, plant and equipment	(15)	(45)
Proceeds from sales of property, plant and equipment	—	—
Net cash used in investing activities	(15)	(45)

Cash flows from financing activities:
Net proceeds from sale of stock and exercise of warrants	767	2,479
Net cash provided by financing activities	767	2,479
Foreign currency effects on cash and cash equivalents	3	(27)
Net decrease in cash and cash equivalents	(3,062)	(2,007)

Cash and cash equivalents:
Beginning of period	12,607	20,469
End of period	$9,545	$18,462

Supplemental non-cash activities:
Fair value of warrants issued	$183	$820
Fair value of warrants exercised	$245	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2016 and 2015 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

Description of Business

Delcath Systems, Inc. is a late-stage clinical development company with early commercial activity in Europe focused on cancers of the liver.  We are a specialty pharmaceutical and medical device company developing of our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS). In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT).

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

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated deficit of $263.0 million at March 31, 2016. As shown in the accompanying financial statements during the three months ended March 31, 2016, the Company incurred net losses of $1.8 million and used $3.8 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2016 and 2015; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2015. There were no newly adopted policies or significant change in existing policies that occurred during the quarter ended March 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities to report a right-to-use asset and liability for the obligation to make payments for all leases with the exception of those leases with a term of twelve months or less. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2016-09 on its consolidated financial statements.

(2)	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Raw materials	$353	$360
Work-in-process	326	251
Finished goods	156	146
Total inventory	$835	$757

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Insurance premiums	$441	$625
Kits for clinical use	238	162
Other[1]	201	173
Total prepaid expenses and other current assets	$880	$960

[1] Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% at March 31, 2016 and December 31, 2015.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Buildings and land	$556	$556
Enterprise hardware and software	1,522	1,520
Leaseholds	1,326	1,305
Equipment	910	902
Furniture	356	355
Property, plant and equipment, gross	4,670	4,638
Accumulated depreciation	(3,600)	(3,506)
Property, plant and equipment, net	$1,070	$1,132

Depreciation expense for the three months ended March 31, 2016 was approximately $0.1 million, as compared to approximately $0.2 million for the same period in 2015.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Compensation, excluding taxes	$395	$692
Professional fees	372	481
Short-term portion of lease restructuring	218	220
Clinical trial expenses	230	219
Other[1]	508	631
Total accrued expenses	$1,723	$2,243

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at March 31, 2016 and December 31, 2015.

(6)	Restructuring Expenses

Beginning in 2013, the Company implemented several workforce restructurings to reduce operating costs, better focus its organizational structure, increase efficiency and concentrate financial resources on its clinical development program and European commercialization activity. This resulted in a total reduction in the Company’s workforce by 59 employees. As a result of termination benefits provided to these employees the Company has incurred a total restructuring charge of approximately $5.5 million for employee related expenses. At March 31, 2016, there was no reserve on the condensed consolidated balance sheets related to the workforce restructurings as all termination benefits have been paid.

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of March 31, 2016, the total remaining lease restructuring liability for its leased office space was approximately $1.0 million, of which approximately $0.2 million and $0.8 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of March 31, 2016:

(in thousands)	Employee Costs	Lease Liability	Total Restructuring Liability
Reserve balance at December 31, 2015	$71	$1,039	1,110
Charges	—	—	—
Payments/Utilizations	(71)	(54)	(125)
Reserve balance at March 31, 2016	$—	$985	985

(7)	Stockholders’ Equity

Stock Issuances

 At-the-Market (“ATM”) Programs

In March 2013, the Company entered into an agreement with Cowen and Company LLC (“Cowen”) to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the year ended December 31, 2013, the Company sold approximately 1.0 million shares of its common stock under this ATM program for proceeds of approximately $5.0 million, with net cash proceeds after related expenses of approximately $4.8 million. During the year ended December 31, 2014 the Company sold an additional 1.0 million shares of its common stock under this ATM program for proceeds of approximately $4.8 million, with net cash proceeds after related expenses of approximately $4.7 million. During the three months ended March 31, 2016, the Company sold an additional 50,000 shares for net proceeds of approximately $17,500. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of March 31, 2016, the Company has approximately $39.9 million remaining under the program subject to market conditions and certain limitations.

Warrants

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At March 31, 2016, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At March 31, 2016, the February 2015 Warrants were exercisable at $0.355 per share with approximately 1.1 million warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 9.4 million Units consisting of 9.4 million shares of its common stock, Series A Warrants to purchase up to 7.0 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 9.4 million common shares (“July 2015 Series B Warrants”) and 7.0 million July 2015 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. During the three months ended March 31, 2016, 2.2 million July 2015 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 7.1 million July 2015 Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the July 2015 Series B Warrant exercises, an additional 1.7 million Series A Warrants were issued. At March 31, 2016, the July 2015 Series A Warrants were exercisable at $0.355 with approximately 8.7 million warrants outstanding. The July 2015 Series A Warrants have a five-year term.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 187,500, and 1,506,250 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In June 2015, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 1,100,000 shares, from 406,250 to 1,506,250 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of March 31, 2016 there were 114,121 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three months ended March 31, 2016 and 2015, the Company recognized compensation expense of approximately $0.1 million relating to stock options granted to employees. There were no stock options awards granted during the three months ended March 31, 2016 or 2015.

For the three months ended March 31, 2016, the Company recognized compensation expense of approximately $0.1 million related to restricted stock granted to employees.  For the same period in 2015, the Company recognized compensation expense of approximately $0.02 million. There were 75,000 shares of restricted stock granted during the three months ended March 31, 2016. There were no restricted stock awards granted for the same period in 2015.

(8)	Fair Value Measurements

Derivative Warrant Liability

As disclosed in Note 7 Stockholders’ Equity of these condensed consolidated financial statements, the Company allocated part of the proceeds of public offerings in 2013 and 2015 of the Company’s common stock to warrants (“the Warrants”) issued in connection with those transactions. The valuation of the warrants was determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain price adjustment provisions and the holders ability to exercise the warrants at any time before the expiration date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The riskless rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

For the three months ended March 31, 2016, the Company recorded pre-tax derivative warrant income of $1.7 million. The resulting derivative warrant liabilities totaled $2.1 million at March 31, 2016.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2016 was determined by using option pricing models with the following assumptions:

	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	93.81%	94.20%	92.70%
Risk-free interest rates	1.04%	0.96%	0.80%
Expected life (in years)	4.3	3.9	2.5

Money Market Funds

The Company has determined that the inputs associated with the fair value determination of its money market funds are based on quoted prices (unadjusted) and, as a result, the investments have been classified within Level 1 of the fair value hierarchy.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2016
Assets
Money market funds (included in Cash and cash equivalents)	$1,943	$—	$—	$1,943
Liabilities
Derivative instrument liabilities	$—	$—	$2,051	$2,051

For the periods ended March 31, 2016 and 2015, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the three months ended March 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2015	$3,785
Total change in the liability included in earnings	(1,672)
Fair value of warrants issued	183
Fair value of warrants exercised	(245)
Balance at March 31, 2016	$2,051

(9)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2016 and 2015 because their effects would be anti-dilutive:

	March 31,
	2016	2015
Stock options	752,379	274,229
Unvested restricted shares	576,000	28,934
Warrants	10,381,952	1,957,157
Total	11,710,331	2,260,320

(10)	Taxes

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 included in the Company’s 2015 Annual Report on Form 10-K to provide an understanding of its results of operations, financial condition and cash flows.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2016 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending March 31, 2016 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2015  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this report as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s 2015 Annual Report on Form 10-K.

Company Overview

Delcath Systems, Inc. is a late-stage clinical development company with early commercial activity in Europe focused on cancers of the liver.  We are a specialty pharmaceutical and medical device company developing of our proprietary product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS). In Europe, our proprietary system to deliver and filter melphalan hydrochloride is marketed as a device under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT).

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

Cancers in the Liver – A Significant Unmet Need

Cancers of the liver remain a major unmet medical need globally.  According to GLOBOCAN and American Cancer Society (ACS) Facts & Figures 2008, approximately 1.2 million patients globally are diagnosed each year with primary liver cancer or cancer that has metastasized to the liver. According to the American Cancer Society’s (ACS) Cancer Facts & Figures 2015 report, cancer is the second leading cause of death in the United States, with an estimated 589,430 deaths and 1,658,290 new cases diagnosed in 2015. Cancer is one of the leading causes of death worldwide, accounting for approximately 8.2 million deaths and 14.1 million new cases in 2012 according to GLOBOCAN. The financial burden of cancer is enormous for patients, their families and society. The National Institutes of Health (NIH) projects that medical expenditures will reach $158 billion by 2020, a 27% increase over 2010 levels.  The liver is often the life-limiting organ for cancer patients and one of the leading causes of cancer death. Patient prognosis is generally poor once cancer has spread to the liver.

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

Hepatocellular Carcinoma (HCC) and Intrahepatic Cholangiocarcinoma (ICC)

Hepatobiliary cancers---including HCC and ICC---are among the most prevalent and lethal forms of cancer. According to GLOBOCAN and the ACS, an estimated 76,000 new cases of primary liver cancers are diagnosed in the U.S. and Europe annually. Approximately 90% of these patients are diagnosed with HCC. Excluding patients who are eligible for surgical resection or certain focal treatments, we estimate that approximately 15,000 patients with HCC in the U.S. and Europe may be eligible for treatment with Melphalan/HDS. We estimate that an additional 6,500 patients diagnosed with ICC may also be eligible for treatment with Melphalan/HDS. According to the ACS, the overall five-year survival rate for liver cancer patients in the U.S is approximately 17%, compared to 68% for all cancers diagnosed in 2004-2010. Globally, with 782,000 new cases in 2012, HCC was the fifth most common cancer in men and the ninth in women according to GLOBOCAN. GLOBOCAN estimates indicate that HCC was responsible for 746,000 deaths in 2012 (9.1% of the total cancer deaths), making it the second most common cause of death from cancer worldwide.

The prognosis for primary liver cancer is very poor, as indicated by an overall ratio of mortality to incidence of 0.95.  The American Cancer Society’s Cancer Facts & Figures 2015 outlines the treatment options for HCC as follows: “Early stage liver cancer can sometimes be treated successfully with surgery to remove part of the liver (partial hepatectomy); however, only a limited number of patients have sufficient healthy liver tissue for this to be an option. Liver transplantation may be an option for individuals with small tumors who are not candidates for partial hepatectomy. Other treatment options include ablation (tumor destruction) or embolization (blocking blood flow to the tumor). Fewer treatment options exist for patients diagnosed at an advanced stage. Sorafenib (Nexavar®) is a targeted drug approved for the treatment of HCC in patients who are not candidates for surgery and do not have severe cirrhosis.”

ICC is the second most common primary liver tumor and accounts for 3% of all gastrointestinal cancers and 15% of HCC cases diagnosed in the U.S. and Europe annually.  Outside of resection, which is the only cure for ICC, there is currently no standard of care (SOC). Base on third party research we believe that 90% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain focal interventions. We estimate that approximately 6,500 ICC patients in the U.S. and Europe annual could be candidates for treatment with Melphalan/HDS, which we believe represents a significant market opportunity. We intend to pursue an orphan drug designation from the FDA for Melphalan/HDS for the treatment of patients with ICC.

About CHEMOSAT/Melphalan/HDS

CHEMOSAT/Melphalan/HDS administers concentrated regional chemotherapy to the liver. This “whole organ” therapy is performed by isolating the circulatory system of the liver, infusing the liver with chemotherapeutic agent, and then filtering the blood prior to returning it to the patient. During the procedure, known as percutaneous hepatic perfusion (PHP® procedure), three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by our proprietary filters. The filters absorb chemotherapeutic agent in the blood, thereby reducing systemic exposure to the drug and related toxic side effects, before the filtered blood is returned to the patient’s circulatory system.

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

Integrated Safety Profile from Prior Phase 3 and Phase 2 Trials

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

FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the FOCUS Trial)

In January 2016, we initiated a new pivotal Phase 3 overall survival (OS) clinical trial in hepatic dominant ocular melanoma. Called the FOCUS Trial, this new global Phase 3 trial will evaluate the safety, efficacy and pharmacokinetic profile of Melphalan/HDS versus best alternative care in 240 patients with hepatic dominant OM. The primary endpoint is a comparison of overall survival between the two study arms. Secondary and exploratory endpoints include progression-free survival, overall response rate and Quality of Life (QoL) measures. In the FOCUS trial's treatment phase, patients randomized to the Melphalan/HDS arm will receive up to six treatments at intervals of six to eight weeks for up to 12 months. Tumor response will be assessed in both study arms every 12 weeks until evidence of hepatic disease progression. For patients progressing to the follow-up phase, disease assessment scans will continue every 12 weeks for up to two years.

The FOCUS Trial will be conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Fla. has been activated as a participating center and Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, is serving as the trial's principal investigator. John Wayne Cancer Institute in Los Angeles, California; Duke Cancer Institute in Durham, North Carolina; MD Anderson Cancer Center in Houston, Texas; and the University of Maryland’s Greenbaum Cancer Center in Baltimore, Maryland were activated as participating centers in April 2016, and we plan to announce the activation of additional centers throughout 2016.  We intend to include approximately 30 leading cancer centers in the United States and Europe in the FOCUS Trial.

The FOCUS Trial is being conducted under a Special Protocol Assessment (SPA) we concluded with the U.S. Food and Drug Administration (FDA) in January 2016.  The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the submission for regulatory approval of Melphalan/HDS. The agreement also represents the satisfactory resolution of a substantial number of the FDA's issues in the Complete Response Letter (CRL) issued in September 2013. These issues were related to safety of a previous generation of the Melphalan/HDS device and procedure. Delcath completed the work necessary to satisfy these requirements prior to submitting its request for the SPA agreement.

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

Market Access & Commercial Clinical Adoption

European Region

Our immediate market access and clinical adoptions efforts continue to be focused on the key target markets of Germany and the United Kingdom, which represent a majority of the total potential liver cancer market (primary and metastatic) in the European region and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  We also continue to support clinical adoption of CHEMOSAT in the Netherlands, Spain, France and Italy.  In March 2016 we announced expansion into Turkey with the activation of the Hacettepe University Clinic in Ankara, Turkey. Hacettepe University Clinic represents the first CHEMOSAT commercial location to be activated outside of the European Union, and we believe the center can serve as an important hub for CHEMOSAT treatment to patients in Turkey and throughout the region. We employ a combination of direct and indirect sales channels to market and sell CHEMOSAT in these markets.  Our European Headquarters is in Galway, Ireland.

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

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a national Zusatzentgeld (ZE) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group (DRG) code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created.  With ZE reimbursement established, hospitals in Germany began to negotiate with insurers to obtain reimbursement rates for CHEMOSAT procedures in February 2016. With the establishment of a ZE code for CHEMOSAT, the procedure is now permanently represented in the DRG catalog in Germany. This decision represents the first national reimbursement mechanism for CHEMOSAT procedures in Europe.

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

Other European Markets

Permanent reimbursement coverage in other markets in the European region will require additional time to secure. We believe that national reimbursement in Germany and publication of our prior Phase 3 trial results will provide support for reimbursement in additional markets such France, Spain and the Netherlands. In the interim period, we are seeking payment through various avenues, including new technology programs.

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

Complete Response Letter

On September 12, 2013, the FDA issued a complete response letter (CRL) regarding our NDA for Melblez Kit. The FDA issues a CRL after the review of a file has been completed and questions remain that preclude approval of the NDA in its current form. The FDA comments included, but were not limited to, a statement that Delcath must perform another "well-controlled randomized trial(s) to establish the safety and efficacy of Melblez Kit using overall survival as the primary efficacy outcome measure," and which "demonstrates that the clinical benefits of Melblez Kit outweigh its risks." The FDA also requires that the additional clinical trial(s) be conducted using the product the Company intends to market. Since receiving the 2013 CRL, we have worked to resolve certain clinical, clinical pharmacology, Human Factors and product quality components of the CRL.  The 2016 SPA agreement with the FDA represents the satisfactory resolution of a substantial number of these requirements.

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

Board of Directors Transition

In April 2016, Laura A. Philips, Ph. D., M.B.A and Dennis H. Langer, M.D., J.D. resigned from our Board of Directors; the resignations were effective as of April 3 and April 4, 2016, respectively.  The decisions of Drs. Philips and Langer to resign are not the result of any disagreement with the Company on any matter relating to its operations, policies or practices. On April 6, 2016, the Board determined to reduce the size of the Board from seven directors to six directors and the Nominating and Governance Committee of the Board commenced a process to identify one new director as promptly as practicable.

Results of Operations for the three months ended March 31, 2016; Comparisons of Results of Operations for the three months ended March 31, 2015

Three months ended March 31, 2016 and March 31, 2015

Revenue

The Company recorded approximately $0.4 million in revenue related to product sales during the three months ended March 31, 2016. The Company recorded approximately $0.4 million in revenue during the same period of 2015.

Cost of Goods Sold

During both the three months ended March 31, 2016 and 2015, the Company recorded cost of goods sold of approximately $0.1 million. The Company continues to expect a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the three month periods ended March 31, 2016 and 2015, selling, general and administrative expenses were $2.4 million and $3.0 million, respectively. The $0.6 million improvement is primarily attributable to a reduction in severance accruals related to the ongoing workforce restructurings as discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Research and Development Expenses

For the three month periods ended March 31, 2016 and 2015, research and development expenses increased to $1.3 million from $1.0 million, primarily due to increased investment in clinical development initiatives which are discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses. Interest expense is related to an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 11 to the Company’s audited financial statements contained in the 2015 Annual Report on Form 10-K.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the three months ended March 31, 2016, of $1.8 million, a decrease of $1.7 million, or 48.0%, compared to a net loss of $3.5 million for the same period in 2015. This decrease in net loss is primarily due to a $0.3 million reduction in operating expenses and a $1.5 million change in the fair value of the warrant liability, a non-cash item.

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

At March 31, 2016, the Company had cash and cash equivalents totaling $9.5 million, as compared to cash and cash equivalents totaling $12.6 million and $18.5 million at December 31, 2015 and March 31, 2015, respectively. During the three months ended

March 31, 2016 the Company used $3.8 million of cash in its operating activities, which compares to $4.4 million used for operating activities during the comparable period in 2015.  The decrease of $0.6 million is primarily driven by a $0.3 million reduction in operating expenses and a reduction in cash payments related to severance, bonus and lease restructuring liabilities. The Company believes that its capital resources are adequate to fund its operating activities through the third quarter of 2016.

Our consolidated financial statements as of March 31, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

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

As of March 31, 2016, the Company had two active registration statements. Pursuant to SEC regulations, so long as the Company’s public float remains below $75 million, we cannot sell securities from the shelf registration statement which represent more than one third of the market value of our non-affiliated public float during any 12-month period.

In March 2013, the Company filed a registration statement on Form S-3 with the SEC and also entered into a new sales agreement (the “March 2013 Sales Agreement”) with Cowen and Company, LLC to sell shares of the Company’s common stock, par value $.01 per share, having aggregate sales proceeds of $50.0 million, from time to time, through an “at the market” equity offering program under which Cowen and Company, LLC will act as sales agent. The registration statement became effective on May 1, 2013 (333-187230). As of March 31, 2016, Delcath had approximately $39.9 million available under this registration statement subject to market conditions and certain limitations. The Company intends to use this for its “at the market” equity offering program.

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

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited financial statements contained in the 2015 Annual Report on Form 10-K.

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

In October 2013, the Company completed the sale of 1.3 million shares of its common stock and the issuance of warrants to purchase approximately 0.6 million common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At March 31, 2016, the 2013 Warrants were exercisable at $7.04 per share with approximately 0.6 million warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 2.5 million shares of its common stock and the issuance of warrants to purchase 1.1 million common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants.  The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At March 31, 2016, the February 2015 Warrants were exercisable at $0.355 per share with approximately 1.1 million warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 9.4 million Units consisting of 9.4 million shares of its common stock, Series A Warrants to purchase up to 7.0 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 9.4 million common shares (“July 2015 Series B Warrants”) and 7.0 million July 2015 Series A Warrants per unit pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A Warrants and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. During the three months ended March 31, 2016, 2.2 million July 2015 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 7.1 million July 2015 Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the July 2015 Series B Warrant exercises, an additional 1.7 million Series A Warrants were issued. At March 31, 2016, the July 2015 Series A Warrants were exercisable at $0.355 with approximately 8.7 million warrants outstanding. The July 2015 Series A Warrants have a five-year term.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, and the July 2015 Series A Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the three months ended March 31, 2016, the Company recorded pre-tax derivative instrument income of $1.7 million. The fair value of the Warrants totaled $2.1 million at March 31, 2016. Management expects that the warrants outstanding at March 31, 2016 will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2016 was determined by using option pricing models assuming the following:

	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	93.81%	94.20%	92.70%
Risk-free interest rates	1.04%	0.96%	0.80%
Expected life (in years)	4.3	3.9	2.5

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Interim Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of March 31, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Delcath’s 2015 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

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

May 4, 2016	DELCATH SYSTEMS, INC.
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