Form 10-Q
period 2016-06-30
DELCATH SYSTEMS, INC.
filed 2016-08-15
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number:  001-16133

DELCATH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, Suite 22C

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

As of August 12, 2016, 1,521,933 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,484	$12,607
Restricted cash	17,162	—
Accounts receivables, net	363	277
Inventories	746	757
Prepaid expenses and other current assets	1,245	960
Total current assets	27,000	14,601
Restricted cash, net of current portion	13,100	—
Deferred financing costs, net of current portion	226	—
Property, plant and equipment, net	1,062	1,132
Total assets	$41,388	$15,733

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$439	$284
Accrued expenses	2,035	2,243
Current portion of convertible notes payable, net of discount	—	—
Warrant liability	31,181	3,785
Total current liabilities	33,655	6,312
Convertible notes payable, net of current portion and debt discount	1,568	—
Deferred Revenue	19	—
Other non-current liabilities	716	820
Total liabilities	35,958	7,132

Commitments and Contingencies	—	—

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 1,541,016 and 1,396,348 shares issued and 1,521,906 and 1,360,239 shares outstanding at June 30, 2016 and December 31, 2015, respectively	15	14
Additional paid-in capital	275,182	269,863
Accumulated deficit	(269,698)	(261,217)
Treasury stock, at cost; 110 shares at June 30, 2016 and December 31, 2015, respectively	(51)	(51)
Accumulated other comprehensive income	(18)	(8)
Total stockholders' equity	5,430	8,601
Total liabilities and stockholders' equity	$41,388	$15,733

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$511	$466	$880	$910
Cost of goods sold	150	137	261	270
Gross profit	361	329	619	640

Operating expenses:
Selling, general and administrative	2,287	2,502	4,663	5,542
Research and development	1,945	1,450	3,289	2,430
Total operating expenses	4,232	3,952	7,952	7,972
Operating loss	(3,871)	(3,623)	(7,333)	(7,332)
Change in fair value of the warrant liability, net	(1,181)	(48)	491	161
Other income (expense)	(1,615)	(28)	(1,638)	(18)
Net loss	$(6,667)	$(3,699)	$(8,480)	$(7,189)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	7	(10)	(7)
Comprehensive loss	$(6,668)	$(3,692)	$(8,490)	$(7,196)

Common share data:
Basic and diluted loss per common share	$(4.41)	$(4.84)	$(5.72)	$(9.96)

Weighted average number of basic and diluted common shares outstanding	1,510,752	765,072	1,483,148	722,036

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,480)	$(7,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	114	135
Restricted stock compensation expense	190	68
Depreciation expense	169	363
Loss on disposal of equipment	1	2
Warrant liability fair value adjustment	(491)	(161)
Non-cash interest income	(2)	(1)
Deferred revenue	19	—
Debt discount amortization	1,568	—
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	170	(126)
Increase in accounts receivable	(94)	(285)
Decrease in inventories	14	59
Decrease in accounts payable and accrued expenses	(42)	(1,712)
Decrease in other non-current liabilities	(104)	(110)
Net cash used in operating activities	(6,968)	(8,957)

Cash flows from investing activities:
Purchase of property, plant and equipment	(95)	(87)
Increase in restricted cash	(1,062)	—
Proceeds from sales of property, plant and equipment	—	2
Net cash used in investing activities	(1,157)	(85)

Cash flows from financing activities:
Increase in restricted cash	(29,200)	—
Net proceeds from convertible debt financing	31,523	—
Net proceeds from sale of stock and exercise of warrants	704	2,656
Net cash provided by financing activities	3,027	2,656
Foreign currency effects on cash and cash equivalents	(25)	(30)
Net decrease in cash and cash equivalents	(5,123)	(6,416)

Cash and cash equivalents:
Beginning of period	12,607	20,469
End of period	$7,484	$14,053

Supplemental non-cash activities:
Fair value of warrants issued	$28,132	$820
Fair value of warrants exercised	$245	$123

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months and six months ended June 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

On July 19, 2016, shareholders of the Company approved, through a shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Delcath’s common stock at a ratio within a range of one-for-ten (1:10) to one-for-twenty (1:20). The reverse stock split became effective on July 21, 2016 at which time Delcath’s common stock began trading on the NASDAQ Stock Exchange on a one-for-sixteen (1:16) split-adjusted basis. All owners of record as of the open of the NASDAQ market on July 21, 2016 received one issued and outstanding share of Delcath common stock in exchange for sixteen issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-sixteen exchange were rounded up to the next whole share. All current and prior period amounts related to shares, share prices and earnings per share, presented in these condensed consolidated financial statements and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

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

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated deficit of $269.7 million at June 30, 2016. As shown in the accompanying financial statements during the three months and six months ended June 30, 2016, the Company incurred net losses of $6.7 million and $8.5 million, respectively, and during the six months ended June 30, 2016, used $7.0 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has incurred losses since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. Management believes that its capital resources are adequate to fund operations through the end of 2017. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainties and risks related to clinical research, product development; regulatory approvals; technology; patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing; marketing and sales experience; and dependence on key personnel.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2016 and 2015; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the accompanying condensed consolidated balance sheets. On June 13, 2016, the Company issued $35.0 million in senior secured convertible notes and received $32.2 million in cash proceeds. Under the terms of the notes, at closing, an initial tranche of $3.0 million was available for immediate use by the Company for general corporate purposes. The remaining cash proceeds of $29.2 million will be available in a tranche of $3.0 million on December 31, 2016 (‘First Release Date”) and the remainder of $26.2 million in four equal tranches to be released quarterly, beginning in January 2017 (“Subsequent Release Dates”), pursuant to an account control agreement whereby the restrictions on the proceeds are terminated when the Company meets certain equity conditions. The terms of the Notes are discussed in more detail in Note 7 of these condensed consolidated financial statements. The cash is deposited in an account that is not FDIC insured.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of debt discounts or premiums. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. During the year 2015, the Company elected early adoption of this standard and applied the changes in its financial statements and related disclosures.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$339	$360
Work-in-process	240	251
Finished goods	167	146
Total inventory	$746	$757

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Insurance premiums	$278	$625
Kits for clinical use	261	162
Deferred finance costs	452	—
Other[1]	254	173
Total prepaid expenses and other current assets	$1,245	$960

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at June 30, 2016 and December 31, 2015.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Buildings and land	$556	$556
Enterprise hardware and software	1,527	1,520
Leaseholds	1,377	1,305
Equipment	925	902
Furniture	355	355
Property, plant and equipment, gross	4,740	4,638
Accumulated depreciation	(3,678)	(3,506)
Property, plant and equipment, net	$1,062	$1,132

Depreciation expense for the three months and six months ended June 30, 2016 was approximately $0.1 million and $0.2 million, respectively, as compared to approximately $0.2 million and $0.4 million, respectively, for the same period in 2015.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Compensation, excluding taxes	$664	$692
Professional fees	183	391
Short-term portion of lease restructuring	214	220
Clinical trial expenses	437	219
Other[1]	537	721
Total accrued expenses	$2,035	$2,243

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at June 30, 2016 and December 31, 2015.

(6)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of June 30, 2016, the total remaining lease restructuring liability for its leased office space was approximately $0.9 million, of which approximately $0.2 million and $0.7 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of June 30, 2016:

(in thousands)	Lease Liability
Reserve balance at December 31, 2015	$1,039
Charges	—
Payments/Utilizations	(110)
Reserve balance at June 30, 2016	$929

(7)	Convertible Notes Payable

On June 6, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors named on the Schedule of Buyers attached to the SPA pursuant to which the Company issued $35.0 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase additional shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). $35.0 million of the Notes were issued for cash proceeds of $32.2 million with an original issue discount in the amount of $2.8 million. The Notes are secured pursuant to a Security Agreement which creates a first priority security interest in all of the personal property (other than Excluded Collateral (as defined in the Security Agreement)) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future.

The Notes do not bear any ordinary interest. However, interest shall commence accruing immediately upon the occurrence of, and shall continue accruing during the continuance of, an Event of Default, at 15% per annum and shall be computed on the basis of a 360-day year of twelve 30-day months and shall be payable, if applicable, in arrears for each calendar month on the first (1st) business day of each calendar month after any such interest accrues after an Event of Default.

Under the terms of the Notes, at closing the Company received an initial tranche of $3.0 million for immediate use for general corporate purposes. The remaining cash proceeds of $29.2 million are being held in a restricted account and will be released to the Company from the Company’s restricted accounts in subsequent tranches subject to certain equity conditions.

As security for the Company’s obligations under the Notes, $29.2 million of the total net cash proceeds is subject to a cash covenant restricting its use and requiring it to be held in a Master Restricted Account (“Master Restricted Account”) established in accordance with and pursuant to the terms and conditions of an account control agreement between the Company, the Buyers and Silicon Valley Bank (a “Controlled Account Agreement”). Subsequently, $3.0 million of the restricted cash shall become unrestricted cash on the 20th trading day after the later of the stockholder approval of the transaction in accordance with NASDAQ rules (as described below), or the six-month anniversary of the closing date (such 20th trading day, the “Trigger Date”). Thereafter, the remaining $26.2 million of restricted cash will become unrestricted in equal quarterly installments starting the 30th trading day after the Trigger Date, such that the balance will become unrestricted by the maturity date of the Notes,  December 29, 2017, subject to satisfaction of certain conditions contained in the Notes.

In connection with the issuance of the Notes under the SPA, the Company also issued Series C Warrants, exercisable to acquire 6.8 million shares of Common Stock. On December 31, 2017, the number of Warrant Shares issuable upon exercise of the Series C Warrants will be increased by such number of Warrant Shares equal to 75% of the difference of (i) the quotient of (A) the product of (x) the exercise price as of the date of issuance (as adjusted for certain events) multiplied by (y) the number of Warrant Shares as of the date of issuance (as adjusted for certain events), divided by (B) the volume-weighted average price of the Common Stock on the maturity date, less (ii) the number of Warrant Shares as of the date of issuance (as adjusted for certain events).

Each Series C Warrant will be exercisable by the holder beginning one year after the closing date and continuing for a period of five years thereafter. The Series C Warrants are exercisable at $4.83 per share of common stock, subject to adjustments for certain dilutive events. The provisions in the Series C Warrants require the Company to account for the warrants as derivative liabilities.

The Company has agreed to make amortization payments with respect to the Notes in twelve (12) equal installments beginning seven (7) months after the original date of issuance of June 13, 2016 (each, an “Installment Date”). On each installment date, assuming certain equity conditions are met, the installment payment shall, at the election of the Company, automatically be converted into shares of Common Stock at a conversion rate defined in the agreement. At any time after the issuance of the Notes, the Notes will be convertible at the election of the holder into shares of our Common Stock at a conversion price equal to $4.39, subject to adjustment as provided in the Notes.

As a result of the Notes including a feature such that the conversion price is based upon a formula which includes discounts to the market price of the common stock as well as having a lower effective conversion price considering the issuance discount and the value allocated to the Series C Warrants, the Company has recognized a beneficial conversion feature of $4.4 million. The original issue discount, the beneficial conversion feature, and the fair value of the issuance of the Series C Warrants are collectively considered the debt discount. The Company recorded a debt discount in the amount of $35.0 million which is being amortized over the life of the Notes using the effective interest method. For the three months ended June 30, 2016, $1.6 million of the debt discount has been amortized to interest expense. In addition to the debt discounts listed above, the Notes also include put options in the event of default and change in control as defined in the Notes. The value of such options was zero as the probability for such events was remote as of the issuance date and at June 30, 2016. All debt issuance costs are accounted for as a deferred asset and will be amortized over the life of the Notes.

The following table summarizes the convertible notes outstanding at June 30, 2016:

(in thousands)
Convertible notes payable, principal	$35,000
Debt discounts	(33,432)
Net convertible note payable	1,568
Less current portion	—
Convertible notes payable, long term	$1,568

(8)	Stockholders’ Equity

Stock Issuances

Reverse Stock Split

On July 19, 2016, shareholders of the Company approved, through a shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Delcath’s common stock at a ratio within a range of one-for-ten (1:10) to one-for-twenty (1:20). The reverse stock split became effective on July 21, 2016 at which time Delcath’s common stock began trading on the NASDAQ Stock Exchange on a one-for-sixteen (1:16) split-adjusted basis. All owners of record as of the open of the NASDAQ market on July 21, 2016 received one issued and outstanding share of Delcath common stock in exchange for sixteen issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-sixteen exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in these condensed consolidated financial statements and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

In addition, shareholders of the Company also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 170,000,000 to 500,000,000. The previously discussed reverse stock split had no impact on the increase in authorized shares.

 At-the-Market (“ATM”) Programs

In March 2013, the Company entered into an agreement with Cowen and Company LLC (“Cowen”) to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the six months ended June 30, 2016, the Company sold an additional 3,100 shares for net proceeds of approximately $17,500. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of June 30, 2016, this program is no longer active.

Warrants

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At June 30, 2016, the 2013 Warrants were exercisable at $112.64 per share with approximately 36,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At June 30, 2016, the February 2015 Warrants were exercisable at $3.90 per share with approximately 69,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of approximately 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to approximately 0.4 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to approximately 0.6 million common shares (“July 2015 Series B Warrants”) and 0.4 million July 2015 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A and Series B Warrants. During the six months ended June 30, 2016, approximately 0.1 million July 2015 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million July 2015 Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the July 2015 Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. The exercise price of the July 2015 Series A Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At June 30, 2016, the July 2015 Series A Warrants were exercisable at $3.90 with approximately 0.5 million warrants outstanding. The July 2015 Series A Warrants have a five-year term.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase 6.8 million additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the June 2016 Series C Warrants. On December 31, 2017, the number of Warrant Shares issuable upon exercise of the Series C Warrants will be increased by such number of Warrant Shares equal to 75% of the difference of (i) the quotient of (A) the product of (x) the exercise price as of the date of issuance (as adjusted for certain events) multiplied by (y) the number of Warrant Shares as of the date of issuance (as adjusted for certain events), divided by (B) the volume-weighted average price of the Common Stock on the maturity date, less (ii) the number of Warrant Shares as of the date of issuance (as adjusted for certain events). At June 30, 2016, The June 2016 Series C Warrants were exercisable at $4.83 with approximately 6.8 million warrants outstanding. The Series C Warrants will be exercisable by the holder beginning one year after the closing date and continuing for a period of five years thereafter.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 11,719 and 200,391 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In July 2016, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 106,250 shares, from 94,141 to 200,391 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of June 30, 2016 there were 120,883 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three months and six months ended June 30, 2016, the Company recognized compensation expense of approximately $19,000 and $0.1 million, respectively, relating to stock options granted to employees. For the same period in 2015, the Company recognized compensation expense of approximately $33,000 and $0.1 million, respectively. There were no stock options awards granted during the six months ended June 30, 2016. There were approximately 32,110 stock option awards granted during the same period in 2015.

For the three months and six months ended June 30, 2016, the Company recognized compensation expense of approximately $52,000 and $0.2 million, respectively, relating to restricted stock granted to employees.  For the same period in 2015, the Company recognized compensation expense of approximately $46,000 and $0.1 million, respectively. There were 4,688 shares of restricted stock granted during the six months ended June 30, 2016. There were approximately 36,000 shares of restricted stock awards granted for the same period in 2015.

(9)	Fair Value Measurements

Derivative Warrant Liability

As disclosed in Note 8 of these condensed consolidated financial statements, the Company allocated part of the proceeds of public offerings in 2013 and 2015 of the Company’s common stock to warrants issued in connection with those transactions. In addition, the Company recognized a discount to debt related to the initial fair value of warrants issued in connection with the June 2016 Convertible Notes discussed in further detail in Note 7 of these condensed consolidated financial statements. The valuation of the October 2013, February 2015, July 2015 and June 2016 warrants (collectively, the “Warrants”) was determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain provisions relating to price adjustments and potential cash payments, as well as the holders’ ability to exercise the warrants within twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the riskless rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The riskless rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

For the three months and six months ended June 30, 2016, the Company recorded pre-tax derivative warrant expense of $1.2 million and pre-tax derivative income of $0.5 million, respectively. The resulting derivative warrant liabilities totaled $31.2 million at June 30, 2016.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2016 was determined by using option pricing models with the following assumptions:

	June 2016 Series C Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	91.72%	94.42%	95.63%	84.96%
Risk-free interest rates	1.01%	0.86%	0.79%	0.61%
Expected life (in years)	6.0	4.1	3.6	2.3

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2016
Liabilities
Derivative instrument liabilities	$—	$—	$31,181	$31,181

For the periods ended June 30, 2016 and 2015, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the six months ended June 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2015	$3,785
Total change in the liability included in earnings	(491)
Fair value of warrants issued	28,132
Fair value of warrants exercised	(245)
Balance at June 30, 2016	$31,181

(10)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2016 and 2015 because their effects would be anti-dilutive:

	June 30,
	2016	2015
Stock options	42,024	48,729
Unvested restricted shares	19,000	37,809
Warrants	7,427,491	106,032
Total	7,488,515	192,570

(11)	Taxes

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

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. During the third quarter of 2015, the Company was notified by the Internal Revenue Service that they will be examining the tax return for calendar year 2013. The effect of the outcome cannot be reasonably estimated as the exam is presently ongoing. However, the Company does not expect any material change to its financial statements as a result of this audit. Any proposed adjustments would result in an adjustment to the net operating loss carryforward for which a valuation allowance has been provided against the full amount. The Company has not been audited by the international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company’s tax years generally remain open to examination for all federal, state and foreign tax matters until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

(12)	Subsequent Events

Reverse Stock Split

On July 21, 2016, the Company effected a reverse stock split of its shares of common stock at a ratio of one-for-sixteen (1:16). Refer to Note 8 Stockholders’ Equity of these condensed consolidated financial statements for further information.

Increase in Authorized Shares

At the Company’s Annual Meeting held on July 19, 2016, shareholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 170,000,000 to 500,000,000. The previously discussed reverse stock split had no impact on the increase in authorized shares.

Senior Secured Convertible Notes and related Series C Warrants

At the Company’s Annual Meeting held on July 19, 2016, shareholders of the Company approved the issuance of shares of the Company’s common stock underlying the Notes and related Series C Warrants issued by the Company pursuant to the terms of that certain Securities Purchase Agreement, dated June 6, 2016. As a result, the temporary restriction on conversion of the Notes and/or exercise of the Series C Warrants for 20% or more of the Company’s outstanding shares of Common Stock as of June 6, 2016 in order to comply with Nasdaq Rules was lifted.

NASDAQ Listing Notification Letter

On August 4, 2016 the Company received a notification letter from The NASDAQ Stock Market advising the Company that the closing bid price of the Company’s common stock had been at $1.00 per share or greater for 10 consecutive business days, and accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and the matter was now closed.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2016 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending June 30, 2016 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2015  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

The direction and focus of our CDP for CHEMOSAT/Melphalan/HDS is informed by prior clinical development conducted between 2004 and 2010, non-clinical commercial CHEMOSAT cases performed on approximately150 patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research, development, early European commercial and U.S. regulatory activity has led to the implementation of several safety improvements to our product and the associated medical procedure.

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

Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that CHEMOSAT/Melphalan/HDS represents a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver. We believe that CHEMOSAT/Melphalan/HDS is uniquely positioned to treat the entire liver either as a stand alone therapy or as a complement to other therapies.

Cancers in the Liver – A Significant Unmet Need

Cancers of the liver remain a major unmet medical need globally.  According to GLOBOCAN and American Cancer Society (ACS) Facts & Figures 2008, approximately 1.2 million patients globally are diagnosed each year with primary liver cancer or cancer that has metastasized to the liver. According to the ACS’ Cancer Facts & Figures 2015 report, cancer is the second leading cause of death in the United States, with an estimated 589,430 deaths and 1,658,290 new cases diagnosed in 2015. Cancer is one of the leading causes of death worldwide, accounting for approximately 8.2 million deaths and 14.1 million new cases in 2012 according to GLOBOCAN. The financial burden of cancer is enormous for patients, their families and society. The National Institutes of Health (NIH) projects that medical expenditures will reach $158 billion by 2020, a 27% increase over 2010 levels.  The liver is often the life-limiting organ for cancer patients and one of the leading causes of cancer death. Patient prognosis is generally poor once cancer has spread to the liver.

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

Hepatocellular Carcinoma (HCC) and Intrahepatic Cholangiocarcinoma (ICC)

Hepatobiliary cancers---including HCC and ICC---are among the most prevalent and lethal forms of cancer. According to GLOBOCAN and the ACS, an estimated 76,000 new cases of primary liver cancers are diagnosed in the U.S. and Europe annually. Approximately 90% of these patients are diagnosed with HCC. Excluding patients who are eligible for surgical resection or certain focal treatments, we estimate that approximately 15,000 patients with HCC in the U.S. and Europe may be eligible for treatment with Melphalan/HDS. We estimate that an additional 6,500 patients diagnosed with ICC may also be eligible for treatment with Melphalan/HDS. According to the ACS, the overall five-year survival rate for liver cancer patients in the U.S is approximately 17%, compared with 68% for all cancers diagnosed in 2004-2010. Globally, with 782,000 new cases in 2012, HCC was the fifth most common cancer in men and the ninth in women according to GLOBOCAN. GLOBOCAN estimates indicate that HCC was responsible for 746,000 deaths in 2012 (9.1% of the total cancer deaths), making it the second most common cause of death from cancer worldwide.

The prognosis for primary liver cancer is very poor, as indicated by an overall ratio of mortality to incidence of 0.95.  The ACS’ Cancer Facts & Figures 2015 outlines the treatment options for HCC as follows: “Early stage liver cancer can sometimes be treated successfully with surgery to remove part of the liver (partial hepatectomy); however, only a limited number of patients have sufficient healthy liver tissue for this to be an option. Liver transplantation may be an option for individuals with small tumors who are not candidates for partial hepatectomy. Other treatment options include ablation (tumor destruction) or embolization (blocking blood flow to the tumor). Fewer treatment options exist for patients diagnosed at an advanced stage. Sorafenib (Nexavar®) is a targeted drug approved for the treatment of HCC in patients who are not candidates for surgery and do not have severe cirrhosis.”

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

Phase 3—Melanoma Metastases Trial

In February 2010, we concluded a randomized Phase 3 multi-center study for patients with unresectable metastatic ocular or cutaneous melanoma exclusively or predominantly in the liver. In the trial, patients were randomly assigned to receive PHP treatments with melphalan using the Melphalan/HDS, or to a control group to receive best alternative care (BAC). Patients assigned to the PHP arm were eligible to receive up to six cycles of treatment at approximately four to eight week intervals. Patients randomized to the BAC arm were permitted to cross-over into the PHP arm at radiographic documentation of hepatic disease progression. A majority of the BAC patients did in fact cross over to the PHP arm. Secondary objectives of the study were to determine the response rate, safety, tolerability and overall survival.

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

Procedure and Product Refinements

The trials that comprised this integrated safety population used early versions of the device and procedure. As a consequence of these identified risks, along with experience gained in non-clinical, commercial usage in Europe, we have continued to develop and refine both the CHEMOSAT/Melphalan/HDS and the PHP procedure. The procedure refinements have included modifications to the pre, peri and post procedure patient management and monitoring, as well as the use of the following:  prophylactic administration of proton pump inhibitors, prophylactic platelet transfusions, prophylactic hydration at key pre-treatment intervals, use of vasopressor agents coupled with continuous monitoring for maintenance of blood pressure and prophylactic administration of growth factors to reduce risk of serious myelosuppression. In addition, in 2012 we introduced the Generation Two version of the CHEMOSAT system, which offered improved hemofiltration and other product enhancements.

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

FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the FOCUS Trial)

In January 2016, pursuant to a SPA agreement reached with FDA, we initiated a new pivotal Phase 3 overall survival (OS) clinical trial in hepatic dominant ocular melanoma. Called the FOCUS Trial, this new global Phase 3 trial will evaluate the safety, efficacy and pharmacokinetic profile of Melphalan/HDS versus best alternative care in 240 patients with hepatic dominant OM. The primary endpoint is a comparison of overall survival between the two study arms. Secondary and exploratory endpoints include progression-free survival, overall response rate and Quality of Life (QoL) measures. In the FOCUS trial's treatment phase, patients randomized to the Melphalan/HDS arm will receive up to six treatments at intervals of six to eight weeks for up to 12 months. Tumor response will be assessed in both study arms every 12 weeks until evidence of hepatic disease progression. For patients progressing to the follow-up phase, disease assessment scans will continue every 12 weeks for up to two years.

The FOCUS Trial will be conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Fla. was activated as a participating center in January 2016 with Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, serving as the trial's principal investigator. We intend to include approximately 30 leading cancer centers in the United States and Europe in the FOCUS Trial.

The FOCUS Trial is being conducted under a SPA agreement we negotiated with the FDA in January 2016.  The SPA provides agreement that the Phase 3 trial design adequately addresses objectives that, if met, would support the submission for regulatory approval of Melphalan/HDS. The agreement also represents the satisfactory resolution of a substantial number of the FDA's issues in the Complete Response Letter (CRL) issued in September 2013. These issues were related to safety of a previous generation of the Melphalan/HDS device and procedure. Delcath completed the work necessary to satisfy these requirements prior to submitting its request for the SPA agreement.

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

Protocol 201 – Conducted in the U.S., this trial will assess the safety and efficacy of Melphalan/HDS followed by sorafenib. The trial will evaluate overall response rate via modified Response Evaluation Criteria in Solid Tumors (mRECIST), progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life. The Moffitt Cancer Center opened for enrollment in this trial October 2014, and we expect to add additional centers in the U.S. in 2016.

Protocol 202 – Conducted in Europe, this trial will assess the safety and efficacy of Melphalan/HDS without sorafenib. The trial will also evaluate overall response rate via mRECIST criteria, progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life. Three hospitals in Germany have opened for enrollment --- Goethe University Hospital, Hannover Medical School Hospital and Jena University Hospital. The Company intends to open additional centers in Germany and the U.K., subject to the applicable authorizations and approvals including ethics committee approval at participating hospitals.

ICC Cohort – In 2015, we expanded Protocol 202 to include a cohort of patients with ICC. The trial for this cohort is being conducted at the same centers participating in the Phase 2 HCC trial.

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

European Investigator Initiated Trials

In addition to the clinical trials in our CDP, we are supporting data generation in other areas. We are currently supporting two Investigator Initiated Trials (IITs) in Europe– one in colorectal carcinoma metastatic to the liver (mCRC) at Leiden University Medical Center in The Netherlands, and another in HCC at Goethe University Hospital in Frankfurt Germany. Both of these trials have opened for enrollment.  We continue to evaluate other IITs as suitable opportunities in Europe. We believe IITs will serve to build clinical experience at key cancer centers, and will help support efforts to obtain broader reimbursement in Europe.

European Clinical Data Generation

On April 2, 2015 we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and QoL information using observational study methods. This registry is gathering data in multiple tumor types from commercial cases performed by participating cancer centers in Europe.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  However, we believe the Patient Registry will provide a valuable data repository from a commercial setting that can be used to identify further clinical development opportunities and support clinical adoption and reimbursement in Europe. Cancer centers in Germany, the United Kingdom, and the Netherlands are participating in the registry and patient enrollment has begun.

2016 Data Presentations

In June 2016, we announced that data from a large single hospital experience conducted at Southampton University Hospital in the United Kingdom were presented in an oral presentation at the 6th European Post-Chicago Melanoma/Skin Cancer Meeting in Munich, Germany. The abstract, “Chemosaturation Via Percutaneous Hepatic Perfusion – An Update On A Single Centre Experience Of Treating Metastatic Uveal Melanoma,” was presented by lead author, Ioannis Karydis, M.D, of Southampton University Hospital. Researchers conducted a retrospective evaluation of 27 metastatic uveal melanoma patients treated with CHEMOSAT over four years, analyzing survival, tumor response, time to progression and treatment related adverse events. Two patients could not be treated and were excluded from analysis; 25 patients received 43 treatments. Results showed that 14 patients remained alive after a median 290 days. Of 24 evaluable patients, one patient had a complete response (4%), five patients had partial responses (21%), and 12 patients had stable disease for greater than 90 days (50%). Progression free survival for patients who had progressed was 181 days at the time of data cut off, and 11 patients were alive for greater than one year following their first treatment with a projected media overall survival of 511 days. Eleven deaths from disease progression occurred at a median of 264 days following first treatment, and there were no treatment related deaths. Treatment overall was well tolerated, and non-hematological adverse events (6) were relatively rare. Most common adverse events were transient, mild <grade 2 and included transaminitis (64%) and thrombocytopenia (88%); grade 3 anemia was seen in 36% of patients and grade 3-4 neutropenia was seen in 6 patients. Researchers concluded that "PHP can be used safely by an experienced team to deliver liver-directed therapy in selected uveal melanoma patients, and achieves unprecedented progression free and overall survival."

In July 2016, we announced that a review of clinical research treatment outcomes using Melphalan/HDS in patients with hepatic metastases has been accepted for publication in the prestigious journal, Cancer Control.  Results of the study, "Chemosaturation with Percutaneous Hepatic Perfusion in Patients with Unresectable Hepatic Metastases: Review of Outcomes," by Evan S. Glazer, M.D., Ph.D. and Jonathan S. Zager, M.D., FACS of Moffitt Cancer Center, are scheduled to be published in the January 2017 edition of Cancer Control.

Also in July 2016, we announced that data from two studies conducted in Germany were accepted for presentation as posters at the Cardiovascular and Interventional Radiology Society of European annual conference to be held in September 2016 in Barcelona, Spain. We expect additional data presentations at major medical conferences through the end of 2016.

Market Access & Commercial Clinical Adoption

European Region

Our immediate market access and clinical adoption efforts continue to be focused on the key target markets of Germany and the United Kingdom, which represent a majority of the total potential liver cancer market (primary and metastatic) in the European region and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  We also continue to support clinical adoption of CHEMOSAT in the Netherlands, Spain, France, Italy and Turkey.  We employ a combination of direct and indirect sales channels to market and sell CHEMOSAT in these markets.  Our European headquarters is in Galway, Ireland.

Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver primarily ocular melanoma liver metastases, and other tumor types, including hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, and cutaneous melanoma.

European Reimbursement

A critical driver of utilization growth for CHEMOSAT in Europe is the expansion of reimbursement mechanisms for the procedure in our priority markets. In Europe, there is no centralized pan-European medical device reimbursement body. Reimbursement is administered on a regional and national basis. Medical devices are typically reimbursed under Diagnosis Related Groups (DRG) as part of a procedure.  Prior to obtaining permanent DRG reimbursement codes, in certain jurisdictions, the Company is actively seeking interim reimbursement from existing mechanisms that include specific interim reimbursement schemes, new technology payment programs as well as payment through existing DRG codes. In most EU countries, the government provides healthcare and controls reimbursement levels. Since the EU has no jurisdiction over patient reimbursement or pricing matters in its member states, the methodologies for determining reimbursement rates and the actual rates may vary by country.

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a national Zusatzentgeld (ZE) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group (DRG) code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created, and will replace the previous Neue Untersuchungs und Behandlungsmethoden (NUB) procedure that required patients in Germany to apply individually for reimbursement of their CHEMOSAT treatment.  With the establishment of a ZE code for CHEMOSAT, the procedure is now permanently represented in the DRG catalog in Germany.

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

Delcath is in consultation with Interventional Procedural Assessment Commitment (IPAC), to provide recent clinical evidence with the view to moving the Interventional Procedural Guidance from research to specialist status that would enable greater scope for commercialization through self-paying and private insurance patients and pave the way for a full Medical Technology Assessment as a way towards long term reimbursement with the NHS.

We have been supporting efforts by our partner centers and their clinical community to seek a block fund grant through the Commissioning Through Evaluation (CTE) process, which sought funding for up to 50-75 ocular melanoma patients to be treated utilizing CHEMOSAT at two or three centers in the U.K. Ongoing changes to the CTE process and funding streams have resulted in repeated delays that have made the award and timing of any block grant funding difficult to predict. With the commencement of our FOCUS Trial in ocular melanoma liver metastases, and the expected activation of Southampton University Hospital as a U.K. FOCUS Trial site, a grant via the CTE funding mechanism is unlikely in the near term.

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

Public patients will continue to be treated in the UK through clinical trials. Private patients will continue to be treated through the established private treatment pathway such as private insurance coverage or self-pay.

Spain

In April 2016, we announced that the General and Digestive Surgery team at HM Sanchinarro University Hospital had activated the hospital's CHEMOSAT program. The Sanchinarro team successfully performed three procedures with CHEMOSAT, using the procedure to treat patients with peripheral cholangiocarcinoma, neuroendocrine tumors and colorectal liver metastases. HM Sanchinarro University Hospital is the second center in Spain to offer CHEMOSAT treatments.

New Markets - Turkey

In April 2016 we announced the activation of the Hacettepe University Clinic in Ankara, Turkey as a CHEMOSAT treatment center. Hacettepe University Clinic successfully completed its first CHEMOSAT treatments in March 2016, and the center represents the first CHEMOSAT commercial location to be activated outside of the European Union. We believe that Hacettepe University can serve as an important hub for CHEMOSAT treatment to patients in Turkey and throughout the region.

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

U.S. Regulatory History

In August 2012, we submitted our New Drug Application (NDA) for the Melblez Kit under Section 505(b)(2) of the Federal Food Drug Cosmetic Act (FFDCA) seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver, and subsequently amended the indication to ocular melanoma metastatic to the liver. Our NDA was accepted for filing by the FDA on October 15, 2012, and was designated for standard review with an initial Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013. On April 3, 2013, the FDA extended its PDUFA goal date to September 13, 2013. On May 2, 2013 the Company announced that an Oncologic Drug Advisory Committee (ODAC) panel convened by the FDA voted 16 to 0, with no abstentions, that the benefits of treatment with the Melblez Kit do not outweigh the risks associated with the procedure using the early clinical trial versions of the system. Data submitted to the FDA used the early clinical trial versions of the system along with early clinical procedure techniques.

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

Recent Financing

In June 2016, we announced a Securities Purchase Agreement to issue $35.0 million of senior convertible notes (the “Notes”) and related common stock purchase warrants.  The Notes were issued at an 8% original issue discount. The aggregate proceeds of $32.2 million will be used to fund our ongoing operations, commercial activities and clinical development programs, including our global Phase 3 FOCUS Trial and our global Phase 2 HCC/ICC program. We believe this committed financing will provide us with the resources to execute our clinical development program through the end of 2017, while also supporting our commercialization efforts in Europe.

Results of Operations for the three months and six months ended June 30, 2016; Comparisons of Results of Operations for the three months and six months ended June 30, 2015

Three months ended June 30, 2016 and June 30, 2015

Revenue

The Company recorded approximately $0.5 million in revenue related to product sales during the three months ended June 30, 2016. The Company recorded approximately $0.5 million in revenue during the same period of 2015.

Cost of Goods Sold

During the three months ended June 30, 2016 and 2015, the Company recorded cost of goods sold of approximately $0.2 million and $0.1 million, respectively. The Company continues to expect a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the three month periods ended June 30, 2016 and 2015, selling, general and administrative expenses were $2.3 million and $2.5 million, respectively. The $0.2 million improvement is primarily attributable to a reduction in depreciation and corporate expenses.

Research and Development Expenses

For the three month periods ended June 30, 2016 and 2015, research and development expenses increased to $1.9 million from $1.5 million, primarily due to increased investment in clinical development initiatives which are discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to:

1. an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 11 to the Company’s audited financial statements contained in the 2015 Annual Report on Form 10-K;

2. the restructuring lease liability discussed in Note 6 of these condensed consolidated financial statements; and

3. the amortization of debt discounts discussed in Note 7 of these condensed consolidated financial statements.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the three months ended June 30, 2016, of $6.7 million, an increase of $3.0 million, or 80.2%, compared to a net loss of $3.7 million for the same period in 2015. This increase in net loss is primarily due to a $1.6 million increase in interest expense primarily related to the amortization of debt discounts discussed further in Note 7 to the condensed consolidated financial statements, a $1.1 million change in the fair value of the warrant liability, a non-cash item and a $0.3 million increase in operating expenses.

Six months ended June 30, 2016 and June 30, 2015

Revenue

The Company recorded approximately $0.9 million in revenue related to product sales during the six months ended June 30, 2016. The Company recorded approximately $0.9 million in revenue during the same period of 2015.

Cost of Goods Sold

During the six months ended June 30, 2016 and 2015, the Company recorded cost of goods sold of approximately $0.3 million and $0.3 million, respectively. The Company continues to expect a certain amount of volatility in both the average selling price and gross margin for the next several years. This volatility will be related to several factors, including: adjustments to volume forecasts; the gradual increase in cost of goods sold as the Company exhausts raw materials that were purchased and expensed in prior periods and begins to recognize the actual costs of materials, labor and overhead; and an improvement in efficiencies as the Company increases its production of CHEMOSAT.

Selling, General and Administrative Expenses

For the six months ended June 30, 2016 and 2015, selling, general and administrative expenses were $4.7 million and $5.5 million, respectively. The $0.8 million improvement is primarily attributable to a reduction in facility expenses related to the lease restructurings discussed in Note 6 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well a reduction in depreciation and corporate expenses.

Research and Development Expenses

For the six months ended June 30, 2016 and 2015, research and development expenses increased to $3.3 million from $2.4 million, primarily due to increased investment in clinical development initiatives which are discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to:

1. an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 11 to the Company’s audited financial statements contained in the 2015 Annual Report on Form 10-K;

2. the restructuring lease liability discussed in Note 6 of these condensed consolidated financial statements; and

3. the amortization of debt discounts discussed in Note 7 of these condensed consolidated financial statements.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the six months ended June 30, 2016, of $8.5 million, an increase of $1.3 million, or 18.0%, compared to a net loss of $7.2 million for the same period in 2015. This increase in net loss is primarily due to a $1.6 million increase in interest expense primarily related to the amortization of debt discounts discussed further in Note 7 to the condensed consolidated financial statements which was slightly offset by a $0.3 million change in the fair value of the warrant liability, a non-cash item.

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

At June 30, 2016, the Company had cash and cash equivalents totaling $7.5 million, as compared to cash and cash equivalents totaling $12.6 million and $14.1 million at December 31, 2015 and June 30, 2015, respectively. In addition, the Company has $30.3 million in restricted cash primarily related to the Convertible Notes discussed further in Note 7 to these condensed consolidated financial statements. During the six months ended June 30, 2016 the Company used $7.0 million of cash in its operating activities, which compares to $9.0 million used for operating activities during the comparable period in 2015.  The decrease of $2.0 million is primarily driven by a reduction in cash payments related to severance, bonus and lease restructuring liabilities. The Company believes that its capital resources are adequate to fund its operating activities through the end of 2017.

Our consolidated financial statements as of June 30, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of our business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, and 2015, registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by issuing convertible notes in 2016. For a detailed discussion of the Company’s various sales of securities see Note 8 to the Company’s interim unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

As of June 30, 2016, the Company had one active registration statements. Pursuant to SEC regulations, so long as the Company’s public float remains below $75 million, we cannot sell securities from the shelf registration statement which represent more than one third of the market value of our non-affiliated public float during any 12-month period.

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

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At June 30, 2016, the 2013 Warrants were exercisable at $112.64 per share with approximately 36,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At June 30, 2016, the February 2015 Warrants were exercisable at $3.90 per share with approximately 69,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to 0.4 million common shares (“July 2015 Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 0.6 million common shares (“July 2015 Series B Warrants”) and 0.4 million July 2015 Series A Warrants per unit pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the July 2015 Series A Warrants and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. During the six months ended June 30, 2016, approximately 0.1 million July 2015 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million July 2015 Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the July 2015 Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. At June 30, 2016, the July 2015 Series A Warrants were exercisable at $3.90 with approximately 0.5 million warrants outstanding. The July 2015 Series A Warrants have a five-year term.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase 6.8 million additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the June 2016 Series C Warrants. On December 31, 2017, the number of Warrant Shares issuable upon exercise of the Series C Warrants will be increased by such number of Warrant Shares equal to 75% of the difference of (i) the quotient of (A) the product of (x) the exercise price as of the date of issuance (as adjusted for certain events) multiplied by (y) the number of Warrant Shares as of the date of issuance (as adjusted for certain events), divided by (B) the volume-weighted average price of the Common Stock on the maturity date, less (ii) the number of Warrant Shares as of the date of issuance (as adjusted for certain events). At June 30, 2016, The June 2016 Series C Warrants were exercisable at $4.83 with approximately 6.8 million warrants outstanding. The Series C Warrants will be exercisable by the holder beginning one year after the closing date and continuing for a period of five years thereafter.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the July 2015 Series A Warrants, and the June 2016 Series C Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the six months ended June 30, 2016, the Company recorded pre-tax derivative instrument income of $0.5 million. The fair value of the Warrants totaled $31.2 million at June 30, 2016. Management expects that the warrants outstanding at June 30, 2016 will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2016 was determined by using option pricing models assuming the following:

	June 2016 Series C Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	91.72%	94.42%	95.63%	84.96%
Risk-free interest rates	1.01%	0.86%	0.79%	0.61%
Expected life (in years)	6.0	4.1	3.6	2.3

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of June 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

In addition to the risk factors set forth below, Delcath’s 2015 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.

Risks relating to the Note Financing

Our recently acquired indebtedness reduces our financial flexibility and could impede our ability to operate.

On June 13, 2016 we issued an aggregate $35 million principal amount of senior secured convertible notes (the “notes”). The notes are payable in equal monthly installments beginning seven (7) months after the original date of issuance. Although the notes are payable through the issuance of shares of our common stock to the noteholders, our ability to issue stock, instead of paying cash, to satisfy our payment obligations under the notes, is limited and subject to various conditions (including trading volume and stock price conditions for these notes) that we may not be able to meet. If we cannot meet these conditions, we could be required to repay some or all of the amounts due under the notes in cash, and we may not have the funds available to make one or more of such payments when due. Even if we do have funds so available, the use of cash to make such payments could adversely affect our ability to fund operations due to the diversion of necessary cash flow to fund operations to utilization for note payments. Furthermore, the notes impose certain restrictive covenants on us which may impede our ability to operate our business or raise further funds in the capital markets. For example, there are restrictions on incurring additional indebtedness, with exceptions, while the notes are outstanding.

Such payments are based upon a formula which uses as a conversion price a discount to market formula with a floor price of $0.05, thus the amount of shares issued can be significantly dilutive to our stockholders.

As part of the note financing, we are required to repay the principal on the notes in equal monthly installments in cash or shares of common stock and we are required to issue shares upon the exercise of the Series C Warrants. The issuance of shares of our common stock pursuant to the notes and related Series C Warrants will result in significant dilution to our stockholders.

Our stockholders may experience significant dilution as a result of shares of our common stock issued pursuant to the notes and related Series C Warrants. Under the notes and related Series C Warrants, we are required to have reserved or have designated for future issuance a number of shares of common stock necessary to effect the conversion of the notes and the exercise of the Series C Warrants. Currently, that reservation amount is 22,130,196.

The notes will be repayable in cash or shares of common stock, at our election, subject to satisfaction of certain conditions. As of the date of this quarterly report, we do not believe that we will have the financial ability, nor would it be in the best interests of our stockholders, to make all payments on the notes in cash when due. Thus, we intend, as of the date hereof, to make such payments in shares of our common stock, to the greatest extent possible. The price at which we will be required to make any installment payments in shares of common stock is equal to the lowest of (i) the then prevailing conversion price, and (ii) initially 85% of the arithmetic average of the lower of (x) the three lowest daily weighted average prices of the common stock during the twenty (20) consecutive trading day period ending on the trading day immediately preceding the installment date and (y) the volume weighted average price of the common stock on the trading day immediately preceding the installment date; provided, that the amount determined in this clause (ii) shall in no event be less than $0.05.

At any time after the issuance of the notes, the notes will be convertible at the election of the holder into shares of common stock at a conversion price equal to 110% of the quotient of (i) the sum of the volume-weighted average price of the Common Stock on each of the three (3) consecutive trading days ending and including the trading day ended immediately preceding the issuance date, divided by (ii) three (3), subject to adjustment as provided in the notes. Conversion of the notes is subject to a blocker provision which prevents any holder from converting into shares of common stock if its beneficial ownership of the common stock would exceed 4.99% (subject to adjustment not to exceed 9.99%) of our issued and outstanding common stock.

Further, we issued Series C Warrants exercisable to acquire 6,778,619 shares of common stock, which number is equal to 85% of the number of shares of common stock into which the notes are initially convertible. On December 31, 2017, the number of shares issuable upon exercise of the Series C Warrants will be increased by such number of shares equal to 75% of the difference of (i) the quotient of (x) the product of (A) the exercise price as of the date of issuance (as adjusted for certain events) multiplied by (B) the number of shares issued upon the conversion or exercise of any note or Series C Warrant (“Warrant Shares”)  as of the date of issuance (as adjusted for certain events), divided by (y) the volume-weighted average price of the common stock on the maturity date, less (ii) the number of Warrant Shares as of the date of issuance (as adjusted for certain events). Although we have the option to settle the principal payments on the notes in cash and certain conversion and exercise restrictions are placed upon the holders of the notes and Series C Warrants, the issuance of material amounts of common stock by us would cause our stockholders to experience significant dilution in their investment in our Company.

Our obligations to the holders of our notes are secured by a security interest in substantially all of our assets, so if we default on those obligations, the note holders could foreclose on our assets.

Our obligations under the notes and the transaction documents relating to the notes are secured by a first priority security interest in substantially all of our assets. As a result, if we default under our obligations under the notes or the transaction documents, the holders of the notes, acting through their appointed agent, could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.

The holders of the notes have certain additional rights upon an event of default under the notes which could harm our business, financial condition and results of operations and could require us to reduce or cease or operations.

Under the notes, the holders have certain rights upon an event of default. Such rights include (i) the remaining principal amount of the notes bearing interest at a rate of 15% per annum, (ii) receipt of payment in cash of an amount equal to (x) the remaining principal amount of the notes, accrued and unpaid interest and accrued and unpaid Late Charges (as defined in the notes) on such principal and interest, multiplied by (y) the redemption premium, equal to 118%, in addition to any and all other amounts due thereunder and (iii) the holder having the right to demand redemption of all or a portion of the notes, as described below. At any time after certain notice requirements for an event of default are triggered, a holder of notes may require us to redeem all or any portion of the note by delivering written notice. Each portion of the note subject to redemption would be redeemed by us in cash by wire transfer of immediately available funds at a price equal to the greater of (x) 118% of the principal amount being redeemed or (y) the product of (A) the conversion rate then in effect multiplied by (B) 118% of the volume weighted average price of the common stock on any trading day during the period commencing on the date immediately preceding such event of default and ending on the date such redemption payment is made. We may not have sufficient funds to settle the redemption price and, as described above, this could trigger rights under the security interest granted to the holders and result in the foreclosure of their security interests and liquidation of some or all of our assets.

The exercise of any of these rights upon an event of default could substantially harm our financial condition and force us to reduce or cease operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit No.		Description

10.1	(1)	Securities Purchase Agreement, dated as of June 6, 2016

10.2	(2)	Form of Senior Secured Convertible Note

10.3	(3)	Form of Warrant

10.4	(4)	Form of Security and Pledge Agreement

31.1	**	Certification by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.
***	Furnished herewith.

(1)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

(1)	Filed as Exhibit A to the Securities Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

(1)	Filed as Exhibit B to the Securities Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

(1)	Filed as Exhibit C to the Securities Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

DELCATH SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2016	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

DELCATH SYSTEMS, INC.

Exhibit Index

Exhibit No.		Description

10.1	(1)	Securities Purchase Agreement, dated as of June 6, 2016

10.2	(2)	Form of Senior Secured Convertible Note

10.3	(3)	Form of Warrant

10.4	(4)	Form of Security and Pledge Agreement

31.1	**	Certification by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

**	Filed herewith.
***	Furnished herewith.

(1)	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

(2)	Filed as Exhibit A to the Securities Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

(3)	Filed as Exhibit B to the Securities Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

(4)	Filed as Exhibit C to the Securities Purchase Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 7, 2016 and incorporated by reference

a