Form 10-Q
period 2016-09-30
DELCATH SYSTEMS, INC.
filed 2016-11-10
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 10, 2016, 2,197,431 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,689	$12,607
Restricted cash	23,737	—
Accounts receivables, net	342	277
Inventories	600	757
Prepaid expenses and other current assets	310	960
Deferred financing costs	489	—
Total current assets	29,167	14,601
Restricted cash, net of current portion	6,550	—
Deferred financing costs, net of current portion	122	—
Property, plant and equipment, net	1,141	1,132
Total assets	$36,980	$15,733

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$182	$284
Accrued expenses	2,701	2,243
Warrant liability	22,502	3,785
Total current liabilities	25,385	6,312
Convertible notes payable, net of debt discount	6,413	—
Deferred Revenue	31	—
Other non-current liabilities	665	820
Total liabilities	32,494	7,132

Commitments and Contingencies	—	—

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 1,541,043 and 1,396,348 shares issued and 1,521,933 and 1,360,239 shares outstanding at September 30, 2016 and December 31, 2015, respectively*	15	14
Additional paid-in capital	275,245	269,863
Accumulated deficit	(270,703)	(261,217)
Treasury stock, at cost; 110 shares at September 30, 2016 and December 31, 2015, respectively*	(51)	(51)
Accumulated other comprehensive income	(20)	(8)
Total stockholders' equity	4,486	8,601
Total liabilities and stockholders' equity	$36,980	$15,733
*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$435	$399	$1,316	$1,308
Cost of goods sold	112	90	373	360
Gross profit	323	309	943	948

Operating expenses:
Selling, general and administrative	2,361	2,276	7,025	7,818
Research and development	2,686	1,683	5,975	4,112
Total operating expenses	5,047	3,959	13,000	11,930
Operating loss	(4,724)	(3,650)	(12,057)	(10,982)
Change in fair value of the warrant liability, net	8,680	1,253	9,171	1,414
Interest income (expense)	(4,963)	(14)	(6,584)	(39)
Other income (expense)	2	(11)	(15)	(4)
Net loss	$(1,005)	$(2,422)	$(9,485)	$(9,611)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	(4)	(12)	(12)
Comprehensive loss	$(1,007)	$(2,426)	$(9,497)	$(9,623)

Common share data:
Basic and diluted loss per common share*	$(0.66)	$(1.96)	$(6.38)	$(10.75)

Weighted average number of basic and diluted common shares outstanding*	1,521,927	1,233,086	1,486,986	893,819
*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,485)	$(9,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	138	255
Restricted stock compensation expense	228	189
Depreciation expense	232	504
Loss on disposal of equipment	1	2
Warrant liability fair value adjustment	(9,171)	(1,414)
Non-cash interest income	(1)	(1)
Deferred revenue	31	—
Debt discount and deferred finance costs amortization	6,567	—
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	610	306
Increase in accounts receivable	(94)	(135)
Decrease (increase) in inventories	190	(62)
Increase (decrease) in accounts payable and accrued expenses	312	(2,056)
Decrease in other non-current liabilities	(155)	(165)
Net cash used in operating activities	(10,597)	(12,188)

Cash flows from investing activities:
Purchase of property, plant and equipment	(245)	(129)
Increase in restricted cash	(1,087)	—
Proceeds from sales of property, plant and equipment	—	2
Net cash used in investing activities	(1,332)	(127)

Cash flows from financing activities:
Increase in restricted cash	(29,200)	—
Net proceeds from convertible debt financing	31,436	—
Net proceeds from sale of stock and exercise of warrants	704	8,674
Net cash provided by financing activities	2,940	8,674
Foreign currency effects on cash and cash equivalents	71	(162)
Net decrease in cash and cash equivalents	(8,918)	(3,803)

Cash and cash equivalents:
Beginning of period	12,607	20,469
End of period	$3,689	$16,666

Supplemental non-cash activities:
Fair value of warrants issued	$28,133	$4,247
Fair value of warrants exercised	$245	$123

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months and nine months ended September 30, 2016 and 2015 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Description of Business

Delcath Systems, Inc. is an interventional oncology Company focused on the treatment of primary and metastatic liver cancers. Our investigational product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS) —is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our system is in early-stage commercial development under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT®), where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our primary research focus is on ocular melanoma liver metastases (mOM), intrahepatic cholangiocarcinoma (ICC), hepatocellular carcinoma (HCC or primary liver), and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program (CDP) for CHEMOSAT/Melphalan/HDS is comprised of: The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma, a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a Global Phase 2 clinical trial program investigating Melphalan/HDS with and without sorafenib in HCC and Melphalan/HDS in ICC. Our CDP also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in HCC and colorectal cancer liver metastases (mCRC)..

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $270.7 million at September 30, 2016. As shown in the accompanying financial statements during the three months and nine months ended September 30, 2016, the Company incurred net losses of $1.0 million and $9.5 million, respectively, and during the nine months ended September 30, 2016 used $10.6 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has incurred losses since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. As a result of issuing $35.0 million in senior secured convertible notes in June 2016, management believes that its capital resources are adequate to fund operations through the end of 2017. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the

Company are subject to certain risks and uncertainties, including, among others, uncertainties and risks related to clinical research, product development; regulatory approvals; technology; patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing; marketing and sales experience; and dependence on key personnel.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2016 and 2015; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the accompanying condensed consolidated balance sheets. On June 13, 2016, the Company issued $35.0 million in senior secured convertible notes and received $32.2 million in cash proceeds. Under the terms of the notes, at closing, an initial tranche of $3.0 million was available for immediate use by the Company for general corporate purposes. The remaining cash proceeds of $29.2 million will be available in a tranche of $3.0 million on December 31, 2016 (‘First Release Date”) and the remainder of $26.2 million in four equal tranches to be released quarterly, beginning in January 2017 (“Subsequent Release Dates”), pursuant to an account control agreement whereby the restrictions on the proceeds are terminated when the Company meets certain equity conditions. The terms of the Notes are discussed in more detail in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The cash is deposited in an account that is not FDIC insured.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2016	December 31, 2015
Raw materials	$313	$360
Work-in-process	171	251
Finished goods	116	146
Total inventory	$600	$757

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2016	December 31, 2015
Insurance premiums	$85	$625
Kits for clinical use	—	162
Security deposit	49	74
Other[1]	176	99
Total prepaid expenses and other current assets	$310	$960

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at September 30, 2016 and December 31, 2015.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	September 30, 2016	December 31, 2015
Buildings and land	$556	$556
Enterprise hardware and software	1,529	1,520
Leaseholds	1,520	1,305
Equipment	933	902
Furniture	355	355
Property, plant and equipment, gross	4,893	4,638
Accumulated depreciation	(3,752)	(3,506)
Property, plant and equipment, net	$1,141	$1,132

Depreciation expense for the three months and nine months ended September 30, 2016 was approximately $$0.1 million and $0.2 million, respectively, as compared to approximately $0.1 million and 0.5 million, respectively, for the same periods in 2015.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2016	December 31, 2015
Compensation, excluding taxes	$928	$692
Clinical trial expenses	782	219
Professional fees	234	391
Short-term portion of lease restructuring	209	220
Other[1]	548	721
Total accrued expenses	$2,701	$2,243

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at September 30, 2016 and December 31, 2015.

(6)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of September 30, 2016, the total remaining lease restructuring liability for its leased office space was approximately $0.9 million, of which approximately $0.2 million and $0.7 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of September 30, 2016:

(in thousands)	Lease Liability
Reserve balance at December 31, 2015	$1,039
Charges	—
Payments/Utilizations	(165)
Reserve balance at September 30, 2016	$874

(7)	Convertible Notes Payable

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

As security for the Company’s obligations under the Notes, $29.2 million of the total net cash proceeds is subject to a cash covenant restricting its use and requiring it to be held in a Master Restricted Account (“Master Restricted Account”) established in accordance with and pursuant to the terms and conditions of an account control agreement between the Company, the Buyers and Silicon Valley Bank (a “Controlled Account Agreement”). Subsequently, $3.0 million of the restricted cash shall become unrestricted cash on the 20th trading day after the later of the stockholder approval of the transaction in accordance with NASDAQ rules (as described below), or the six-month anniversary of the closing date (such 20th trading day, the “Trigger Date”). Thereafter, subject to certain equity conditions, the remaining $26.2 million of restricted cash will become unrestricted in equal quarterly installments starting the 30th trading day after the Trigger Date, such that the balance will become unrestricted by the maturity date of the Notes,  December 29, 2017, subject to satisfaction of certain conditions contained in the Notes.

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

As a result of the Notes including a feature such that the conversion price is based upon a formula which includes discounts to the market price of the common stock as well as having a lower effective conversion price considering the issuance discount and the value allocated to the Series C Warrants, the Company has recognized a beneficial conversion feature of $4.4 million. The original issue discount, the beneficial conversion feature, and the fair value of the issuance of the Series C Warrants are collectively considered the debt discount. The Company recorded a debt discount in the amount of $35.0 million which is being amortized over the life of the Notes using the effective interest method. As of September 30, 2016, $10.1 million of the debt discount has been amortized to interest expense. In addition to the debt discounts listed above, the Notes also include put options in the event of default and change in control as defined in the Notes. The value of such options was zero as the probability for such events was remote as of the issuance date and at September 30, 2016. All debt issuance costs are accounted for as a deferred asset and will be amortized over the life of the Notes.

The following table summarizes the convertible notes outstanding at September 30, 2016:

(in thousands)
Convertible notes payable, principal	$35,000
Debt discounts	(28,587)
Net convertible note payable	$6,413

(8)	Stockholders’ Equity

Stock Issuances

Reverse Stock Split

On July 19, 2016, shareholders of the Company approved, through a shareholder vote, an amendment to the Company’s Amended and Restated Certificate of Incorporation authorizing the Board of Directors to effect a reverse stock split of Delcath’s common stock at a ratio within a range of one-for-ten (1:10) to one-for-twenty (1:20). The reverse stock split became effective on July 21, 2016 at which time Delcath’s common stock began trading on the NASDAQ Stock Exchange on a one-for-sixteen (1:16) split-adjusted basis. All owners of record as of the open of the NASDAQ market on July 21, 2016 received one issued and outstanding share of Delcath common stock in exchange for sixteen issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-sixteen exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

In addition, shareholders of the Company also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 170,000,000 to 500,000,000. The previously discussed reverse stock split had no impact on the increase in authorized shares.

 At-the-Market (“ATM”) Programs

In March 2013, the Company entered into an agreement with Cowen and Company LLC (“Cowen”) to sell shares of the Company’s common stock, par value $.01 per share, from time to time, through an ATM equity offering program having aggregate sales proceeds of $50.0 million, under which Cowen will act as sales agent. During the nine months ended September 30, 2016, the Company sold an additional 3,100 shares for net proceeds of approximately $17,500. The shares were issued pursuant to an effective registration statement on Form S-3 (333-187230). The net proceeds will be used for general corporate purposes, including, but not limited to, commercialization of our products, obtaining regulatory approvals, funding of our clinical trials, capital expenditures and working capital. As of September 30, 2016, this program is no longer active.

Warrants

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At September 30, 2016, the 2013 Warrants were exercisable at $112.64 per share with approximately 37,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At September 30, 2016, the February 2015 Warrants were exercisable at $3.90 per share with approximately 69,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of approximately 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to approximately 0.4 million common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to approximately 0.6 million common shares (“Series B Warrants”) and 0.4 million Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the Series A and Series B Warrants. During the nine months ended September 30, 2016, approximately 0.1 million Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. The exercise price of the Series A Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At September 30, 2016, the Series A Warrants were exercisable at $3.90 with approximately 0.5 million warrants outstanding. The Series A Warrants have a five-year term.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35.0 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase 6.8 million additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the Series C Warrants. On December 31, 2017, the number of Warrant Shares issuable upon exercise of the Series C Warrants will be increased by such number of Warrant Shares equal to 75% of the difference of (i) the quotient of (A) the product of (x) the exercise price as of the date of issuance (as adjusted for certain events) multiplied by (y) the number of Warrant Shares as of the date of issuance (as adjusted for certain events), divided by (B) the volume-weighted average price of the Common Stock on the maturity date, less (ii) the number of Warrant Shares as of the date of issuance (as adjusted for certain events). At September 30, 2016, The Series C Warrants were exercisable at $4.83 with approximately 6.8 million warrants outstanding. The Series C Warrants will be exercisable by the holder beginning one year after the closing date and continuing for a period of five years thereafter.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 11,719 and 200,391 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In July 2016, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 106,250 shares, from 94,141 to 200,391 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of September 30, 2016 there were 120,883 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three months and nine months ended September 30, 2016, the Company recognized compensation expense of approximately $24,000 and $0.1 million, respectively, relating to stock options granted to employees. For the same period in 2015, the Company recognized compensation expense of approximately $0.1 million and $0.3 million, respectively. There were no stock options awards granted during the nine months ended September 30, 2016. There were approximately 32,765 stock option awards granted during the same period in 2015.

For the three months and nine months ended September 30, 2016, the Company recognized compensation expense of approximately $38,000 and $0.2 million, respectively, relating to restricted stock granted to employees.  For the same period in 2015, the Company recognized compensation expense of approximately $0.1 million and $0.2 million, respectively. There were — shares of restricted stock granted during the nine months ended September 30, 2016. There were approximately 36,000 shares of restricted stock awards granted for the same period in 2015.

(9)	Fair Value Measurements

Derivative Warrant Liability

As disclosed in Note 8 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company allocated part of the proceeds of public offerings in 2013 and 2015 of the Company’s common stock to warrants issued in connection with those transactions. In addition, the Company recognized a discount to debt related to the initial fair value of warrants issued in connection with the June 2016 Convertible Notes discussed in further detail in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The valuation of the October 2013, February 2015, Series A and Series C warrants (collectively, the “Warrants”) was determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain provisions relating to price adjustments and potential cash payments, as well as the holders’ ability to exercise the warrants within twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

For the three months and nine months ended September 30, 2016, the Company recorded pre-tax derivative warrant income of $8.7 million and pre-tax derivative income of $9.2 million, respectively. The resulting derivative warrant liabilities totaled $22.5 million at September 30, 2016.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2016 was determined by using option pricing models with the following assumptions:

	Series C Warrants	Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	91.93%	96.65%	99.65%	91.70%
Risk-free interest rates	1.28%	1.01%	0.95%	0.76%
Expected life (in years)	5.70	3.81	3.38	2.08

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2016
Liabilities
Derivative instrument liabilities	$—	$—	$22,502	$22,502

For the periods ended September 30, 2016 and 2015, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the nine months ended September 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2015	$3,785
Total change in the liability included in earnings	(9,171)
Fair value of warrants issued	28,133
Fair value of warrants exercised	(245)
Balance at September 30, 2016	$22,502

(10)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2016 and 2015 because their effects would be anti-dilutive:

	September 30,
	2016	2015
Stock options	41,356	47,884
Unvested restricted shares	19,000	36,006
Warrants	7,427,510	1,128,688
Total	7,487,866	1,212,578

(11)	Taxes

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

On September 30, 2016 the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as Underwriter (the “Underwriter”). The Underwriting Agreement provided for the sale to the Underwriter of 425,000 units consisting of 425,000 shares of the Company’s common stock, par value $0.01 per share (the

“Common Stock”), and 148,750 warrants at price of $3.00 per unit. The offering closed on October 5, 2016. The warrants are exercisable beginning on the date of issuance and will expire on October 5, 2021. The exercise price of the warrants is $3.00 per share of Common Stock, subject to certain adjustments. The net proceeds to the Company from the offering are approximately $1.1 million after underwriting discounts and commissions and other estimated offering expenses payable by the Company, and excluding any proceeds the Company may receive upon exercise of the warrants issued in the offering. As a result, the exercise price of the February 2015 Warrants and the Series A Warrants has been adjusted to $2.99.

.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2016 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending September 30, 2016 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2015  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Company Overview

Delcath Systems, Inc. is an interventional oncology Company focused on the treatment of primary and metastatic liver cancers. Our investigational product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS) —is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our system is in early-stage commercial development under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT®), where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our primary research focus is on ocular melanoma liver metastases (mOM), intrahepatic cholangiocarcinoma (ICC), hepatocellular carcinoma (HCC or primary liver), and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program (CDP) for CHEMOSAT/Melphalan/HDS is comprised of: The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma, a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a Global Phase 2 clinical trial program investigating Melphalan/HDS with and without sorafenib in HCC and Melphalan/HDS in ICC. Our CDP also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in HCC and colorectal cancer liver metastases (mCRC).

The direction and focus of our CDP for CHEMOSAT/Melphalan/HDS is informed by prior clinical development conducted between 2004 and 2010, non-clinical commercial CHEMOSAT cases performed on approximately 150 patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research, development, early European commercial and U.S. regulatory activity has led to the implementation of several safety improvements to our product and the associated medical procedure.

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

Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that CHEMOSAT/Melphalan/HDS represents a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver. We believe that CHEMOSAT/Melphalan/HDS is uniquely positioned to treat the entire liver either as a stand-alone therapy or as a complement to other therapies.

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

Ocular Melanoma

Ocular melanoma is one of the cancer histologies with a high likelihood of metastasizing to the liver. We estimate that up to 5,000 cases of ocular melanoma are diagnosed in the U.S. and Europe annually, and that approximately 55% of these patients will develop metastatic disease. Of metastatic cases of ocular melanoma, we estimate that approximately 90% of patients will development liver involvement. Once ocular melanoma has spread to the liver, current evidence suggests median overall survival for these patients is generally six to eight months. Currently there is no standard of care for patients with ocular melanoma liver metastases. As a result, we estimate that up to 2,200 patients with ocular melanoma liver metastases in the U.S. and Europe may be eligible for treatment with the Melphalan/HDS.

Hepatocellular Carcinoma (HCC) and Intrahepatic Cholangiocarcinoma (ICC)

Hepatobiliary cancers---including HCC and ICC---are among the most prevalent and lethal forms of cancer. According to GLOBOCAN and the ACS, an estimated 76,000 new cases of primary liver cancers are diagnosed in the U.S. and Europe annually. Approximately 90% of these patients are diagnosed with HCC. Excluding patients who are eligible for surgical resection or certain focal treatments, we estimate that approximately 15,000 patients with HCC in the U.S. and Europe may be eligible for treatment with Melphalan/HDS. We estimate that an additional 9,000 patients diagnosed with ICC may also be eligible for treatment with Melphalan/HDS. According to the ACS, the overall five-year survival rate for liver cancer patients in the U.S is approximately 17%, compared with 68% for all cancers diagnosed in 2004-2010. Globally, with 782,000 new cases in 2012, HCC was the fifth most common cancer in men and the ninth in women according to GLOBOCAN. GLOBOCAN estimates indicate that HCC was responsible for 746,000 deaths in 2012 (9.1% of the total cancer deaths), making it the second most common cause of death from cancer worldwide.

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

ICC is the second most common primary liver tumor and accounts for 3% of all gastrointestinal cancers and 15% of HCC cases diagnosed in the U.S. and Europe annually.  Outside of resection, which is the only cure for ICC, there is currently no standard of care (SOC). Based on third party research we believe that 90% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain focal interventions. We estimate that approximately 9,000 ICC patients in the U.S. and Europe annually could be candidates for treatment with Melphalan/HDS, which we believe represents a significant market opportunity.

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

FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the FOCUS Trial) - NCT02678572

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

The FOCUS Trial will be conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Fla. was activated as a participating center in January 2016 with Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, serving as the trial's principal investigator. In October 2016 we announced the addition of several prestigious cancer centers in the United States and Europe, and now have 13 centers open for patient enrollment in the FOCUS trial. We intend to include approximately 30 leading cancer centers in the United States and Europe in the FOCUS Trial.

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

Protocol 201 NCT02406508– Conducted in the U.S., this trial will assess the safety and efficacy of Melphalan/HDS followed by sorafenib. The trial will evaluate overall response rate via modified Response Evaluation Criteria in Solid Tumors (mRECIST), progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life.

Protocol 202 NCT02415036– Conducted in Europe, this trial will assess the safety and efficacy of Melphalan/HDS without sorafenib. The trial will also evaluate overall response rate via mRECIST criteria, progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life.

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

European Clinical Data Generation

On April 2, 2015 we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and QoL information using observational study methods. A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure. Our registry is gathering data in multiple tumor types from commercial cases performed by participating cancer centers in Germany, the United Kingdom, and the Netherlands.  Data on approximately 20 patients, all of whom have ocular melanoma, have been entered thus far. Enrollment in this registry continues and with a variety of tumor types to be entered. Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  However, we believe the Patient Registry will provide a valuable data repository from a commercial setting that can be used to identify further clinical development opportunities, support clinical adoption and reimbursement in Europe, and support global Health Authority submissions.

Recent Data Presentations & Publications

In September 2016, we announced that data from two studies supporting CHEMOSAT were presented at the Cardiovascular and Interventional Radiology Society of Europe (CIRSE) annual meeting. The first study, Secondary Resectability of Ocular Melanoma Liver Metastases (OMLM) Following Percutaneous Hepatic Perfusion (PFP) by M. Zeile, et al. of the Asklepios Barmbek Clinic in Hamburg, Germany, evaluated 7 patients with unresectable ocular melanoma liver metastases treated with CHEMOSAT. There were 12 CHEMOSAT procedures administered in total, with a median of 2 cycles per patient, and a range of 1 to 3. The objective response rate after 1-2 treatments was 71.4%. Two patients showed secondary resectability on imaging after completing two treatments and remain alive for over 26 months following resections. Progression free survival was 9.9 months and hepatic progression free survival was 11.2 months. Median survival for the study has not yet been reached, but is higher than 16.9 months. There were no adverse events of grade 3 or higher. Investigators concluded that CHEMOSAT is safe to use in these patients and that significant downsizing of ocular melanoma liver metastases can be achieved with CHEMOSAT. These researchers concluded that if these promising results were further validated it “may lead to a new standard of therapy for the treatment of patients with ocular melanoma liver metastases.”

The second study, Percutaneous Isolated Hepatic Perfusion (Chemosaturation) In Patients With Primary Or Secondary Liver Tumours: Experience In 20 Patients, by S. Marquardt et al., of Hanover Medical School in Hanover, Germany, retrospectively evaluated patients with advanced disease from primary or metastatic cancers of the liver. The local response rate (stable disease or partial response) was 80%. Mean progression free survival was 3.2 months. The investigators reported no major complications and that bone marrow suppression was common but controllable. The investigators concluded that patients with primary or secondary liver tumors that have disease progression under standard therapy “may profit from PHP with Melphalan,” that technical execution is problem-free, and complications are manageable.

In October 2016, we announced that a review of research conducted with CHEMOSAT has been accepted for publication by the prestigious medical journal, Advances in Therapy. The retrospective study, "Chemosaturation Percutaneous Hepatic Perfusion: A Systemic Review," was conducted by a team led by Dr. Arndt Vogel of the University of Hanover in Germany, and resulted from a CHEMOSAT Experts Forum convened by Delcath in February 2015. The study is expected to be published in early 2017.  In July 2016, we announced that a review of clinical research treatment outcomes using Melphalan/HDS in patients with hepatic metastases has been accepted for publication in the prestigious journal, Cancer Control.  Results of the study, "Chemosaturation with Percutaneous Hepatic Perfusion in Patients with Unresectable Hepatic Metastases: Review of Outcomes," by Evan S. Glazer, M.D., Ph.D. and Jonathan S. Zager, M.D., FACS of Moffitt Cancer Center, are scheduled to be published in the January 2017 edition of Cancer Control.

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

Hospitals in Germany began to negotiate with insurers to obtain reimbursement rates for CHEMOSAT procedures in February 2016. Hospitals in several regions in Germany have concluded negotiations and have obtained favorable rates. Until the ZE reimbursement rates negotiation process is complete, we expect that Individual Funding Requests (IFRs) will continue to be the primary reimbursement vehicle in the German market. IFRs are case-by-case appeals for reimbursement made to the patient’s insurance carrier (“sickness funds”). While each IFR is evaluated independently, the majority of these applications are being approved.

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

Recent Financing

In June 2016, we announced a Securities Purchase Agreement to issue $35.0 million of senior convertible notes (the “Notes”) and related common stock purchase warrants.  The Notes were issued at an 8% original issue discount. The aggregate proceeds of $32.2 million will be used to fund our ongoing operations, commercial activities and clinical development programs, including our global Phase 3 FOCUS Trial and our global Phase 2 HCC/ICC program. We believe this committed financing will provide us with the resources to execute our clinical development program through the end of 2017, while also supporting our commercialization efforts in Europe. Of the net proceeds, $3.0 million was available immediately and the balance of $29.2 million is held in certain control accounts.

Results of Operations for the three months and nine months ended September 30, 2016; Comparisons of Results of Operations for the three months and nine months ended September 30, 2015

Three months ended September 30, 2016 and September 30, 2015

Revenue

The Company recorded approximately $0.4 million in revenue related to product sales in each of the three months ended September 30, 2016 and 2015.

Cost of Goods Sold

During each of the three months ended September 30, 2016 and 2015, the Company recorded cost of goods sold of approximately $0.1 million.

Selling, General and Administrative Expenses

For the three month periods ended September 30, 2016 and 2015, selling, general and administrative expenses were $2.4 million and $2.3 million, respectively. The $0.1 million increase is attributable to a slight increase in facility and professional expenses.

Research and Development Expenses

For the three month periods ended September 30, 2016 and 2015, research and development expenses increased to $2.7 million from $1.7 million, primarily due to the initiation of our Phase 3 trial during 2016 which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to:

1. the restructuring lease liability discussed in Note 6 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q; and

2. the amortization of debt discounts discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2016, of $1.0 million, a decrease of $1.4 million, or 58.5%, compared to a net loss of $2.4 million for the same period in 2015. This decrease in net loss is primarily due to a $7.4 million change in the fair value of the warrant liability, a non-cash item. This was partially offset by an $4.9 million increase in interest expense primarily related to the amortization of debt discounts discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and a $1.1 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives.

Nine months ended September 30, 2016 and September 30, 2015

Revenue

The Company recorded approximately $1.3 million in revenue related to product sales during each of the nine months ended September 30, 2016 and 2015.

Cost of Goods Sold

During each of the nine months ended September 30, 2016 and 2015, the Company recorded cost of goods sold of approximately $0.4 million.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2016 and 2015, selling, general and administrative expenses were $7.0 million and $7.8 million, respectively. The $0.8 million improvement is primarily attributable to a reduction in corporate expenses and depreciation, as well as a reduction in facility expenses related to the lease restructurings discussed in Note 6 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Research and Development Expenses

For the nine months ended September 30, 2016 and 2015, research and development expenses increased to $6.0 million from $4.1 million, primarily due to the initiation of our Phase 3 trial during 2016 which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to:

1. an ongoing Revolving Line Facility Fee as required by the Loan and Security Agreement signed with Silicon Valley Bank in 2012 and discussed in Note 11 to the Company’s audited financial statements contained in the 2015 Annual Report on Form 10-K;

2. the restructuring lease liability discussed in Note 6 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q; and

3. the amortization of debt discounts discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the nine months ended September 30, 2016 of $9.5 million, a decrease of $0.1 million, or 1.3%, compared to a net loss of $9.6 million for the same period in 2015. This decrease in net loss is primarily due to a $7.8 million change in the fair value of the warrant liability, a non-cash item. This was partially offset by a $6.6 million increase in interest expense primarily related to the amortization of debt discounts discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q and a $1.1 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives.

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

At September 30, 2016, the Company had cash and cash equivalents totaling $3.7 million, as compared to cash and cash equivalents totaling $12.6 million and $16.7 million at December 31, 2015 and September 30, 2015, respectively. In addition, the Company has $30.3 million in restricted cash primarily related to the Convertible Notes discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2016 the Company used $10.6 million of cash in its operating activities, which compares to $12.2 million used for operating activities during the comparable period in 2015.  The decrease of $1.6 million is primarily driven by a reduction in cash payments related to severance, bonus and lease restructuring liabilities. The Company believes that its capital resources are adequate to fund its operating activities through the end of 2017.

Our consolidated financial statements as of September 30, 2016 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future.

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

The Company has funded its operations through a combination of private placements of its securities, public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, and 2016, registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by issuing convertible notes in 2016. For a detailed discussion of the Company’s various sales of securities see Note 8 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At September 30, 2016, the 2013 Warrants were exercisable at $112.64 per share with approximately 37,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions.

At September 30, 2016, the February 2015 Warrants were exercisable at $3.90 per share with approximately 69,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to 0.4 million common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 0.6 million common shares (“Series B Warrants”) and 0.4 million Series A Warrants per unit pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the 2015 Series A Warrants and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. During the nine months ended September 30, 2016, approximately 0.1 million Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. At September 30, 2016, the Series A Warrants were exercisable at $3.90 with approximately 0.5 million warrants outstanding. The Series A Warrants have a five-year term.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase 6.8 million additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the Series C Warrants. On December 31, 2017, the number of Warrant Shares issuable upon exercise of the Series C Warrants will be increased by such number of Warrant Shares equal to 75% of the difference of (i) the quotient of (A) the product of (x) the exercise price as of the date of issuance (as adjusted for certain events) multiplied by (y) the number of Warrant Shares as of the date of issuance (as adjusted for certain events), divided by (B) the volume-weighted average price of the Common Stock on the maturity date, less (ii) the number of Warrant Shares as of the date of issuance (as adjusted for certain events). At September 30, 2016, the Series C Warrants were exercisable at $4.83 with approximately 6.8 million warrants outstanding. The Series C Warrants will be exercisable by the holder beginning one year after the closing date and continuing for a period of five years thereafter.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the Series A Warrants, and the Series C Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the nine months ended September 30, 2016, the Company recorded pre-tax derivative instrument income of $9.2 million. The fair value of the Warrants totaled $22.5 million at September 30, 2016. Management expects that the warrants outstanding at September 30, 2016 will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2016 was determined by using option pricing models assuming the following:

	Series C Warrants	Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	91.93%	96.65%	99.65%	91.70%
Risk-free interest rates	1.28%	1.01%	0.95%	0.76%
Expected life (in years)	5.70	3.81	3.38	2.08

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of September 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 10, 2016	DELCATH SYSTEMS, INC.
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