Form 10-Q
period 2017-03-31
DELCATH SYSTEMS, INC.
filed 2017-05-09
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 8, 2017, 167,883,213 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,404	$4,409
Restricted cash	20,737	27,287
Accounts receivables, net	386	403
Inventories	873	660
Prepaid expenses and other current assets	624	698
Deferred financing costs	949	699
Total current assets	29,973	34,156
Property, plant and equipment, net	1,066	1,083
Total assets	$31,039	$35,239

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$699	$594
Accrued expenses	3,548	3,407
Convertible notes payable, net of debt discount	9,290	13,343
Warrant liability	17,513	18,751
Total current liabilities	31,050	36,095
Deferred revenue	30	30
Other non-current liabilities	545	604
Total liabilities	31,625	36,729

Commitments and Contingencies	—	—

Stockholders' deficit
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 118,568,425 and 4,131,527 shares issued and 118,457,971 and 4,112,417 shares outstanding at March 31, 2017 and December 31, 2016, respectively*	1,186	41
Additional paid-in capital	288,862	277,749
Accumulated deficit	(290,520)	(279,188)
Treasury stock, at cost; 110 shares at March 31, 2017 and December 31, 2016, respectively*	(51)	(51)
Accumulated other comprehensive income	(63)	(41)
Total stockholders' deficit	(586)	(1,490)
Total liabilities and stockholders' deficit	$31,039	$35,239
*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Revenue	$743	$370
Cost of goods sold	219	111
Gross profit	524	259

Operating expenses:
Selling, general and administrative	2,415	2,377
Research and development	2,321	1,344
Total operating expenses	4,736	3,721
Operating loss	(4,212)	(3,462)
Change in fair value of the warrant liability, net	1,238	1,672
Interest income (expense)	(8,366)	5
Other income (expense)	8	(28)
Net loss	$(11,332)	$(1,813)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22)	8
Comprehensive loss	$(11,354)	$(1,805)

Common share data:
Basic and diluted loss per common share*	$(0.25)	$(1.25)

Weighted average number of basic and diluted common shares outstanding*	45,084,357	1,455,544
*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock Issued
	$0.01 Par Value		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive loss	Total
Balance at January 1, 2017	4,131,527	$41	(110)	$(51)	$277,749	$(279,188)	$(41)	$(1,490)
Compensation expense for issuance of stock options	—	—	—	—	21	—	—	21
Compensation expense for issuance of restricted stock	91,344	1	—	—	26	—	—	27
Issuance of common stock for payments made in shares on convertible note payable	114,345,554	1,144	—	—	11,066	—	—	12,210
Net loss	—	—	—	—	—	(11,332)	—	(11,332)
Total comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance at March 31, 2017	118,568,425	$1,186	(110)	$(51)	$288,862	$(290,520)	$(63)	$(586)

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(11,332)	$(1,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	21	95
Restricted stock compensation expense	27	138
Depreciation expense	74	87
Loss on disposal of equipment	20	—
Warrant liability fair value adjustment	(1,238)	(1,672)
Non-cash interest income	(2)	(2)
Deferred revenue	—	—
Debt discount and deferred finance costs amortization	8,363	—
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	117	86
Decrease (increase) in accounts receivable	(94)	84
Increase in inventories	(115)	(71)
Increase (decrease) in accounts payable and accrued expenses	401	(696)
Decrease in other non-current liabilities	(59)	(53)
Net cash used in operating activities	(3,817)	(3,817)

Cash flows from investing activities:
Purchase of property, plant and equipment	(58)	(15)
Net cash used in investing activities	(58)	(15)

Cash flows from financing activities:
Net proceeds from the release of restricted cash	6,091	—
Net proceeds from sale of stock and exercise of warrants	—	767
Net cash provided by financing activities	6,091	767
Foreign currency effects on cash and cash equivalents	(221)	3
Net increase (decrease) in cash and cash equivalents	1,995	(3,062)

Cash and cash equivalents:
Beginning of period	4,409	12,607
End of period	$6,404	$9,545

Supplemental non-cash activities:
Conversion of convertible notes	$12,210	$—
Fair value of warrants issued	$—	$183
Fair value of warrants exercised	$—	$245

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2017 and 2016 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of: The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma, a Global Phase 3 clinical trial that is investigating overall survival in mOM, and plan to initiate a registration trial for intrahepatic cholangiocarcinoma (ICC) in the fall of 2017.

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $290.5 million at March 31, 2017. As shown in the accompanying financial statements during the three months ended March 31, 2017, the Company incurred net losses of $11.3 million and during the three months ended March 31, 2017 used $3.8 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2017 and 2016; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2016.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$289	$346
Work-in-process	469	214
Finished goods	115	100
Total inventories	$873	$660

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Insurance premiums	$357	$501
Security Deposit	50	50
Other[1]	217	147
Total prepaid expenses and other current assets	$624	$698

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at March 31, 2017 and December 31, 2016.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Buildings and land	$574	$556
Enterprise hardware and software	1,546	1,532
Leaseholds	1,531	1,504
Equipment	837	940
Furniture	179	354
Property, plant and equipment, gross	4,667	4,886
Accumulated depreciation	(3,601)	(3,803)
Property, plant and equipment, net	$1,066	$1,083

Depreciation expense for the three months ended March 31, 2017 was approximately $0.1 million, as compared to approximately $0.1 million for the same period in 2016.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Compensation, excluding taxes	$418	$933
Clinical trial expenses	1,867	1,365
Professional fees	256	286
Short-term portion of lease restructuring	222	216
Other[1]	785	607
Total accrued expenses	$3,548	$3,407

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at March 31, 2017 and December 31, 2016.

(6)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of March 31, 2017, the total remaining lease restructuring liability for its leased office space was approximately $0.8 million, of which approximately $0.3 million and $0.5 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of March 31, 2017:

(in thousands)	Lease Liability
Reserve balance at December 31, 2016	$820
Charges	—
Payments/Utilizations	(53)
Reserve balance at March 31, 2017	$767

(7)	Convertible Notes Payable

On June 6, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors named on the Schedule of Buyers attached to the SPA pursuant to which the Company issued $35.0 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase additional shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). $35.0 million of the Notes were issued for cash proceeds of $32.2 million with an original issue discount in the amount of $2.8 million. The Notes are secured pursuant to a Security Agreement which creates a first priority security interest in all of the personal property (other than Excluded Collateral (as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future.

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

Under the terms of the Notes, at closing the Company received an initial tranche of $3.0 million for immediate use for general corporate purposes. A second tranche of $3.0 million was released to the Company in December 2016. An additional $6.6 million was released during the three months ended March 31, 2017. Under the terms of warrant repurchase agreements signed in April 2017 and discussed in more detail below, $7.9 million was returned to the holders in exchange for the extinguishment of the Series C Warrants. The remaining cash proceeds of $11.8 million are being held in a restricted account and will be released to the Company from the Company’s restricted accounts in subsequent tranches subject to certain equity conditions, such that the balance will become unrestricted by the maturity date of the Notes, December 29, 2017, subject to satisfaction of certain conditions contained in the Notes.

In connection with the issuance of the Notes under the SPA, the Company also issued Series C Warrants, exercisable to acquire 6.8 million shares of Common Stock. The provisions in the Series C Warrants required the Company to account for the warrants as derivative liabilities. The Company recognized a discount to debt of $27.8 million related to the initial fair value of the Series C Warrants. On April 2, 2017 the Company entered into separate warrant repurchase agreements (the “Warrant Repurchase Agreements”) with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case are to be paid to the respective investor, in exchange for cancellation of the Warrants issued to each investor under the SPA.

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

The Company issued shares of Common Stock as installment payments of principal (including certain early repayments at the option of the holders) under the Notes as follows:

	Number of Shares of Common Stock	Applicable Conversion Price	Reduction in Principal
January 12, 2017	4,113,520	$0.36	$1,478,318
February 10, 2017	15,358,864	$0.20	$3,045,817
March 13, 2017	41,054,082	$0.11	$4,417,830
April 10, 2017	59,171,335	$0.06	$3,621,286

From January 26, 2017 until February 1, 2017, the Company and the holders of the Notes agreed to a temporary reduction in the conversion price thereof to $0.32 per share in order to encourage voluntary conversion of Notes by the holders thereof. The Company issued an aggregate of 1,700,000 shares of Common Stock as a result of such conversions. This resulted in a $0.5 million reduction in principal.

From February 23, 2017 until March 2, 2017, the Company and the holders of the Notes agreed to a temporary reduction in the conversion price thereof to $0.14 per share in order to encourage voluntary conversion of Notes by the holders thereof. The Company issued an aggregate of 900,000 shares of Common Stock as a result of such conversions. This resulted in a $0.1 million reduction in principal.

As a result of the Notes including a feature such that the conversion price is based upon a formula which includes discounts to the market price of the common stock as well as having a lower effective conversion price considering the issuance discount and the value allocated to the Series C Warrants, the Company has recognized a beneficial conversion feature of $4.4 million. The original issue discount, the beneficial conversion feature, and the fair value of the issuance of the Series C Warrants are collectively considered the debt discount. The Company recorded a debt discount in the amount of $35.0 million which is being amortized over the life of the Notes using the effective interest method. As of March 31, 2017, $22.1 million of the debt discount has been amortized to interest expense. In addition to the debt discounts listed above, the Notes also include put options in the event of default and change in control as defined in the Notes. The value of such options was zero as the probability for such events was remote as of the issuance date and at March 31, 2017.

All debt issuance costs are accounted for as a deferred asset and will be amortized over the life of the Notes. As of March 31, 2017, the Company had incurred approximately $1.0 million in debt issuance costs and had amortized approximately $0.5 million of those costs.

The following table summarizes the convertible notes outstanding at March 31, 2017:

(in thousands)
Convertible notes payable, principal	$22,143
Debt discounts	(12,853)
Net convertible note payable	$9,290

(8)	Stockholders’ Equity

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

Warrants

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At March 31, 2017, the 2013 Warrants were exercisable at $112.64 per share with approximately 37,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At March 31, 2017, the February 2015 Warrants were exercisable at $0.14 per share with approximately 30,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of approximately 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to approximately 0.4 million common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to approximately 0.6 million common shares (“Series B Warrants”) and 0.4 million Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the Series A and Series B Warrants. During the three months ended March 31, 2016, approximately 0.1 million Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. The exercise price of the Series A Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At March 31, 2017, the Series A Warrants were exercisable at $0.14 with approximately 0.3 million warrants outstanding. The Series A Warrants have a five-year term.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35.0 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase 6.8 million additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the Series C Warrants. On April 2, 2017 the Company entered into Warrant Repurchase Agreements with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case are to be paid to the respective investor, in exchange for cancellation of the Series C Warrants issued to each investor under the SPA.

In October 2016, the Company completed the sale of 425,000 shares of its common stock and the issuance of warrants to purchase 148,750 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At March 31, 2017, the October 2016 Warrants were exercisable at $0.14 per share with 0.1 million warrants outstanding.  The October 2016 Warrants have a five-year term.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 11,719 and 200,391 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In July 2016, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 106,250 shares, from 94,141 to 200,391 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of March 31, 2017 there were 15,724 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three months ended March 31, 2017, the Company recognized compensation expense of approximately $21,000 relating to stock options granted to employees. For the same period in 2016, the Company recognized compensation expense of approximately $0.1 million. There were 15,000 stock options awards granted during the three months ended March 31, 2017. There were no stock option awards granted during the same period in 2016.

For the three months ended March 31, 2017, the Company recognized compensation expense of approximately $27,000 relating to restricted stock granted to employees.  For the same period in 2016, the Company recognized compensation expense of approximately $0.1 million. There were 92,250 shares of restricted stock granted during the three months ended March 31, 2017. There were approximately 4,687 shares of restricted stock awards granted for the same period in 2016.

(9)	Fair Value Measurements

Derivative Warrant Liability

As disclosed in Note 8 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company allocated part of the proceeds of public offerings in 2013, 2015 and 2016 of the Company’s common stock to warrants issued in connection with those transactions. In addition, the Company recognized a discount to debt related to the initial fair value of warrants issued in connection with the June 2016 Convertible Notes discussed in further detail in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The valuation of the October 2013, February 2015, July 2015 Series A, June 2016 Series C and October 2016 warrants (collectively, the “Warrants”) were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain provisions relating to price adjustments and potential cash payments, as well as the holders’ ability to exercise the warrants within twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

For the three months ended March 31, 2017, the Company recorded pre-tax derivative warrant income of $1.2 million. The resulting derivative warrant liabilities totaled $17.5 million at March 31, 2017.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2017 was determined by using option pricing models with the following assumptions:

	October 2016 Warrants	June 2016 Series C Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	100.25%	98.67%	96.16%	95.91%	170.88%
Risk-free interest rates	1.82%	1.93%	1.61%	1.50%	1.19%
Expected life (in years)	4.52	5.21	3.31	2.88	1.58

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2017
Liabilities
Derivative instrument liabilities	$—	$—	$17,513	$17,513

For the periods ended March 31, 2017 and 2016, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the three months ended March 31, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2016	$18,751
Total change in the liability included in earnings	(1,238)
Fair value of warrants issued	—
Fair value of warrants exercised	—
Balance at March 31, 2017	$17,513

(10)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2017 and 2016 because their effects would be anti-dilutive:

	March 31,
	2017	2016
Stock options	55,930	47,024
Unvested restricted shares	110,339	36,000
Warrants	7,216,020	648,872
Total	7,382,289	731,896

(11)	Taxes

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

On April 2, 2017, the Company entered into separate Warrant Repurchase Agreements with each of the investors named on the Schedule of Buyers attached to the Company’s Securities Purchase Agreement with those investors, dated June 6, 2016 (the “SPA). Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7,876,312, which funds in each case were paid to the respective investor, in exchange for cancellation of the Warrants issued to each investor under the SPA. The Company anticipates that the cash remaining in the Controlled Accounts after this transaction will be sufficient to fund its operating activities through the end of 2017.

The cancellation of the Warrants as a result of these Warrant Repurchase Agreements represents the extinguishment of a liability from the Company’s balance sheet as of the end of fiscal year 2016 of approximately $18.0 million, which will resolve the shortfall by the Company in meeting its minimum shareholder equity continued listing requirement for the Nasdaq Capital Market as of December 31, 2016, as reflected in its annual financial statements set forth in its Annual Report on Form 10-K.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K to provide an understanding of its results of operations, financial condition and cash flows.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2017 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending March 31, 2017 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2016  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this report as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s 2016 Annual Report on Form 10-K.

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

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of: The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma, a Global Phase 3 clinical trial that is investigating overall survival in mOM, and plan to initiate a registration trial for intrahepatic cholangiocarcinoma (ICC) in the fall of 2017.

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

Cancers in the Liver – A Significant Unmet Need

Cancers of the liver remain a major unmet medical need globally.  According to GLOBOCAN and American Cancer Society (ACS) Facts & Figures 2008, approximately 1.2 million patients globally are diagnosed each year with primary liver cancer or cancer that has metastasized to the liver. According to the American Cancer Society’s (ACS) Cancer Facts & Figures 2017 report, cancer is the second leading cause of death in the United States, with an estimated 600,920 deaths and 1,688,780 new cases expected to be diagnosed in 2017. Cancer is one of the leading causes of death worldwide, accounting for approximately 8.2 million deaths and 14.1 million new cases in 2012 according to GLOBOCAN. The financial burden of cancer is enormous for patients, their families and society. The Agency for Healthcare Quality and Research estimates that the direct medical costs (total of all healthcare expenditures) for cancer in the U.S. in 2014 was $87.8 billion. The liver is often the life-limiting organ for cancer patients and one of the leading causes of cancer death. Patient prognosis is generally poor once cancer has spread to the liver.

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

Ocular Melanoma

Ocular melanoma is one of the cancer histologies with a high likelihood of metastasizing to the liver. Based on third party research conducted in 2016, we estimate that up to 4,700 cases of ocular melanoma are diagnosed in the United States and Europe annually, and that approximately 55% of these patients will develop metastatic disease. Of metastatic cases of ocular melanoma, we estimate that approximately 90% of patients will develop liver involvement. Once ocular melanoma has spread to the liver, current evidence suggests median overall survival for these patients is generally six to eight months. Currently there is no standard of care (SOC) for patients with ocular melanoma liver metastases. According to our 2016 research, we estimate that approximately 2,000 patients with ocular melanoma liver metastases in the United States and Europe may be eligible for treatment with the Melphalan/HDS.

Hepatocellular Carcinoma (HCC) and Intrahepatic Cholangiocarcinoma (ICC)

Hepatobiliary cancers – including HCC and ICC – are among the most prevalent and lethal forms of cancer. According to GLOBOCAN, an estimated 78,500 new cases of primary liver cancers are diagnosed in the United States and Europe annually. According to the ACS, approximately 40,710 new cases of HCC and ICC will be diagnosed in the United States in 2017. Approximately 75-90% of these patients are diagnosed with HCC. Excluding patients who are eligible for surgical resection or certain focal treatments, we estimate that approximately 15,000 patients with HCC in the United States and Europe may be eligible for treatment with Melphalan/HDS. We estimate that an additional 9,300 patients diagnosed with ICC may also be eligible for treatment with Melphalan/HDS. According to the ACS, the overall five-year survival rate for liver cancer patients in the United States is approximately 18%. For patient diagnosed with a localized stage of disease, the ACS estimates 5-year survival at 31%. The ACS estimates that 5-year survival for all cancers is 68%. Globally, with 782,000 new cases in 2012, HCC was the fifth most common cancer in men and the ninth in women according to GLOBOCAN. GLOBOCAN estimates indicate that HCC was responsible for 746,000 deaths in 2012 (9.1% of the total cancer deaths), making it the second most common cause of death from cancer worldwide.

The prognosis for primary liver cancer is very poor, as indicated by an overall ratio of mortality to incidence of 0.95.  The American Cancer Society’s Cancer Facts & Figures 2017 outlines the treatment options for HCC as follows: “Early stage liver cancer can sometimes be successfully treated with surgery to remove part of the liver (partial hepatectomy); however, few patients have sufficient healthy liver tissue for this option. Liver transplantation may be possible in individuals with small tumors who are not canidates for partial hepatectomy. Other treatment options include tumor ablation (destruction) or embolization (blocking blood flow). Few options exist for patients diagnosed at an advanced stage. Sorafenib (Nexavar®) is a targeted drug approved for the treatment of HCC in patients who are not candidates for surgery and do not have severe cirrhosis.”

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

PHP therapy is performed in an interventional radiology suite in approximately two to three hours. Patients remain in an intensive care or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT/Melphalan/HDS is repeatable, and a new disposable CHEMOSAT/Melphalan/HDS is used for each treatment. Patients treated in clinical are permitted up to six treatments. In non-clinical commercial settings patients have received up to 8 treatments. In the United States, melphalan hydrochloride for injection will be included with the system. In Europe, the system is sold separately and used in conjunction with melphalan hydrochloride commercially available from a third party. In our clinical trials, melphalan hydrochloride for injection is provided to both European and United States clinical trial sites.

Risks associated with the CHEMOSAT/Melphalan/HDS Procedure

As with many cancer therapies, treatment with CHEMOSAT/Melphalan/HDS is associated with toxic side effects and certain risks, some of which are potentially life threatening. An integrated safety population comprised of patients treated during our prior clinical development using early versions of the Melphalan/HDS showed these risks to include grade 3 or 4 bone marrow suppression and febrile neutropenia, as well as risks of hepatic injury, severe hemorrhage, gastrointestinal perforation, stroke, and myocardial infarction in the setting of an incomplete cardiac risk assessment. Deaths due to certain adverse reactions within this integrated safety population were not observed to occur again during the clinical trials following the adoption of related protocol amendments.

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

In January 2016, we announced the conclusion of a SPA with the FDA on the design of a new Phase 3 clinical trial of Melphalan/HDS to treat patients with hepatic dominant ocular melanoma. This SPA provides agreement that our new Phase 3 trial design adequately addresses objectives that, if met, would support the submission for regulatory approval of Melphalan/HDS. The SPA agreement also represents the satisfactory resolution of a substantial number of the FDA’s CRL non-clinical trial related requirements in that without these successful resolutions, the SPA request would not have been permitted to be filed.

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

Percutaneous Hepatic Perfusion (PHP) vs. Cisplatin/Gemcitabine in Patients with Intrahepatic Cholangiocarcinoma - NCT03086993

In March 2017 we announced another SPA agreement with the FDA for the design of a new pivotal trial of Melphalan/HDS to treat patients with intrahepatic cholangiocarcinoma (ICC). The pivotal trial is titled “A Randomized, Controlled Study to Compare the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment Given Sequentially Following Cisplatin/Gemcitabine versus Cisplatin/Gemcitabine (Standard of Care) in Patients with Intrahepatic Cholangiocarcinoma.”  Under the SPA, the study will enroll approximately 295 ICC patients at approximately 40 clinical sites in the U.S. and Europe.  The primary endpoint is overall survival (OS) and secondary and exploratory endpoints include safety, progression-free survival (PFS), overall response rate (ORR) and quality-of-life measures. We expect to initiate the study in the Fall of 2017. This pivotal study in ICC is designed to be cost effective and pursued in a financially prudent manner.  Given the sequential nature of the trial design, our investment in this study will be modest in 2017 as the Melphalan/HDS segment of the study will not occur until late in the year. The SPA agreement for this trial indicates that the pivotal trial design adequately addresses objectives that, if met, would support regulatory requirements for approval of Melphalan/HDS in ICC.

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

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a national Zusatzentgeld (ZE) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group (DRG) code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created, and will replace the previous Neue Untersuchungs und Behandlungsmethoden (NUB) procedure that required patients in Germany to apply individually for reimbursement of their CHEMOSAT treatment.  With the establishment of a ZE code for CHEMOSAT, the procedure is now permanently represented in the DRG catalog in Germany. In 2016, coverage levels were negotiated between hospitals in Germany and regional sickness funds. Coverage levels determined via this process are renegotiated annually.

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

Recent Financial Transactions

On April 2, 2017 and effective as of March 31, 2017, we entered into separate warrant repurchase agreements (the “Warrant Repurchase Agreements”) with each of the investors named on the Schedule of Buyers attached to our Securities Purchase Agreement with those investors, dated June 6, 2016 (the “SPA”). Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7,876,312, which funds in each case are to be paid to the respective investor, in exchange for cancellation of the Warrants issued to each investor under the SPA. We anticipate that the cash remaining in the Controlled Accounts after this transaction will be sufficient to fund our operating activities through the end of 2017.

Results of Operations for the three months ended March 31, 2017; Comparisons of Results of Operations for the three months ended March 31, 2016

Three months ended March 31, 2017 and March 31, 2016

Revenue

The Company recorded approximately $0.7 million in revenue related to product sales for the three months ended March 31, 2017 and $0.4 million in revenue related to product sales for the three months ended March 31, 2016. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the three months ended March 31, 2017, the Company recorded cost of goods sold of approximately $0.2 million compared to $0.1 million for the three months ended March 31, 2016. The increase in cost of goods sold is commensurate with the increase in sales.

Selling, General and Administrative Expenses

For the three month periods ended March 31, 2017 and 2016, selling, general and administrative expenses were $2.4 million.

Research and Development Expenses

For the three month periods ended March 31, 2017 and 2016, research and development expenses increased to $2.3 million from $1.3 million, primarily due to the initiation of our Phase 3 trial during 2016 which is discussed in further detail in the Current Clinical Development Program section above.

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

Derivative Instrument Income

For the three months ended March 31, 2017 derivative instrument income decreased to $1.2 million from $1.7 million for the three months ended March 31, 2016. The decrease of $0.5 million is due to the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 9 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded a net loss for the three months ended March 31, 2017, of $11.3 million, an increase of $9.5 million, or 525.2%, compared to a net loss of $1.8 million for the same period in 2016. This increase in net loss is primarily due to an $8.3 million increase in interest expense primarily related to the amortization of debt discounts discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, and a $0.5 million decrease in the change in the fair value of the warrant liability, both non-cash items. Additionally, there was a $1.0 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives which was slightly offset by $0.3 million increase in gross profit.

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

At March 31, 2017, the Company had cash and cash equivalents totaling $6.4 million, as compared to cash and cash equivalents totaling $4.4 million and $9.5 million at December 31, 2016 and March 31, 2016, respectively. In addition, the Company has $20.7 million in restricted cash primarily related to the Convertible Notes discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2017 and March 31, 2016, the Company used $3.8 million of cash in its operating activities, The Company believes that its capital resources are adequate to fund its operating activities through the end of 2017.

Our consolidated financial statements as of March 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, and public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, and 2016, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by a private placement of convertible notes in 2016. For a detailed discussion of the Company’s various sales of securities see Note 8 to the Company’s financial statements contained in this Quarterly Report on Form 10-Q.

In October 2015, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on October 20, 2015 and allows the Company to offer and sell, from time to time in one or more offerings, up to $76.0 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. Pursuant to SEC regulations, so long as the Company’s public float remains below $75 million, we cannot sell securities from the shelf registration statement which represent more than one third of the market value of our non-affiliated public float during any 12-month period.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, funding of clinical trials, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited financial statements contained in the 2016 Annual Report on Form 10-K.

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

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At March 31, 2017, the 2013 Warrants were exercisable at $112.64 per share with approximately 37,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At March 31, 2017, the February 2015 Warrants were exercisable at $0.14 per share with approximately 30,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to 0.4 million common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 0.6 million common shares (“Series B Warrants”) and 0.4 million Series A Warrants per unit pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the 2015 Series A Warrants and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. During the three months ended March 31, 2016, approximately 0.1 million Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. At March 31, 2017, the Series A Warrants were exercisable at $0.14 with approximately 0.3 million warrants outstanding. The Series A Warrants have a five-year term.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35.0 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase 6.8 million additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the Series C Warrants. On April 2, 2017 the Company entered into warrant repurchase agreements with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case are to be paid to the respective investor, in exchange for cancellation of the Series C Warrants issued to each investor under the SPA.

In October 2016, the Company completed the sale of 425,000 shares of its common stock and the issuance of warrants to purchase 148,750 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At March 31, 2017, the October 2016 Warrants were exercisable at $0.14 per share with 0.1 million warrants outstanding.  The October 2016 Warrants have a five-year term.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the July 2015 Series A Warrants, the June 2016 Series C Warrants, and the October 2016 Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the three months ended March 31, 2017, the Company recorded pre-tax derivative instrument income of $1.2 million. The fair value of the Warrants totaled $17.5 million at March 31, 2017. Management expects that the warrants outstanding at March 31, 2017 will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2017 was determined by using option pricing models assuming the following:

	October 2016 Warrants	June 2016 Series C Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	100.25%	98.67%	96.16%	95.91%	170.88%
Risk-free interest rates	1.82%	1.93%	1.61%	1.50%	1.19%
Expected life (in years)	4.52	5.21	3.31	2.88	1.58

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of March 31, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

Delcath’s 2016 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

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

May 9, 2017	DELCATH SYSTEMS, INC.
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