Form 10-K/A
period 2016-12-31
DELCATH SYSTEMS, INC.
filed 2017-07-14
CIK 872912

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

☐	Emerging growth company

☐	If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Capital Market of $4.00 per share, was $5,973,172 as of June 30, 2016.

At July 11, 2017, the registrant had outstanding 490,022,209 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 pursuant to General Instruction G(3) to Form 10-K for the purposes of filing the information required to be disclosed pursuant to Part III of Form 10-K.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosure in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on March 29, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About Directors. The following table sets forth certain information about our director who successfully stood for re-election and about our directors whose terms will continue after the Annual Meeting.

Name	Age	Position with Delcath	Director Since
Class II Director—Nominee to serve as director for the term expiring at the 2020 Annual Meeting
Harold S. Koplewicz, M.D.	64	Director	2006
Class I Directors— Term expiring at the 2019 Annual Meeting
William D. Rueckert	64	Director	2014
Marco Taglietti, M.D.	57	Director	2014
Class III Directors—Terms expiring at the 2018 Annual Meeting
Roger G. Stoll, Ph.D.	74	Chairman	2008
Jennifer K. Simpson, Ph.D.	48	Director	2015

Class II Director—Term Expiring at the 2020 Annual Meeting

Harold S. Koplewicz, M.D., was appointed a Director in September 2006 and served as Chairman of the Board from February 2007 to September 2013. He is one of the nation’s leading child and adolescent psychiatrists, honored by the American Psychiatric Association, the American Society for Adolescent Psychiatry and the American Academy of Child & Adolescent Psychiatry. In November 2009, he founded and became the President of the Child Mind Institute, the nation’s only independent nonprofit dedicated to transforming mental health care for the world’s children. In May 2006, he was appointed by then-New York Governor George Pataki to the position of Director of the Nathan S. Kline Institute for Psychiatric Research, where he was the third person to hold this position since the institution’s founding in 1952. During his tenure, which ended January 2011, he doubled the amount of federal funding for NKI. In 2007, Dr. Koplewicz became the first Vice Dean of External Affairs at the NYU Langone Medical Center. Under his leadership, over $500 million in philanthropic support was raised for the Medical Center. Dr. Koplewicz founded the NYU Child Study Center in 1997 and served as its Director for twelve years. Under his leadership, the NYU Child Study Center made remarkable contributions to the field through expert clinical care, a robust research portfolio, and advocacy for child mental health. A graduate of Albert Einstein College of Medicine, Dr. Koplewicz completed his psychiatric residency at New York Hospital Westchester Division, a fellowship in Child Psychiatry at Columbia University’s College of Physicians and Surgeons, a NIHM Research Fellowship at the New York State Psychiatric Institute, and the Executive Program in Health Policy and Management at Harvard University’s School of Public Health. He has served as a member of the National Board of Medical Examiners and as a Commissioner of the New York State Commission on Youth, Crime and Violence and Reform of the Juvenile Justice System. Since 1997, he has been Editor-in-Chief of the Journal of Child and Adolescent Pyschopharmacology. He has also served as a member of the of the working group organized by the U.S. Assistant Surgeon General and the U.S. Department of Health and Human Services to address the effects of terrorism on children’s mental health. The Nominating Committee considered Dr. Koplewicz’s experience and qualifications, in addition to his leadership skills and valuable insights in the medical field, as well as the overall composition of the Board, in making the determination that Dr. Koplewicz should be a nominee for director of Delcath.

Continuing Directors

Class I Directors—Terms Expiring at the 2019 Annual Meeting.

William D. Rueckert was appointed as a Director in December 2014. Mr. Rueckert has served on many public and private corporate boards in both the life science and banking industries. He is currently President of Oyster Management Group, LLC, an investment partnership specializing in community banking. From 2007 until 2012 he served on the board of Novogen Ltd. (ASX, NASDAQ) a biotechnology company based in Sydney, Australia. He acted as Chairman from 2010 until 2012, and as acting CEO led the restructuring of the company, spinning off its major subsidiary, Marshall Edwards, Inc. (now MEI Pharma, Inc. NASDAQ.) He is currently a director of MEI Pharma, Inc. (NASDAQ), a San Diego based company that is developing novel oncology therapies. Until its sale to H. Lundbeck A/S, he was a director of Chelsea Therapeutics International, Ltd. (NASDAQ) whose drug candidate, Northera, was approved by the FDA in 2014. He has also served on the boards of several banks including Westport Bank and Trust, Lafayette American Bank and Hudson United Bank (all NASDAQ.) He currently serves on the board of Fairfield County Bank, a mutually owned, community bank based in Ridgefield, Connecticut, and Bleachers, Inc., a privately held company that streams live and archived sports and entertainment events from independent schools. Among his civic associations, Mr. Rueckert is a Director and President of the Cleveland H. Dodge Foundation, Co-Chairman of the Board of Trustees of Teachers College, Columbia University, a Director of the Y Retirement Fund, a Trustee of International House, an Emeritus Director of the YMCA of Greater New York, a Trustee of the American University of Beirut and a Director of Wave Hill, Inc. He earned a BA in Spanish in 1977 from the University of New Hampshire. The Nominating Committee considered Mr. Rueckert’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Mr. Rueckert should serve as director of Delcath.

Dr. Marco Taglietti, M.D. was appointed as a Director in December 2014. Dr. Taglietti serves as CEO and on the Board of Directors of NASDAQ-listed SCYNEXIS, Inc., a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives; and NephroGenex, Inc., a pharmaceutical company focused on the development of therapeutics to treat kidney disease. Prior to its acquisition in February 2014, Dr. Taglietti served as Executive Vice President, Research and Development, and Chief Medical Officer of Forest Laboratories. He also served as President of the Forest Research Institute. Prior to joining Forest Labs in 2007, Dr. Taglietti held the position of Senior Vice President, Head of Global Research and Development, at Stiefel Laboratories, Inc. for three years. He joined Stiefel after 12 years at Schering-Plough Corporation where he last held the position of Vice President, Worldwide Clinical Research for Anti-Infectives, Oncology, CNS, Endocrinology and Dermatology. Dr. Taglietti began his career at Marion Merrell Dow Research Institute. He received his medical degree and board certifications from the University of Pavia in Italy. The Nominating Committee considered Dr. Taglietti’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Dr. Taglietti should serve as director of Delcath.

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

Information About our Executive Officers

The following table provides information concerning the current executive officers of Delcath.

Name	Age	Office Currently Held
Jennifer K. Simpson, Ph.D.	48	President and Chief Executive Officer
Barbra C. Keck, M.B.A.	39	Chief Financial Officer and Secretary
John Purpura	55	Executive Vice President, Global Head of Operations

The following is a brief description of the business experience of the following officers:

Jennifer K. Simpson was appointed as a Director in October 2015. Dr. Simpson joined Delcath as Executive Vice President, Global Marketing in March 2012 and was promoted to Executive Vice President, Global Head of Business Operations in April 2013 and Interim Co-President and Co-Chief Executive Officer, Executive Vice President, Global Head of Business Operations in September 2013. In September 2014, Dr. Simpson was named Interim President and Chief Executive Officer and named President and Chief Executive Officer in October 2015. From May 2011 to March 2012, Dr. Simpson served as the Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From June 2009 to May 2011, Dr. Simpson served as the Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson earned a Ph.D. in Epidemiology from the University of Pittsburgh, an M.S. in Nursing from the University of Rochester, and a B.S. in Nursing from the State University of New York at Buffalo.

Barbra C. Keck joined Delcath as Controller in January 2009, was promoted to Vice President in October 2009, to Senior Vice President in March 2015 and to Chief Financial Officer in February 2017. Prior to joining Delcath, she was an audit assistant with Deloitte & Touche, LLP from August 2008 to December 2008. From June 2006 to August 2008, Ms. Keck was the Assistant to the Vice President and Dean of Baruch College, Zicklin School

of Business, and from September 2005 to May 2006 she was the Donor Relations and Communications Manager for Young Audiences New York. From 2002 to 2005, Ms. Keck was the Manager, UD Arts Series at the University of Dayton, where she also served as the Manager, Arts and Cultural Events from 1999 to 2002. Between those positions, from 2002 to 2003, she was the Director of Teacher Programs at the Muse Machine. Ms. Keck served as the General Manager of Dayton Bach Society and the Manager of UD Arts Series from 1999 to 2002. She earned her M.B.A. in Accountancy from Baruch College and Bachelor of Music in Music Education from the University of Dayton.

John Purpura joined Delcath as Executive Vice President, Regulatory Affairs and Quality Assurance in November 2009 and was promoted to Executive Vice President, Global Head of Operations on July 19, 2016. Prior to joining Delcath, he was with Bracco Diagnostics (formerly E-Z-EM, Inc.) as Vice President and then Executive Director of International Regulatory Affairs from 2007 to 2008 and Head of Regulatory Affairs for North America and Latin America from 2008 to 2009. Prior to E-Z-EM, Inc., Mr. Purpura had an 11-year career with Sanofi-Aventis, ultimately serving as Associate Vice President for Regulatory CMC from 2005 to 2007. From 1985 to 1995, he had various quality and regulatory management roles with Bolar Pharmaceuticals, Luitpold Pharmaceuticals and Eon Labs Manufacturing. He earned his M.S. in Management & Policy and B.S. degrees in Chemistry and Biology at the State University of New York at Stony Brook.

Board of Directors. We have five directors serving on the Board of Directors. The Board of Directors oversees the business affairs of the Company and monitors the performance of management. In accordance with our corporate governance principles, our Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman of the Board, Roger G. Stoll, Jennifer K. Simpson, in her capacity as Director and Chief Executive Officer, or CEO, and other key executives, and by reading the reports and other materials that management sends them and by participating in Board and committee meetings. Our directors hold office until their successors have been elected and qualified unless the director resigns or is removed or by reason of death or other cause is unable to serve in the capacity of director.

Board Independence. The Board has determined that three of our five directors (each of Harold S. Koplewicz, William D. Rueckert and Marco Taglietti) are “independent” directors within the meaning of the NASDAQ listing rules.

Attendance. The Board of Directors met 17 times in 2016 (including regularly scheduled and annual meetings). During 2016, each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board (held during the period for which he or she served as a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which he or she served (held during the period that he or she served). It is Delcath’s policy that, absent unusual or unforeseen circumstances, all directors are expected to attend annual meetings of stockholders, and all attended our 2016 Annual Meeting.

Board Leadership Structure. Roger G. Stoll, Ph.D. was appointed Executive Chairman effective September 2014 and designated Chairman in connection with the appointment of Dr. Simpson as director effective October 2015. Dr. Stoll has been a member of the Board of Directors since 2008.

It is our policy to separate the Chairman and Chief Executive Officer roles. We believe this structure is appropriate for Delcath because it allows our President and CEO to concentrate on Delcath’s day-to-day operations, while providing for effective oversight by the Chairman, who is involved in strategic and key matters, such as business strategy, major transactions and the broader business of Delcath. For a company like Delcath that is focused on the development, approval and commercialization of a specialized product in an extremely technical, highly regulated and intensely competitive industry, we believe our President and CEO is in the best position to lead our management team, in part because of the depth of her experience in conducting clinical trials in oncology, and to respond to the current pressures and needs of a company the stage of growth and development of Delcath, with assistance from our Chairman who also focuses the Board’s attention on the broader issues of corporate business strategy and corporate governance. We believe that splitting the roles between Chairman, on the one hand, and President and CEO, on the other hand, minimizes any potential conflicts that may result from combining the roles of CEO, President and Chairman, and maximizes the effectiveness of our management and governance processes to the benefit of our stockholders. Our President and CEO and Chairman regularly consult with each other as part of this structure.

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

Risk Assessment of Compensation Programs. Our Compensation and Stock Option Committee annually evaluates whether our compensation programs encourage excessive risk-taking by employees at the expense of long-term Company value. Based upon its assessment, including a review of the overall annual award limitations and individual annual limitations in the Delcath 2009 Stock Incentive Plan and the Compensation Committee’s role in the consideration and approval of certain awards, the Compensation and Stock Option Committee does not believe that our compensation programs encourage excessive or inappropriate risk-taking, motivate imprudent risk-taking or create risks that are reasonably likely to have a material adverse effect on the Company.

Director Continuing Education. We require our directors to attend, at least annually, educational programs provided by various universities, stock exchanges and other regulatory agencies to assist our directors in maintaining or enhancing their skills and abilities as directors and to update their knowledge and understanding of the pharmaceutical, medical device and biopharma industries and the regulatory environment in which Delcath operates and to which it is subject.

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

The Board has determined that each member of the Audit Committee, William D. Rueckert (Chair), Harold S. Koplewicz (since April 6, 2016) and Marco Taglietti (since April 6, 2016) qualifies as an “audit committee financial expert” as defined by SEC rules. During 2016, the Audit Committee met four times. Each member of the Audit Committee is “independent” within the meaning of the NASDAQ listing rules and otherwise meets the financial statement proficiency requirements of the NASDAQ listing rules. The Audit Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

Compensation and Stock Option Committee. The Compensation and Stock Option Committee (the “Compensation Committee”) assists the Board of Directors in the discharge of the Board’s responsibilities with respect to the compensation of Delcath’s directors, executive officers, and other key employees and consultants. The Compensation Committee establishes our overall compensation philosophy and is authorized to approve the compensation payable to our executive officers, including our named executive officers, and other key employees, including all perquisites, equity incentive awards, cash bonuses, and severance packages. The Compensation Committee also administers certain of our employee benefit plans, including its equity incentive plans, and is responsible for assessing the independence of compensation consultants and legal advisors. The Compensation Committee has concluded that each of Morgan, Lewis & Bockius LLP, outside legal counsel to the Compensation Committee and the Company, as well as Pearl Meyer & Partners, compensation consultant to the Compensation Committee, qualified as independent. The Compensation Committee exercises sole power to retain compensation consultants and advisors and to determine the scope of the associated engagements.

The current members of the Compensation and Stock Option Committee are Marco Taglietti (Chair), Harold S. Koplewicz (since April 6, 2016) and William D. Rueckert (since April 6, 2016), each of whom is “independent” within the meaning of the NASDAQ listing rules. During 2016, the Compensation and Stock Option Committee met nine times. The Compensation and Stock Option Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

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

The current members of the Nominating Committee are Harold S. Koplewicz (Chair), William D. Rueckert and Marco Taglietti, each of whom is “independent,” within the meaning of the NASDAQ listing rules. During 2016, the Nominating Committee met one time. The Nominating Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

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

Recommendations by Stockholders of Director Nominees. The Nominating Committee will consider any recommendation by a stockholder of a candidate for nomination as a director. If a stockholder wants to recommend a director candidate for consideration by the Nominating Committee, the stockholder should submit the name of the proposed nominee, together with the reasons why the stockholder believes the election of the candidate would be beneficial to the Company and its stockholders and the information about the nominee that would be required in a proxy statement requesting proxies to vote in favor of the candidate. The stockholder’s submission must be accompanied by the written consent of the proposed nominee to being nominated by the Board and the candidate’s agreement to serve if nominated and elected. Any such submission should be directed to the Nominating Committee at Delcath’s principal office, 1633 Broadway, Suite 22C, New York, New York 10019. If a stockholder intends to nominate a person for election to the Board of Directors at an annual meeting, the stockholder must provide Delcath with written notice of his or her intention no later than the deadline for receiving a stockholder proposal for inclusion in Delcath’s proxy statement for such meeting (as described below under the heading “Stockholder Proposals For the 2018 Annual Meeting”) and must otherwise comply with our amended and restated certificate of incorporation. Copies of any recommendation received in accordance with these procedures will be distributed to each member of the Nominating Committee. One or more members of the Nominating Committee may contact the proposed candidate to request additional information.

Stockholder Communications with the Board of Directors. Any stockholder wishing to communicate with the Board or with any specified director should address his or her communication to the Board of Directors or to the particular director(s) in care of the Corporate Secretary, Delcath Systems, Inc., 1633 Broadway, Suite 22C, New York, New York 10019. All such written communication, other than items determined by our legal counsel to be inappropriate for submission to the intended recipient(s), will be submitted to the Board or to the particular director(s). Any stockholder communication not so delivered, will be made available upon request to any director. Examples of stockholder communications that would be considered inappropriate for submission include, without limitation, customer complaints, business solicitations, product promotions, job inquiries, junk mail and mass mailings, as well as material that is unduly hostile, threatening, illegal or similarly unsuitable.

Code of Ethics. We maintain a Code of Business Conduct and Ethics (Code) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their Delcath-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our web site at http://delcath.com/investors/governance. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer or principal accounting officer and persons performing similar functions on our web site.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee reviewed and discussed the Company’s audited financial statements for the fiscal year ended December 31, 2016, with management and Grant Thornton, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016. The Audit Committee also discussed with Grant Thornton the matters required to be discussed by the Statement on Auditing Standards No. 16, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T regarding “Communication with Audit Committees.” The Audit Committee has received and reviewed the written disclosures and the letter from Grant Thornton required by applicable requirements of the Public Company Accounting Oversight Board regarding Grant Thornton’s communications with the Audit Committee concerning independence, and has discussed with Grant Thornton its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors,

William Rueckert (Chair)

May 9, 2017

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who are beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of Delcath’s equity securities. Based on a review of copies of reports furnished to Delcath or written representations that no reports were required, we believe that all reports were timely filed in 2016.

Item 11. Executive Compensation.

Executive Compensation

Our Compensation and Stock Option Committee is responsible for formulating and establishing our overall compensation philosophy with respect to our executive officers. The Company believes that a strong executive management team comprised of talented individuals in key positions at the Company is critical to the development and growth of our business and to increasing stockholder value. Accordingly, a key objective of executive compensation is to attract and retain talented and experienced individuals, while motivating them to perform and make decisions consistent with the Company’s business objectives, goals and culture. We emphasize pay-for-performance by linking executive compensation to Company performance. For each executive, the amount of pay that is actually realized is primarily driven by the Company’s performance and each executive’s contribution to that performance.

Our Compensation Committee engaged an independent compensation consulting firm, Pearl Meyer, to assist with the formulation of our executive compensation programs for 2016.

Our Compensation Committee considers the input it receives from our stockholders when designing and evaluating our executive compensation practices. At our 2016 annual meeting of stockholders, our stockholders approved, on an advisory basis, the 2015 compensation of our executive officers described in our 2016 proxy statement. Approximately 74% of the votes present or represented and entitled to vote on the matter were voted “For” such advisory “say-on-pay” approval.

Compensation Components. The three primary components of executive compensation are base salary, annual incentive cash awards and long-term equity incentive awards:

•	Base Salary. We pay our executive officers a base salary, which our Compensation Committee reviews and determines annually. Base salaries are used to compensate our executive officers for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their total compensation. Base salaries are set in part based on the executive’s unique skills, experience and expected contribution to the Company, as well as individual performance, including the impact of such performance on our business results, and the period of the executive’s performance. Decisions regarding base salary increases take into account the executive’s current base salary, third-party benchmark and survey data, and the salary compensation paid to executive officers within and outside the Company, as well as the Company’s overall performance, its ability to afford such increases, its success in achieving its operational and strategic goals and objectives, and the executive officer’s contribution to Company performance.

•	Annual Incentive Cash Awards. Annual incentive compensation is intended to establish a direct correlation between annual cash awards and the performance of the Company. The Company’s Annual Incentive Plan (“AIP”) is an annual incentive cash bonus plan designed to align the interests of participants with the interests of the Company and its stockholders. The AIP is designed to strengthen the link between a participant’s pay and his or her overall performance and the Company’s performance, focus participants on critical individual and corporate objectives, offer a competitive cash incentive, and encourage and reward performance and competencies critical to the Company’s success.

•	Long-Term Incentive Compensation. In addition to using base salaries and annual incentive cash bonuses, which our Compensation and Stock Option Committee views as short-term compensation, a portion of our executive compensation is in the form of long-term equity compensation. Our Long-Term Incentive Plan (“LTIP”) is an annual equity-based incentive plan designed to align participants’ interests with those of the Company and its stockholders by rewarding participants for their contributions to the long-term success of the Company. The LTIP is designed to incentivize Company leaders to focus on the long-term performance of the Company, offer participants competitive, market-based long-term incentive award opportunities, and strengthen the link between a participant’s compensation and his or her overall performance and the Company’s overall long-term performance. We believe the LTIP assists us in achieving an appropriate balance between our short- and long-term.

Base Salary. Effective February 21, 2017, Barbra Keck, previously the Senior Vice President of Finance, Principal Accounting Officer and Principal Financial Officer of the Company, became the Chief Financial Officer of the Company. In connection with her promotion to Chief Financial Officer, Ms. Keck’s annual base salary was increased from $247,200 in 2016 to $300,000 in 2017.

The following table summarizes the amount of base salary and year-over-year increase for each of our named executive officers for 2015 and 2016.

Executive	Hire Date	2015 Base Salary	Percent Increase in 2016	2016 Base Salary
Jennifer K. Simpson, Ph.D.	3/23/2012	$427,000	3.0%	$439,810
Barbra C. Keck, M.B.A.	1/5/2009	$240,000	3.0%	$247,200
John Purpura, M.S.	11/16/2009	$270,569	13.5%	$307,000

Annual Incentive Plan. Under the AIP, annual incentive target award opportunities are expressed as a percentage of a participant’s actual base salary for the performance year, beginning January 1. The following table sets forth, for each executive, the applicable target bonus percentage of base salary to which each executive could have been entitled, as well as the actual bonus earned based on company performance in 2016:

	Target Incentive Bonus Opportunity		2016 Incentive Award Earned
Executive	Target Bonus Expressed as % of Base Salary	Dollars ($)	Actual Payout as a % of Target Bonus	Dollars ($)
Jennifer K. Simpson, Ph.D.	50.0%	$219,905	68.0%	$149,535
Barbra C. Keck, M.B.A.	35.0%	$86,520	68.0%	$58,834
John Purpura, M.S.	45.0%	$138,150	68.0%	$93,942

For 2016, AIP goals were based entirely on Company performance as noted in the table below to focus all the executives on the same critical challenges facing the Company.

Company performance in 2016 was measured based upon achievement of objectives in the following areas: (1) Clinical Trials; (2) Capital; and (3) Sales. The table below summarizes the corporate performance in 2016, the assigned weighting and the actual achievement for each area:

Performance Measure	Weighting	Summary of Target Goals	Actual Performance	Percentage Earned (as% of Target Goals)
Clinical Trials	45.0%	• Treatment of patients and completion of preliminary activities to support a new regulatory path	• FOCUS Trial initiated, accrual/treatment of patients ongoing; preliminary activities for ICC development completed	19.50%
Cash Management	5.0%	• Achieve average quarterly cash burn rate in accordance with approved budget.	• Actual operating cash spend of $4.4 - $5.0 per quarter exceeded our target goal.	5.00%
Capital	45.0%	• Raise sufficient, unrestricted funds to meet the Company’s needs through 2Q 2017.	• Actual cash balance was $4.4 million at December 31, 2016.	38.50%
Sales	5.0%	• Achieve sales for 2016 of at least $2.1 million.	• Actual sales were $2.0 million for 2016.	5.00%
Total Percentage Earned (as a % of Target Goals)				68.00%

Long Term Incentive Plan. Grants under the LTIP are typically comprised of a mix of restricted stock and stock option awards granted in the first quarter of each year with the number of shares subject to the awards designed to deliver a competitive value targeted at the mid-market of the executive compensation comparison group. These guidelines are reviewed periodically based on prevailing compensation comparison group levels, however, and the Compensation and Stock Option Committee then uses these guidelines to determine long-term equity incentive awards for our named executive officers based upon a holistic assessment of Company and individual performance for the prior year and its view of the appropriate incentives to best help achieve the Company’s business objectives. Our ability to provide awards at the mid-market level has been difficult to do in the past few years due to share availability. Such awards in the past few years have typically been at or below the market 25th percentile.

There were no long-term equity awards to our named executive officers in 2016. Due to the lack of available shares for issuance under the Company’s Delcath 2009 Stock Incentive Plan, the Board of Directors did not grant any long-term equity awards to our named executive officers in 2016 which in no way should create any negative inference concerning the Compensation and Stock Option Committee’s evaluation of their performance.

Summary Compensation Table.

The following table sets forth the total compensation awarded to, earned by or paid to: (i) each person who served as a principal executive officer during 2016, and (ii) our two other most highly-compensated executive officers who were serving as executive officers on December 31, 2016, including our principal financial officer, during 2016. We refer to these individuals as our “named executive officers.”

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jennifer K. Simpson, Ph.D.	2016	439,810	149,535	—	—	—	—	589,345
President and Chief Executive Officer	2015	427,000	108,885	239,636	60,729	—	—	836,251
Barbra C. Keck, M.B.A.	2016	247,200	58,834	—	—	—	—	306,034
Chief Financial Officer and Secretary(1)	2015	240,000	42,840	87,019	22,105	—	—	391,964
John Purpura, M.S.	2016	291,442	93,942	—	—	—	—	385,384
Executive Vice President Global Head of Operations	2015	270,569	55,196	119,595	30,325	—	—	475,685

(1)	Effective February 21, 2017, Ms. Barbra C. Keck, previously the Senior Vice President of Finance, Principal Accounting Officer and Principal Financial Officer of the Company, became the Chief Financial Officer of the Company.
(2)	Due to the lack of available shares for issuance under the Company’s Delcath 2009 Stock Incentive Plan, the Board of Directors did not grant any long-term equity awards to our named executive officers in 2016 which in no way should create any negative inference concerning the Compensation and Stock Option Committee’s evaluation of their performance.

Outstanding Equity Awards at Fiscal Year-End Table—2016.

The following table sets forth information relating to unexercised options and unvested restricted shares held by the named executive officers as of December 31, 2016.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jennifer K. Simpson, Ph.D.	234	—	811.52	3/23/2022	—	—
	156	—	545.28	3/11/2023	—	—
	726	—	76.80	11/14/2023	—	—
	1,982	3,963	19.04	6/10/2025	8,390	7,719
Barbra C. Keck, M.B.A.	292	—	1,397.76	10/12/2019	—	—
	39	—	1,643.52	3/10/2021	—	—
	54	—	1,177.60	2/28/2022	—	—
	54	—	545.28	3/11/2023	—	—
	388	—	76.80	11/14/2023	—	—
	723	1,441	19.04	6/10/2025	3,047	2,803
John Purpura, M.S.	585	—	1,090.56	11/16/2019	—	—
	109	—	1,643.52	3/10/2021	—	—
	156	—	1,177.60	2/28/2022	—	—
	156	—	545.28	3/11/2023	—	—
	443	—	76.80	11/14/2023	—	—
	989	1,979	19.04	6/10/2025	4,188	3,853

Director Compensation—2016

The Compensation and Stock Option Committee reviews and recommends to the Board of Directors appropriate director compensation programs for service as directors, committee chairs, and committee members.

In lieu of per-meeting fees, non-employee directors of the Company are paid an annual retainer of $43,000 and certain additional annual retainers for chairing or serving as a member of the committees of the Board as follows:

Name	Annual Retainer
Board Service	$43,000
Chair of Audit Committee	$20,000
Member of Audit Committee	$8,000
Chair of Compensation and Stock Option Committee	$12,000
Member of Compensation and Stock Option Committee	$5,000
Chair of Nominating and Corporate Governance Committee	$8,000
Member of Nominating and Corporate Governance Committee	$4,000

Dr. Stoll receives an annual retainer fee as Director and Chairman of the Board of $68,000. Additionally, we reimburse all non-employee directors for their reasonable out-of-pocket travel expenses incurred in attending meetings of our Board of Directors or any committees of the Board. Due to the low number of shares remaining available for issuance under the Company’s Delcath 2009 Stock Incentive Plan, the Board of Directors did not grant any equity awards to non-employee directors during 2016 which in no way should create any negative inference concerning the Compensation and Stock Option Committee’s evaluation of their performance.

The following table sets forth the compensation awarded to, earned by or paid to each non-employee director who served on our Board of Directors in 2016.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Harold S. Koplewicz. M.D.	$60,750	$—	$—	—	$60,750
Dennis H. Langer, M.D., J.D.	$14,000	$—	$—	—	$14,000
Laura A. Philips, Ph.D., M.B.A.	$15,750	$—	$—	—	$15,750
William D. Rueckert	$70,750	$—	$—	—	$70,750
Roger G. Stoll, Ph.D.	$68,000	$—	$—	—	$68,000
Marco Taglietti, M.D.	$63,250	$—	$—	—	$63,250

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table contains information regarding the beneficial ownership of our common stock as of April 17, 2017, held by: (i) each of our directors; (ii) each of our named executive officers in the Summary Compensation Table; (iii) all of our directors and executive officers as a group; and (iv) each person or group known by us to own beneficially more than 5% of the outstanding common stock. The information set forth in the table below excludes shares issuable upon exercise of our outstanding warrants held by certain investors that are presently exercisable, subject to limitations on exercisability for more than 4.9% or 9.9% of our outstanding shares of common stock, depending upon the particular investor. Except as indicated in the footnotes below, the address of the persons or groups named below is c/o Delcath Systems, Inc., 1633 Broadway, Suite 22C, New York, New York 10019.

	Shares Beneficially Owned(1)
Name of Beneficial Owner:	Number	Percent
Named Executive Officers and Directors:
Jennifer K. Simpson, Ph.D.(2)	47,455		*
John Purpura, M.S.(3)	39,057		*
Barbra C. Keck, M.B.A.(4)	26,326		*
Harold S. Koplewicz, M.D.(5)	4,688		*
Roger G. Stoll, Ph.D.(6)	13,275		*
William D. Rueckert(7)	5,625		*
Marco Taglietti, M.D.(8)	16,875		*
All directors and executive officers as a group (7 people)(9):	153,301		*

*	Less than 1%
(1)	Except as indicated in these footnotes: (i) the persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned; (ii) the number of shares beneficially owned by each person as of April 17, 2017, includes any vested and unvested shares of restricted stock and any shares of common stock that such person or group has the right to acquire within 60 days of April 17, 2017, upon the exercise of stock options; and (iii) for each person or group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 155,083,213 shares of common stock outstanding on April 17, 2017, plus the number of shares of common stock that such person or group has the right to acquire within 60 days of April 17, 2017.
(2)	Includes 5,079 shares of common stock, which Dr. Simpson has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017.
(3)	Includes 3,429 shares of common stock, which Mr. Purpura has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017.
(4)	Includes 2,271 shares of common stock, which Ms. Keck has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017, and 4 shares held in a joint account with her spouse.
(5)	Includes 1,875 shares of common stock, which Dr. Koplewicz has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017.
(6)	Includes 7,376 shares of common stock, which Dr. Stoll has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017
(7)	Includes 3,125 shares of common stock, which Mr. Rueckert has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017.
(8)	Includes 3,125 shares of common stock, which Dr. Taglietti has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017.
(9)	Includes 26,280 shares of common stock, which certain directors and executive officers have the right to acquire upon exercise of outstanding options exercisable within 60 days of April 17, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons. We have adopted a written policy for the review and approval or ratification of transactions between Delcath and Related Parties (as defined below). Under the policy, our Nominating Committee will review the material facts of proposed transactions involving Delcath in which a Related Party will have a direct or indirect material interest. The Nominating Committee will either approve or disapprove Delcath’s entry into the transaction or, if advance approval is not feasible, will consider whether to ratify the transaction. The Nominating Committee may establish guidelines for ongoing transactions with a Related Party, and will review such transactions at least annually. If the aggregate amount of the transaction is expected to be less than $200,000, such approval or ratification may be made by the Chair of the Committee. In determining whether to approve or ratify a transaction with a Related Party, the Nominating Committee (or Chair) will consider, among other factors, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party and the extent of the Related Party’s interest in the transaction.

Certain transactions are deemed pre-approved under the policy, including compensation of executive officers and directors (except that employment of an immediate family member of an executive officer requires specific approval), and transactions with a company at which the Related Party’s only relationship is as a non-officer employee, director, or less than 10% owner if the aggregate amount involved does not exceed 2% of such company’s total annual revenues (or, in the case of charitable contributions by Delcath, 2% of the charity’s total annual receipts). Pre-approval is not required if the amount involved in the transaction is not expected to exceed $120,000 in any calendar year.

For purposes of the policy, a Related Party is generally anyone who since the beginning of the last full fiscal year is or was an executive officer, director or director nominee, owner of more than 5% of the common stock, or immediate family member of any of such persons.

No related person transactions occurred during 2016.

Compensation Committee Interlocks and Insider Participation. During 2016, Marco Taglietti and William D. Rueckert served as members of our Compensation and Stock Option Committee. Laura A. Philips and Dennis H. Langer, former directors, each served on the Compensation and Stock Option Committee until their resignations on April 3, 2016 and April 4, 2016, respectively. None of the current members or members serving during 2016 of the Compensation and Stock Option Committee is a current or former officer or employee of Delcath at the time of their service on the Compensation and Stock Option Committee, nor did any Compensation and Stock Option Committee member engage in any “related person” transaction that would be required to be disclosed under Item 404 of Regulation S-K. During 2016, none of Delcath’s executive officers served on the compensation committee (or equivalent) or on the board of directors of another entity whose executive officers served on the Compensation and Stock Option Committee or our Board of Directors.

Board Independence. The Board has determined that three of our five directors (each of Harold S. Koplewicz, William D. Rueckert and Marco Taglietti) are “independent” directors within the meaning of the NASDAQ listing rules.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by Grant Thornton for services rendered as our independent registered public accounting firm during the fiscal years ended December 31, 2016 and 2015, respectively:

	Fiscal Year
	2016	2015
Audit Fees	$326,500	$305,835
Audit-Related Fees	—	—
Tax Fees	—	—

Total	$326,500	$305,835

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

Pre-approval Policies: Audit and Non-Audit Services. The Audit Committee pre-approves all audit services and the terms of such services and permissible non-audit services provided by Delcath’s independent registered public accounting firm, prior to its engagement for the provision of such services. The Chair of the Audit Committee has been delegated the authority by the committee to pre-approve interim services by Delcath’s independent registered public accounting firm; provided the Chair reports all such pre-approvals to the entire Audit Committee at the next Committee meeting. There were no non-audit services provided to Delcath by our independent registered public accounting firm for 2015 and 2016 that required review by the Audit Committee.

PART IV

Item 15. Exhibits

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
Dated: July 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer K. Simpson Jennifer K. Simpson	President and Chief Executive Officer (Principal Executive Officer)	July 14, 2017

/s/ Barbra C. Keck Barbra C. Keck	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 14, 2017

/s/ Roger G. Stoll, Ph.D. Roger G. Stoll, Ph.D.	Chairman of the Board	July 14, 2017

/s/ Harold S. Koplewicz, M.D. Harold S. Koplewicz, M.D.	Director	July 14, 2017

/s/ William Rueckert William Rueckert	Director	July 14, 2017

/s/ Marco Taglietti Marco Taglietti	Director	July 14, 2017

Exhibit Index

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a 14.

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a 14.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.