Form 10-Q
period 2017-06-30
DELCATH SYSTEMS, INC.
filed 2017-08-08
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, 499,031,259 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,816	$4,409
Restricted cash	12,861	27,287
Accounts receivables, net	384	403
Inventories	1,040	660
Prepaid expenses and other current assets	499	698
Deferred financing costs	771	699
Total current assets	17,371	34,156
Property, plant and equipment, net	1,232	1,083
Total assets	$18,603	$35,239

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$990	$594
Accrued expenses	3,579	3,407
Convertible notes payable, net of debt discount	12,598	13,343
Warrant liability	43	18,751
Total current liabilities	17,210	36,095
Deferred revenue	32	30
Other non-current liabilities	494	604
Total liabilities	17,736	36,729

Commitments and Contingencies	—	—

Stockholders' equity (deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 424,526,067 and 4,131,527 shares issued and 424,408,256 and 4,112,417 shares outstanding at June 30, 2017 and December 31, 2016, respectively*	4,245	41
Additional paid-in capital	289,186	277,749
Accumulated deficit	(292,464)	(279,188)
Treasury stock, at cost; 110 shares at June 30, 2017 and December 31, 2016, respectively*	(51)	(51)
Accumulated other comprehensive income	(49)	(41)
Total stockholders' equity (deficit)	867	(1,490)
Total liabilities and stockholders' equity (deficit)	$18,603	$35,239
*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$584	$511	$1,327	$880
Cost of goods sold	135	150	354	261
Gross profit	449	361	973	619

Operating expenses:
Selling, general and administrative	2,532	2,287	4,947	4,663
Research and development	2,518	1,945	4,840	3,289
Total operating expenses	5,050	4,232	9,787	7,952
Operating loss	(4,601)	(3,871)	(8,814)	(7,333)
Change in fair value of the warrant liability, net	(38)	(1,181)	1,200	491
Gain on warrant extinguishment	9,613	—	9,613	—
Interest expense	(6,916)	(1,614)	(15,282)	(1,631)
Other income (expense)	(1)	(1)	7	(7)
Net loss	$(1,943)	$(6,667)	$(13,276)	$(8,480)
Other comprehensive loss:
Foreign currency translation adjustments	(30)	(1)	(8)	(10)
Comprehensive loss	$(1,973)	$(6,668)	$(13,284)	$(8,490)

Common share data:
Basic loss per share*	$(0.01)	$(4.41)	$(0.09)	$(5.72)
Diluted loss per share*	$(0.01)	$(4.41)	$(0.09)	$(5.72)

Weighted average number of basic common shares outstanding*	252,264,959	1,510,752	148,674,658	1,483,148
Weighted average number of diluted common shares outstanding*	252,264,959	1,510,752	148,722,094	1,483,148
*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock Issued						Accumulated
	$0.01 Par Value		Treasury Stock				Other
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive loss	Total
Balance at January 1, 2017	4,131,527	$41	(110)	$(51)	$277,749	$(279,188)	$(41)	$(1,490)
Compensation expense for issuance of stock options	—	—	—	—	46	—	—	46
Compensation expense for issuance of restricted stock	91,344	1	—	—	63	—	—	64
Issuance of common stock for payments made in shares on convertible note payable	420,199,367	4,202	—	—	11,296	—	—	15,498
Warrants Exercised	103,829	1	—	—	13	—	—	14
Fair value of warrants exercised	—	—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(13,276)	—	(13,276)
Total comprehensive loss	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2017	424,526,067	$4,245	(110)	$(51)	$289,186	$(292,464)	$(49)	$867

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(13,276)	$(8,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	46	114
Restricted stock compensation expense	64	190
Depreciation expense	127	169
Loss on disposal of equipment	20	1
Warrant liability fair value adjustment	(1,200)	(491)
Gain on warrant extinguishment	(9,613)	-
Non-cash interest income	(1)	(2)
Deferred revenue	2	19
Debt discount and deferred finance costs amortization	15,277	1,568
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	201	170
Increase in accounts receivable	(94)	(94)
Decrease (increase) in inventories	(208)	14
Increase (decrease) in accounts payable and accrued expenses	628	(42)
Decrease in other non-current liabilities	(110)	(104)
Net cash used in operating activities	(8,137)	(6,968)

Cash flows from investing activities:
Purchase of property, plant and equipment	(276)	(95)
Increase in restricted cash		(1,062)
Net cash used in investing activities	(276)	(1,157)

Cash flows from financing activities:
Increase in restricted cash	-	(29,200)
Net proceeds from the release of restricted cash	5,954	-
Release of restricted cash for extinguishment of Series C Warrants	7,876	-
Extinguishment of Series C Warrants	(7,876)	-
Net proceeds from convertible debt financing	-	31,523
Net proceeds from sale of stock and exercise of warrants	15	704
Net cash provided by financing activities	5,969	3,027
Foreign currency effects on cash and cash equivalents	(149)	(25)
Net decrease in cash and cash equivalents	(2,593)	(5,123)

Cash and cash equivalents:
Beginning of period	4,409	4,409
End of period	$1,816	$1,818

Supplemental non-cash activities:
Conversion of convertible notes	$15,831	$—
Fair value of warrants issued	$—	$28,133
Fair value of warrants exercised	$19	$245

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2017 and 2016 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”), , as amended by that certain Amendment No. 1 to Form 10-K for the year ended December 31, 2016, filed with the SEC on July 14, 2017 and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Our primary research focus is on ocular melanoma liver metastases (mOM) and intrahepatic cholangiocarcinoma (ICC), a type of primary liver cancer, and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a registration trial for intrahepatic cholangiocarcinoma (ICC) we plan to initiate in the fall of 2017. Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in HCC and colorectal cancer liver metastases (mCRC).

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $292.5 million at June 30, 2017. As shown in the accompanying financial statements during the three and six months ended June 30, 2017, the Company incurred net losses of $1.9 million and $13.3 million, respectively and during the six months ended June 30, 2017 used $8.1 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has incurred losses since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. As a result of issuing $35.0 million in senior secured convertible notes in June 2016 and assuming the Company is able to effect a reverse stock split as proposed in its recent consent solicitation statement filed with the SEC on July 26, 2017, management believes that its capital resources are adequate to fund operations through the end of 2017. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainties and risks related to clinical research, product development; regulatory approvals; technology; patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing; marketing and sales experience; and dependence on key personnel.

On July 26, 2017 the Company filed a Definitive Schedule 14A detailing a proposed reverse stock split, subject to shareholder approval. To continue to fund our operations and support our clinical programs, we need the ability to issue common shares, both to service the amortization of the above referenced convertible note and to explore alternative equity financing. However, we are currently at the threshold of the Authorized Shares limit in our Certificate of Incorporation. Without a sufficient number of authorized shares, we are unable to access the $11.8 million of cash in the restricted accounts associated with those convertible notes issued last year, or to undertake any type of equity fund raise. The proposed reverse split of our common shares will reduce the shares outstanding and provide us with the flexibility to raise equity capital and support our important clinical trials and our commercial efforts in Europe.

Effecting the reverse stock split will also allow Delcath to remain in compliance with NASDAQ Capital Market exchange stock listing requirements, which provides liquidity and other important benefits to the Company and its investors. It is important to note that the floor price for the Convertible Note will adjust with the effected reverse stock split ratio to a minimum of $1.00.  We believe this should serve to support the stock price following a split and reduce future potential dilution related to the convertible note.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2017 and 2016; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$301	$346
Work-in-process	560	214
Finished goods	179	100
Total inventories	$1,040	$660

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Insurance premiums	$252	$501
Security Deposit	50	50
Other[1]	197	147
Total prepaid expenses and other current assets	$499	$698

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at June 30, 2017 and December 31, 2016.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Buildings and land	$574	$556
Enterprise hardware and software	1,647	1,532
Leaseholds	1,621	1,504
Equipment	890	940
Furniture	181	354
Property, plant and equipment, gross	4,913	4,886
Accumulated depreciation	(3,681)	(3,803)
Property, plant and equipment, net	$1,232	$1,083

Depreciation expense for the three and six months ended June 30, 2017 was approximately $0.1 million and $0.1 million, respectively, as compared to approximately $0.1 million and $0.2 million, respectively, for the same periods in 2016.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Compensation, excluding taxes	$797	$933
Clinical trial expenses	1,348	1,365
Professional fees	256	286
Short-term portion of lease restructuring	221	216
Other[1]	957	607
Total accrued expenses	$3,579	$3,407

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at June 30, 2017 and December 31, 2016.

(6)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of June 30, 2017, the total remaining lease restructuring liability for its leased office space was approximately $0.7 million, of which approximately $0.2 million and $0.5 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of June 30, 2017:

(in thousands)	Lease Liability
Reserve balance at December 31, 2016	$820
Charges	—
Payments/Utilizations	(104)
Reserve balance at June 30, 2017	$716

(7)	Convertible Notes Payable

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

Under the terms of the Notes, at closing the Company received an initial tranche of $3.0 million for immediate use for general corporate purposes. A second tranche of $3.0 million was released to the Company in December 2016. An additional $6.6 million was released during the three months ended March 31, 2017. Under the terms of warrant repurchase agreements signed in April 2017 and discussed in more detail below, $7.9 million was returned to the holders in exchange for the extinguishment of the Series C Warrants. The remaining cash proceeds of $11.8 million are being held in restricted accounts. Until the Company can effect a reverse stock split, as proposed in its recent consent solicitation statement filed with the SEC on July 26, 2017, it will not be able to access the $11.8 million of cash held in the restricted accounts.

In connection with the issuance of the Notes under the SPA, the Company also issued Series C Warrants, exercisable to acquire 6.8 million shares of Common Stock. The provisions in the Series C Warrants required the Company to account for the warrants as derivative liabilities. The Company recognized a discount to debt of $27.8 million related to the initial fair value of the Series C Warrants. On April 2, 2017 the Company entered into separate warrant repurchase agreements (the “Warrant Repurchase Agreements”) with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case were paid to the respective investor, in exchange for cancellation of the Warrants issued to each investor under the SPA. As a result of the extinguishment, the Company recognized a gain of $9.6 million, representing the difference between the fair value of the liability as of the extinguishment date of $17.5 million related to the Series C Warrants and the $7.9 million in cash returned to the Noteholders to extinguish the liability.

The Company has agreed to make amortization payments with respect to the Notes in fourteen (14) equal installments beginning seven (7) months after the original date of issuance of June 13, 2016 (each, an “Installment Date”). On each installment date, assuming certain equity conditions are met, the installment payment shall, at the election of the Company, automatically be converted into shares of Common Stock at a conversion rate defined in the agreement. If we cannot meet the equity conditions, we could be required to repay some or all of the amounts due under the notes in cash, and we may not have the funds available to make one or more of such payments when due. At any time after the issuance of the Notes, the Notes will be convertible at the election of the holder into shares of our Common Stock at a conversion price equal to $4.39, subject to adjustment as provided in the Notes. Until the Company can effect a reverse stock split, as proposed in its recent consent solicitation statement filed with the SEC on July 26, 2017, it cannot make amortization payments or conversions.

The Company issued shares of Common Stock as payments of principal (including certain early repayments at the option of the holders) under the Notes as follows:

	Number of Shares of Common Stock	Number of Shares of Preferred Stock	Applicable Conversion Price	Reduction in Principal
January 12, 2017	4,113,520	—	$0.36	$1,478,318
January 26 - February 1, 2017[1]	1,700,000	—	$0.32	544,000
February 10, 2017	15,358,864	—	$0.20	3,045,817
February 23 - March 2, 2017[1]	900,000	—	$0.14	126,000
March 13, 2017	41,054,082	—	$0.11	4,417,830
April 10, 2017	59,171,335	—	$0.06	3,621,286
May 9, 2017	38,278,294	—	$0.05	1,913,915
June 7 / July 2, 2017 Exchange Agreement[2]	241,428,571	4,200	—	4,200,000
July 7, 2017	40,000,000	—	$0.05	2,000,000
Total	442,004,666			$21,347,166

1During the periods referenced above, the Company and the holders of the Notes agreed to a temporary reduction in the conversion price in order to encourage voluntary conversion of Notes by the holders thereof.

2 On July 2, 2017, we entered into an exchange agreement with one of our investors which had purchased Notes, for $4.2 million aggregate principal amount of such Notes for 4,200 shares of Series A Preferred Stock. The Series A Preferred Stock shares were issued to address a short-term valuation issue for 241,428,571 common shares delivered to the Notes holders to close an installment period. Through the Series A Preferred Shares placement, the Company was able to value the open installment shares such that the amount of debt remaining under the Notes was reduced by $4.2 million.

As a result of the Notes including a feature such that the conversion price is based upon a formula which includes discounts to the market price of the common stock as well as having a lower effective conversion price considering the issuance discount and the value allocated to the Series C Warrants, the Company has recognized a beneficial conversion feature of $4.4 million. The original issue discount, the beneficial conversion feature, and the fair value of the issuance of the Series C Warrants are collectively considered the debt discount. The Company recorded a debt discount in the amount of $35.0 million which is being amortized over the life of the Notes using the effective interest method. As of June 30, 2017, $28.7 million of the debt discount has been amortized to interest expense. In addition to the debt discounts listed above, the Notes also include put options in the event of default and change in control as defined in the Notes. The value of such options was zero as the probability for such events was remote as of the issuance date and at June 30, 2017.

All debt issuance costs are accounted for as a deferred asset and will be amortized over the life of the Notes. As of June 30, 2017, the Company had incurred approximately $1.6 million in debt issuance costs and had amortized approximately $0.8 million of those costs.

The following table summarizes the convertible notes outstanding at June 30, 2017:

(in thousands)
Convertible notes payable, principal	$18,853
Debt discounts	(6,256)
Net convertible note payable	$12,598

(8)	Stockholders’ Equity

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

Warrants

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At June 30, 2017, the 2013 Warrants were exercisable at $112.64 per share with approximately 37,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At June 30, 2017, the February 2015 Warrants were exercisable at $0.14 per share with approximately 30,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of approximately 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to approximately 0.4 million common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to approximately 0.6 million common shares (“Series B Warrants”) and 0.4 million Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the Series A and Series B Warrants. During the three months ended March 31, 2016, approximately 0.1 million Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. The exercise price of the Series A Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At June 30, 2017, the Series A Warrants were exercisable at $0.14 with approximately 0.2 million warrants outstanding. The Series A Warrants have a five-year term. There were approximately 0.1 million July 2015 Series A Warrants exercised during the six months ended June 30, 2017 for proceeds of approximately $15,000.

In October 2016, the Company completed the sale of 425,000 shares of its common stock and the issuance of warrants to purchase 148,750 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At June 30, 2017, the October 2016 Warrants were exercisable at $0.14 per share with 0.1 million warrants outstanding.  The October 2016 Warrants have a five-year term.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 11,719 and 200,391 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In July 2016, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 106,250 shares, from 94,141 to 200,391 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of June 30, 2017 there were 122,596 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three and six months ended June 30, 2017, the Company recognized compensation expense of approximately $24,000 and $46,000, respectively, relating to stock options granted to employees. For the same periods in 2016, the Company recognized compensation expense of approximately $19,000 and $0.1 million, respectively. There were 15,000 stock options awards granted during the six months ended June 30, 2017. There were no stock option awards granted during the same period in 2016.

For the three and six months ended June 30, 2017, the Company recognized compensation expense of approximately $36,000 and $0.1 million, respectively, relating to restricted stock granted to employees.  For the same periods in 2016, the Company recognized compensation expense of approximately $52,000 and $0.2 million, respectively. There were 92,250 shares of restricted stock granted during the six months ended June 30, 2017. There were approximately 4,688 shares of restricted stock awards granted for the same period in 2016.

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

For the three and six months ended June 30, 2017, the Company recorded pre-tax derivative warrant expense of approximately $38,000 and pre-tax derivative warrant income of $1.2 million, respectively. The resulting derivative warrant liabilities totaled approximately $43,000 at June 30, 2017.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2017 was determined by using option pricing models with the following assumptions:

	October 2016 Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	108.81%	104.84%	110.37%	201.39%
Risk-free interest rates	1.81%	1.55%	1.47%	1.27%
Expected life (in years)	4.27	3.06	2.63	1.33

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2017
Liabilities
Derivative instrument liabilities	$—	$—	$43	$43

For the periods ended June 30, 2017 and 2016, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the six months ended June 30, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2016	$18,751
Total change in the liability included in earnings	(1,200)
Extinguishment of convertible note warrant	(17,489)
Fair value of warrants issued	—
Fair value of warrants exercised	(19)
Balance at June 30, 2017	$43

(10)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2017 and 2016 because their effects would be anti-dilutive:

	June 30,
	2017	2016
Stock options	55,846	42,024
Unvested restricted shares	101,294	19,000
Warrants	36,848	7,427,491
Total	193,988	7,488,515

(11)	Taxes

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

On June 29, 2017, our Board authorized the establishment of two series of preferred stock designated as Series A Preferred Stock, $0.01 par value, and Series B Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for each such series of Preferred Stock which were filed with the State of Delaware on June 30, 2017 and July 5, 2017, respectively.

On July 2, 2017, we entered into an exchange agreement (the “Exchange”) with one of our investors which had purchased certain senior secured convertible notes (the “Notes”), convertible into shares of our common stock pursuant to a certain June 6, 2016 securities purchase agreement, of $4.2 million aggregate principal amount of such Notes for 4,200 shares of Series A Preferred Stock (the “Series A Preferred Stock”). The Exchange is being made in reliance upon the exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933, as amended. The Series A Preferred Stock shall be entitled to the whole number of votes equal to $4.2 million divided by $3.68 (the closing bid price on June 13, 2016, the date of issuance of the Notes as adjusted for the reverse stock split effected in July 2016) or 1,141,304 votes. The Series A Preferred Stock have no dividend, liquidation or other preferential rights to our common stock, and each share of Series A Preferred Stock shall be redeemable for the amount of $0.001, payable in cash, per share at our written election.

On July 11, 2017, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”) with the investors which had purchased the Notes for the sale by the Company of 2,360 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $1,000 per share, in a private placement. The aggregate gross proceeds for the sale of the Series B Preferred Stock is $2.0 million. The Company intends to use the proceeds from the transaction for general corporate purposes. The restricted shares of Series B Preferred Stock have no registration rights and thus will not be eligible for legend removal for a period of at least six months from the date of closing. This Amended Purchase Agreement amends the July 5, 2017 Securities Purchase Agreement (the “Purchase Agreement”) into which we entered with certain institutional investors (the “Investors”) for the sale by the Company of 2,360 shares of Series B Preferred Stock in a registered direct offering. The Series B Preferred Stock shall be entitled to the whole number of votes equal to $2.0 million divided by $0.1867 (the closing bid price on July 5, 2017, the date of sale of the Series B Preferred Stock), or 10,712,372 votes. The Series B Preferred Stock has no dividend, liquidation or other rights which are preferential to our common stock.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2017 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending June 30, 2017 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2016  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and need for additional financing;
•	the commencement of future clinical trials and the results and timing of those clinical trials;
•	our ability to successfully commercialize CHEMOSAT/Melphalan/HDS, generate revenue and successfully obtain reimbursement for the procedure and System;
•	the progress and results of our research and development programs;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully source certain components of the system and enter into supplier contracts;
•	our ability to successfully manufacture CHEMOSAT/Melphalan/HDS;
•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Our primary research focus is on ocular melanoma liver metastases (mOM) and intrahepatic cholangiocarcinoma (ICC), a type of primary liver cancer, and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT/Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a registration trial for intrahepatic cholangiocarcinoma (ICC) we plan to initiate in 2017. Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in colorectal cancer metastatic to the liver (mCRC) and pancreatic cancer metastatic to the liver.

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

The prognosis for primary liver cancer is very poor, as indicated by an overall ratio of mortality to incidence of 0.95.  The American Cancer Society’s Cancer Facts & Figures 2017 outlines the treatment options for HCC as follows: “Early stage liver cancer can sometimes be successfully treated with surgery to remove part of the liver (partial hepatectomy); however, few patients have sufficient healthy liver tissue for this option. Liver transplantation may be possible in individuals with small tumors who are not candidates for partial hepatectomy. Other treatment options include tumor ablation (destruction) or embolization (blocking blood flow). Few options exist for patients diagnosed at an advanced stage. Sorafenib (Nexavar®) is a targeted drug approved for the treatment of HCC in patients who are not candidates for surgery and do not have severe cirrhosis.”

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

FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the FOCUS Trial) - NCT02678572

In January 2016, we initiated a new pivotal Phase 3 clinical trial in hepatic dominant ocular melanoma with the first patient enrolled in February 2016 looking at overall survival of patients (length of time from treatment to death). Called the FOCUS Trial, this new global Phase 3 trial will evaluate the safety, efficacy and pharmacokinetic profile of Melphalan/HDS versus best alternative care in 240 patients with hepatic dominant OM. The primary endpoint is a comparison of overall survival between the two study arms. Secondary and exploratory endpoints include progression-free survival, overall response rate and Quality of Life (QoL) measures. In the FOCUS trial's treatment phase, patients randomized to the Melphalan/HDS arm will receive up to six treatments at intervals of six to eight weeks for up to 12 months. Tumor response will be assessed in both study arms every 12 weeks until evidence of hepatic disease progression. For patients progressing to the follow-up phase, disease assessment scans will continue every 12 weeks for up to two years.

The FOCUS Trial is being conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Florida was activated as a participating center in January 2016 with Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, serving as the trial's lead investigator. In October 2016 we announced the addition of several prestigious cancer centers in the United States and Europe. We intend to include approximately 30-40 leading cancer centers in the United States and Europe in the FOCUS Trial.

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

Percutaneous Hepatic Perfusion (PHP) vs. Cisplatin/Gemcitabine in Patients with Intrahepatic Cholangiocarcinoma - NCT03086993

In March 2017 we announced another SPA agreement with the FDA for the design of a new pivotal trial of Melphalan/HDS to treat patients with intrahepatic cholangiocarcinoma (ICC) titled A Randomized, Controlled Study to Compare the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment Given Sequentially Following Cisplatin/Gemcitabine versus Cisplatin/Gemcitabine (Standard of Care) in Patients with Intrahepatic Cholangiocarcinoma (Pivotal ICC Trial).  Under the SPA, the Pivotal ICC Trial will enroll approximately 295 ICC patients at approximately 40 clinical sites in the U.S. and Europe.  The primary endpoint is overall survival (OS) and secondary and exploratory endpoints include safety, progression-free survival (PFS), overall response rate (ORR) and quality-of-life measures. We expect to begin patient enrollment in the study in the Fall of 2017. This Pivotal ICC Trial is designed to be cost effective and pursued in a financially prudent manner.  Given the sequential nature of the trial design, our investment in this study will be modest in 2017 as the Melphalan/HDS segment of the study will not occur until late in the year. The SPA agreement for this trial indicates that the pivotal trial design adequately addresses objectives that, if met, would support regulatory requirements for approval of Melphalan/HDS in ICC.

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

Protocol 201 NCT02406508 – Conducted in the United States, this trial is intended to assess the safety and efficacy of Melphalan/HDS followed by sorafenib. The trial will evaluate overall response rate via modified Response Evaluation Criteria in Solid Tumors (mRECIST), progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life

Protocol 202 NCT02415036 – Conducted in Europe, this trial is intended to assess the safety and efficacy of Melphalan/HDS without sorafenib. The trial will also evaluate overall response rate via mRECIST criteria, progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life. Hospitals in Germany and Italy are participating in this trial.

ICC Cohort – In 2015 we expanded Protocol 202 to include a cohort of patients with ICC. The trial for this cohort is being conducted at the same centers participating in the Phase 2 HCC trial. This trial has completed enrollment and data collection for the ICC cohort is ongoing. We will announce results for this cohort once the data are fully mature.

ICC Retrospective Data Collection - The original goal to obtain an efficacy signal for the Phase 2 ICC cohort has been satisfied by the result of multicenter patient outcomes identified in the retrospective data collection of our commercial ICC cases conducted by our European investigators. These promising outcomes and observations were discussed with Key Opinion Leaders (KOL) at a Delcath-organized medical advisory panel meeting and led to the agreement that PHP® therapy does, indeed, "demonstrate an efficacy signal in ICC and is worthy of full clinical investigation." Data from this retrospective data collection provided important scientific support during our negotiations with the FDA for our SPA for the Pivotal ICC Trial. Data for the retrospective data collection are being submitted for publication by the European investigators, and details of these findings will be announced when publically available.

With the objectives of identifying an efficacy signal worthy of further clinical investigation now met, we have terminated enrollment in our Phase 2 program and will close the Phase 2 trials in order to focus available resources on the FOCUS Trial and the ICC Pivotal trial.

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

European Investigator Initiated Trials

In addition to the clinical trials in our CDP, we are supporting data generation in other areas. We are currently conducting one Investigator Initiated Trial (IITs) in colorectal carcinoma metastatic to the liver (mCRC) at Leiden University Medical Center in the Netherlands.   We are planning two additional IITs – one for colorectal carcinoma metastatic to the liver at Heidelberg University in Heidelberg, Germany and one for pancreatic carcinoma metastatic to the liver at Spire Hospital in Southampton, England. We continue to evaluate other IITs as suitable opportunities present in Europe. We believe IITs will serve to build clinical experience at key cancer centers, and will help support efforts to obtain full reimbursement in Europe.

European Clinical Data Generation

On April 2, 2015, we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and QoL information using observational study methods. This registry will gather data in multiple tumor types from commercial cases performed by participating cancer centers in Europe.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  However, we believe the patient registry will provide a valuable data repository from a commercial setting that can be used to identify further clinical development opportunities, support clinical adoption and reimbursement in Europe. Cancer centers in Germany, the United Kingdom, and the Netherlands are participating in the registry and patient enrollment has begun.

Recent Data Presentations

In July 2017, the Journal of Cancer Research and Clinical Oncology published an analysis of clinical findings from 29 Hannover Medical School patients who were treated with percutaneous hepatic perfusion (PHP®) therapy with Melphalan/HDS as last-line therapy for primary and secondary liver tumors. Hannover Medical School physicians treated 29 patients with a total of 54 PHP procedures. Patients received as many as five treatments each, with an average of two per patient. Nineteen patients were diagnosed with unresectable liver metastases that arose from solid tumors, including 11 cases of ocular melanoma, and the remaining 10 patients had hepatocellular or cholangiocarcinoma.

Across all patients, the overall response rate (ORR) was 19.2 percent, with ocular melanoma patients experiencing the highest ORR (33.3 percent). As has been published previously, high tumor volumes negatively impact overall survival (OS). Median OS was 261 days for the entire patient group. Two patients with cholangiocarcinoma and one patient with ocular melanoma had the longest survival with 566, 465, and 477 days respectively. Overall, PHP with Melphalan/HDS was well tolerated. Complications including thrombocytopenia, cardiovascular events, ulcerous bleeding, and edema were reported. These results are summarized in the Journal of Cancer Research and Clinical Oncology article, “Safety and Efficacy of Chemosaturation in Patients with Primary and Secondary Liver Tumors.”

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

Market Access & Commercial Clinical Adoption

European Union

Our immediate market access and clinical adoptions efforts continue to be focused on the key target markets of Germany, United Kingdom and the Netherlands, which represent a majority of the total potential liver cancer market (primary and metastatic) in the EU and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  We also continue to support clinical adoption of CHEMOSAT in Spain, France and Italy.  We employ a combination of direct and indirect sales channels to market and sell CHEMOSAT in these markets.  Our European Headquarters is in Galway, Ireland.

Since launching CHEMOSAT in Europe, treatments have been performed at over 25 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine. Earlier this year we were delighted to report that SPIRE Southampton Hospital in the U.K. surpassed 100 treatments with CHEMOSAT since initiating procedures in December 2013, a milestone also recently achieved by one of our sites in Germany.   We also continue to see the average number of repeat treatments performed on a per patient basis consistently increase, also earlier this year, we reported our first patient to receive eight CHEMOSAT treatments.

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

In May 2014, NICE, a non-departmental public body that provides guidance and advice to improve health and social care in the UK, completed a clinical review of CHEMOSAT. The NICE review indicated that as the current body of evidence on the safety and efficacy of PHP with CHEMOSAT for primary or metastatic liver cancer is limited, the procedure should be performed within the context of research by clinicians with specific training in its use and techniques.  NICE stated that this research may take the form of observational studies. With continued enrollment in our Phase 2 HCC and ICC trial in 2016, we believe the data generated from these studies will help provide supporting clinical data and address the concerns raised by NICE relative to survival, quality of life and adverse events.  NICE may decide to conduct a Technology Appraisal of CHEMOSAT thereafter, the outcome of which could influence the long-term reimbursement status.

In the short term, public patients will continue to be treated in the UK through clinical trials. Private patients will continue to be treated through the established private treatment pathway such as private insurance coverage or self-pay.

Spain

In April 2016, we announced that the General and Digestive Surgery team at HM Sanchinarro University Hospital had activated the hospital's CHEMOSAT program. The Sanchinarro team successfully performed three procedures with CHEMOSAT, using the procedure to treat patients with peripheral cholangiocarcinoma and neuroendocrine tumors liver metastases. HM Sanchinarro University Hospital is the second center in Spain to offer CHEMOSAT treatments.

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

Distribution Partners

As a result of the Company’s strategy to prioritize resources on the key direct markets of Germany, the Netherlands and the United Kingdom, the Company expects that its distribution strategy will play a lesser role in its current commercial activities. In Spain, the Company has determined that there was no benefit to continuing with an indirect model and therefore terminated its relationship with its distributor in Spain and is now represented in Spain through a sales agency. The Company is represented in Turkey through a distribution partner.

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

The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	submission to the FDA of an NDA after completion of all pivotal clinical trials;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
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

In July 2017, one of our pending patent applications for our chemotherapy filtration system was approved by the U.S. Patent Office.  When appropriate, the Company actively pursues protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of the CHEMOSAT/Melphalan/HDS that will enable us to expand our platform beyond the treatment of cancers in the liver.

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

Certain of our United States and foreign patents have already expired and other patents relating to the CHEMOSAT/Melphalan/HDS will expire in the future. In certain circumstances, United States patent law allows for the extension of a patent’s duration for a period of up to five years after FDA approval.  The Company intends to seek extension for one of our patents after FDA approval if it has not expired prior to the date of approval. In addition to our proprietary protections, the FDA has granted Delcath five orphan drug designations that provide us a seven-year period of exclusive marketing beginning on the date that our NDA is approved by the FDA for the designated orphan drug. While the exclusivity only applies to the indication for which the drug has been approved, the Company believes that it will provide us with added protection once commercialization of an orphan drug designated product begins.

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

Recent Financial Transactions

In July, we issued two series of preferred stock (Series A Preferred Stock and Series B Preferred Stock) in transactions with holders of our 2016 convertible notes. The Series A shares were issued to address a short-term valuation issue for common shares delivered to the note holders to close an installment period. Through the Series A Preferred Shares placement, we were able to value the open installment shares such that the amount of debt remaining under the Convertible Note was reduced by $4.2 million. The Series B Preferred Shares, which are convertible to common shares at $0.153, allowed us to raise $2.0 million in unrestricted cash. This was critical to our ongoing operations because we are unable to access cash in the restricted accounts related to the Convertible Note.

Proposal on Effecting a Reverse Stock Split

On July 26, 2017 the Company filed a Schedule 14A detailing a proposed reverse stock split, subject to shareholder approval. To continue to fund our operations and support our clinical programs, we need the ability to issue common shares, both to service the amortization of our Convertible Note and to explore alternative equity financing. However, we are currently at the threshold of the Authorized Shares limit in our Certificate of Incorporation. Without a sufficient number of authorized shares, we are unable to access the $11.8 million of cash in the restricted account associated with the Convertible Notes issued last year, or to undertake any type of equity fund raise. The proposed reverse split of our common shares will reduce the shares outstanding and provide us with the flexibility to raise equity capital and support our important clinical trials and our commercial efforts in Europe.

Effecting the reverse stock split will also allow Delcath to remain in compliance with NASDAQ exchange stock listing requirements, which provides liquidity and other important benefits to the Company and its investors. It is important to note that the floor price for the Convertible Note will adjust with the effected reverse stock split ratio to a minimum of $1.00.  We believe this should serve to support the stock price following a split and reduce future potential dilution related to the Convertible Note.

For these reasons, the Company’s Board of Directors encourage investors to support the proposed reverse stock split in order for Delcath to move forward successfully. All investors are encouraged to read our Definitive Schedule 14A in detail for full information regarding the proposed reverse stock split.

Results of Operations for the three and six months ended June 30, 2017; Comparisons of Results of Operations for the three and six months ended June 30, 2016

Three months ended June 30, 2017 and June 30, 2016

Revenue

The Company recorded approximately $0.6 million in revenue related to product sales for the three months ended June 30, 2017 and $0.5 million in revenue related to product sales for the three months ended June 30, 2016. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the three months ended June 30, 2017, the Company recorded cost of goods sold of approximately $0.1 million compared to $0.2 million for the three months ended June 30, 2016, primarily related to rounding differences.

Selling, General and Administrative Expenses

For the three month periods ended June 30, 2017 selling, general and administrative expenses were $2.5 million compared to $2.3 million for the three months ended June 30, 2016. The increase is due to an increase in personnel related expenses and costs associated with the timing of Company’s annual meeting being held in the second quarter this year versus the third quarter in the prior year.

Research and Development Expenses

For the three month periods ended June 30, 2017 and 2016, research and development expenses increased to $2.5 million from $1.9 million, primarily due to the ongoing enrollment of our Phase 3 trial which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Expense

Other income (expense) increase is related to the gain on the extinguishment of the June 2016 Series C Warrants discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q .

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

Derivative Instrument Expense

For the three months ended June 30, 2017 derivative instrument expense decreased to approximately $38,000 from $1.2 million for the three months ended June 30, 2016. The decrease of $1.1 million is due to the extinguishment of the Series C Warrants and the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 7 and Note 9 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded a net loss for the three months ended June 30, 2017, of $2.0 million, a decrease of $4.7 million, or 70.9%, compared to a net loss of $6.7 million for the same period in 2016. This decrease in net loss is primarily due to a $9.6 million gain on the extinguishment of the June 2016 Series C Warrants which was offset by a $5.3 million increase in interest expense related to the convertible note, both non-cash items and discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Additionally, there was a $1.2 million decrease in the change in the fair value of the warrant liability, a non-cash item, offset by a $0.8 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives.

Six months ended June 30, 2017 and June 30, 2016

Revenue

The Company recorded approximately $1.3 million in revenue related to product sales for the six months ended June 30, 2017 and $0.9 million in revenue related to product sales for the six months ended June 30, 2016. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the six months ended June 30, 2017, the Company recorded cost of goods sold of approximately $0.4 million compared to $0.3 million for the six months ended June 30, 2016. The increase in cost of goods sold is commensurate with the increase in sales.

Selling, General and Administrative Expenses

For the six months ended June 30, 2017 the Company recorded selling, general and administrative expenses of approximately $4.9 million compared to $4.7 million for the same period in 2016. The increase is due to an increase in personnel and costs associated with the timing of Company’s annual meeting being held in the second quarter this year versus the third quarter in the prior year.

Research and Development Expenses

For the six months ended June 30, 2017 and 2016, research and development expenses increased to $4.8 million from $3.3 million, primarily due to the ongoing enrollment of our Phase 3 trial during 2016 which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Expense

Other income (expense) increase is related to the gain on the extinguishment of the June 2016 Series C Warrants discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q .

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

Derivative Instrument Income

For the six months ended June 30, 2017 derivative instrument income increased to $1.2 million from $0.5 million for the six months ended June 30, 2016. The increase of $0.7 million is due to the extinguishment of the Series C Warrants and the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 7 and Note 9 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded a net loss for the six months ended June 30, 2017, of $13.3 million, an increase of $4.8 million, or 56.5%, compared to a net loss of $8.5 million for the same period in 2016. This increase in net loss is primarily due to a $13.7 million increase in interest expense primarily related to the amortization of debt discounts, offset by a $9.6 million gain on the extinguishment of the June 2016 Series C Warrants, both non-cash items, discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Additionally, there was a $1.8 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives, offset by $0.4 million increase in gross profit and a $0.7 million increase in the change in the fair value of the warrant liability, a non-cash item.

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

At June 30, 2017, the Company had cash and cash equivalents totaling $1.8 million, as compared to cash and cash equivalents totaling $4.4 million and $7.5 million at December 31, 2016 and June 30, 2016, respectively. In addition, the Company has $12.9 million in restricted cash primarily related to the Convertible Notes discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2017 the Company used $8.1 million of cash in its operating activities, which compares to $7.0 million used for operating activities during the comparable period in 2016. Assuming the Company is able to effect a reverse stock split as proposed in its recent consent solicitation statement filed with the SEC on July 26, 2017, management believes that its capital resources are adequate to fund operating activities through the end of 2017.

Our consolidated financial statements as of June 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, and public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, and 2016 including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by a private placement of convertible notes in 2016 and preferred stock in 2017. For a detailed discussion of the Company’s various sales of securities see Note 8 to the Company’s financial statements contained in this Quarterly Report on Form 10-Q.

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

In October 2013, the Company completed the sale of 81,875 shares of its common stock and the issuance of warrants to purchase approximately 37,000 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At June 30, 2017, the 2013 Warrants were exercisable at $112.64 per share with approximately 37,000 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 153,750 shares of its common stock and the issuance of warrants to purchase 69,000 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At June 30, 2017, the February 2015 Warrants were exercisable at $0.14 per share with approximately 30,000 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 0.6 million Units consisting of 0.6 million shares of its common stock, Series A Warrants to purchase up to 0.4 million common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 0.6 million common shares (“Series B Warrants”) and 0.4 million Series A Warrants per unit pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the 2015 Series A Warrants and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. During the three months ended March 31, 2016, approximately 0.1 million Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 0.4 million Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 0.1 million Series A Warrants were issued. At June 30, 2017, the Series A Warrants were exercisable at $0.14 with approximately 0.2 million warrants outstanding. The Series A Warrants have a five-year term. There were approximately 0.1 million July 2015 Series A Warrants exercised during the six months ended June 30, 2017 for proceeds of approximately $15,000.

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

In October 2016, the Company completed the sale of 425,000 shares of its common stock and the issuance of warrants to purchase 148,750 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At June 30, 2017, the October 2016 Warrants were exercisable at $0.14 per share with 0.1 million warrants outstanding.  The October 2016 Warrants have a five-year term.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the July 2015 Series A Warrants, and the October 2016 Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the six months ended June 30, 2017, the Company recorded pre-tax derivative instrument income of $1.2 million. The fair value of the Warrants totaled $0.04 million at June 30, 2017. Management expects that the warrants outstanding at June 30, 2017 will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2017 was determined by using option pricing models assuming the following:

	October 2016 Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	108.81%	104.84%	110.37%	201.39%
Risk-free interest rates	1.81%	1.55%	1.47%	1.27%
Expected life (in years)	4.27	3.06	2.63	1.33
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of June 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 11, 2017, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”) with certain institutional investors for the sale by the Company of 2,360 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $1,000 per share, in a private placement. The aggregate gross proceeds for the sale of the Series B Preferred Stock is $2.0 million. The Company intends to use the proceeds from the transaction for general corporate purposes. The restricted shares of Series B Preferred Stock have no registration rights and thus will not be eligible for legend removal for a period of at least six months from the date of closing. This Amended Purchase Agreement amends the July 5, 2017 Securities Purchase Agreement (the “Purchase Agreement”) into which we entered with certain institutional investors (the “Investors”) for the sale by the Company of 2,360 shares of Series B Preferred Stock in a registered direct offering. The Series B Preferred Stock shall be entitled to the whole number of votes equal to $2.0 million divided by $0.1867 (the closing bid price on July 5, 2017, the date of sale of the Series B Preferred Stock), or 10,712,372 votes. The Series B Preferred Stock has no dividend, liquidation or other rights which are preferential to our common stock.

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

August 8, 2017	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barbra C. Keck
Barbra C. Keck
Chief Financial Officer
(Principal Financial Officer)

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