Form 10-Q
period 2017-09-30
DELCATH SYSTEMS, INC.
filed 2017-11-14
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, 2,591,509 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,495	$4,409
Restricted cash	8,362	27,287
Accounts receivables, net	298	403
Inventories	1,164	660
Prepaid expenses and other current assets	385	698
Deferred financing costs	529	699
Total current assets	13,233	34,156
Property, plant and equipment, net	1,253	1,083
Total assets	$14,486	$35,239

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,891	$594
Accrued expenses	3,755	3,407
Series C preferred shares	494	—
Convertible notes payable, net of debt discount	9,736	13,343
Warrant liability	16	18,751
Total current liabilities	15,892	36,095
Deferred revenue	—	30
Other non-current liabilities	444	604
Total liabilities	16,336	36,729

Commitments and Contingencies	—	—

Stockholders' deficit
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 1,426,153 and 11,805 shares issued and 1,425,862 and 11,750 shares outstanding at September 30, 2017 and December 31, 2016, respectively*	14	—
Additional paid-in capital	303,808	277,790
Accumulated deficit	(305,587)	(279,188)
Treasury stock, at cost; 1 share at September 30, 2017 and December 31, 2016, respectively*	(51)	(51)
Accumulated other comprehensive income	(34)	(41)
Total stockholders' deficit	(1,850)	(1,490)
Total liabilities and stockholders' deficit	$14,486	$35,239

*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016 and a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$684	$435	$2,011	$1,316
Cost of goods sold	172	112	527	373
Gross profit	512	323	1,484	943

Operating expenses:
Selling, general and administrative	2,860	2,361	7,807	7,025
Research and development	2,279	2,686	7,119	5,975
Total operating expenses	5,139	5,047	14,926	13,000
Operating loss	(4,627)	(4,724)	(13,442)	(12,057)
Change in fair value of the warrant liability, net	27	8,680	1,227	9,171
Gain on warrant extinguishment	—	—	9,613	—
Loss on debt settlements	(2,952)	—	(2,952)	—
Interest expense	(5,042)	(4,963)	(20,324)	(6,584)
Other income (expense)	(2)	3	5	(15)
Net loss	$(12,596)	$(1,004)	$(25,873)	$(9,485)
Other comprehensive loss:
Foreign currency translation adjustments	(15)	(2)	7	(12)
Comprehensive loss	$(12,611)	$(1,006)	$(25,866)	$(9,497)

Common share data:
Basic and diluted loss per share*	$(9.36)	$(230.99)	$(34.99)	$(2,232.30)

Weighted average number of basic and diluted common shares outstanding*	1,401,413	4,349	754,421	4,249

*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016 and a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit)

(Unaudited)

(in thousands, except share data)

	Common Stock Issued						Accumulated
	$0.01 Par Value		Treasury Stock				Other
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Comprehensive loss	Total
Balance at January 1, 2017	11,805	$—	(1)	$(51)	$277,790	$(279,188)	$(41)	$(1,490)
Compensation expense for issuance of stock options	—	—	—	—	48	—	—	48
Compensation expense for issuance of restricted stock	261	—	—	—	84	—	—	84
Issuance of common stock for payments made in shares on convertible note payable	1,413,790	14	—	—	25,852	—	—	25,866
Series B preferred stock dividend						(526)		(526)
Warrants exercised	297	—	—	—	15	—	—	15
Fair value of warrants exercised		—	—	—	19	—	—	19
Net loss	—	—	—	—	—	(25,873)	—	(25,873)
Total comprehensive loss	—	—	—	—	—	—	7	7
Balance at September 30, 2017	1,426,153	$14	(1)	$(51)	$303,808	$(305,587)	$(34)	$(1,850)

*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016 and a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,873)	$(9,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	48	138
Restricted stock compensation expense	84	228
Depreciation expense	198	232
Loss on disposal of equipment	20	1
Warrant liability fair value adjustment	(1,227)	(9,171)
Gain on warrant extinguishment	(9,613)	—
Non-cash interest income	16	(1)
Deferred revenue	(30)	31
Debt discount and deferred finance costs amortization	20,315	6,567
Loss on debt settlements	2,952	—
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	276	610
Increase in accounts receivable	(94)	(94)
Decrease (increase) in inventories	(338)	190
Increase in accounts payable and accrued expenses	1,767	312
Decrease in other non-current liabilities	(160)	(155)
Net cash used in operating activities	(11,659)	(10,597)

Cash flows from investing activities:
Purchase of property, plant and equipment	(372)	(245)
Increase in restricted cash	—	(1,087)
Net cash used in investing activities	(372)	(1,332)

Cash flows from financing activities:
Increase in restricted cash	—	(29,200)
Net proceeds from the release of restricted cash	7,901	—
Release of restricted cash for extinguishment of Series C Warrants	7,876	—
Cash paid to extinguish of Series C Warrants	(7,876)	—
Net proceeds from sale of Series B and Series C preferred shares	2,278	—
Release of restricted cash for redemption of Series A and Series B preferred shares	2,360	—
Redemption of Series A and Series B preferred shares	(2,360)	—
Net proceeds from convertible debt financing	—	31,436
Net proceeds from sale of stock and exercise of warrants	15	704
Net cash provided by financing activities	10,194	2,940
Foreign currency effects on cash and cash equivalents	(77)	71
Net decrease in cash and cash equivalents	(1,914)	(8,918)

Cash and cash equivalents:
Beginning of period	4,409	12,607
End of period	$2,495	3,689

Supplemental non-cash activities:
Conversion of convertible notes to common stock	$26,199	$—
Fair value of warrants issued	$—	$28,133
Fair value of warrants exercised	$19	$245

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2017 and 2016 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”), as amended by that certain Amendment No. 1 to Form 10-K for the year ended December 31, 2016, filed with the SEC on July 14, 2017 and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

On November 6, 2017, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-three hundred and fifty (1:350) split-adjusted basis. All owners of record as of the open of the OTCQB market on November 6, 2017 received one issued and outstanding share of Delcath common stock in exchange for three hundred and fifty issued and outstanding shares of Delcath common stock. No fractional shares were issued in connected with the reverse stock split. All fractional shares created by the one-for-three hundred and fifty exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s interim condensed consolidated financial statements contained in the Quarterly Report on Form 10-Q and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

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

Our clinical development program for CHEMOSAT and Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a registration trial for intrahepatic cholangiocarcinoma (ICC) we plan to initiate in 2017. Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in colorectal cancer metastatic to the liver (mCRC) and pancreatic cancer metastatic to the liver.

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $305.6 million at September 30, 2017. As shown in the accompanying financial statements during the three and nine months ended September 30, 2017, the Company incurred net losses of $12.6 million and $25.9 million, respectively and during the nine months ended September 30, 2017 used $11.7 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company has incurred losses since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. As a result of issuing $35.0 million in senior secured convertible notes in June 2016 and effecting a reverse stock split on November 6, 2017 management believes that in its current reduced operating mode its capital resources will be adequate to fund operations through at least January 2018. To the extent additional capital is not available when needed, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of the business.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainties and risks related to clinical research, product development; regulatory approvals; technology; patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing; marketing and sales experience; and dependence on key personnel.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2017 and 2016; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2016.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company intends to adopt this standard on January 1, 2018. Due to the nature of the Company’s revenue generating activites and the small number of customer contracts, the Company does not anticipate that this guidance will materially impact its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815). The new guidance intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the Board re-characterized the indefinite deferral of certain provisions of Topic 480 to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public entities for fiscal years beginning after December 15, 2018. The Company intends to adopt this standard on January 1, 2019 and is evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial statements.

(2)	Inventories

Inventories consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$328	$346
Work-in-process	660	214
Finished goods	176	100
Total inventories	$1,164	$660

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Insurance premiums	$61	$501
Taxes	53	—
Security Deposit	50	50
Other[1]	221	147
Total prepaid expenses and other current assets	$385	$698

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at September 30, 2017 and December 31, 2016.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Buildings and land	$574	$556
Enterprise hardware and software	1,648	1,532
Leaseholds	1,659	1,504
Equipment	960	940
Furniture	182	354
Property, plant and equipment, gross	5,023	4,886
Accumulated depreciation	(3,770)	(3,803)
Property, plant and equipment, net	$1,253	$1,083

Depreciation expense for the three and nine months ended September 30, 2017 was approximately $0.1 million and $0.2 million, respectively, as compared to approximately $0.1 million and $0.2 million, respectively, for the same periods in 2016.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Clinical trial expenses	1,410	1,365
Compensation, excluding taxes	$1,132	$933
Professional fees	448	286
Short-term portion of lease restructuring	221	216
Other[1]	544	607
Total accrued expenses	$3,755	$3,407

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at September 30, 2017 and December 31, 2016.

(6)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of September 30, 2017, the total remaining lease restructuring liability for its leased office space was approximately $0.7 million, of which approximately $0.3 million and $0.4 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of September 30, 2017:

(in thousands)	Lease Liability
Reserve balance at December 31, 2016	$820
Charges	—
Payments/Utilizations	(155)
Reserve balance at September 30, 2017	$665

(7)	Convertible Notes Payable

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

Under the terms of the Notes, at closing the Company received an initial tranche of $3.0 million for immediate use for general corporate purposes. A second tranche of $3.0 million was released to the Company in December 2016. An additional $6.6 million was released during the three months ended March 31, 2017. Under the terms of warrant repurchase agreements signed in April 2017 and discussed in more detail below, $7.9 million was returned to the holders in exchange for the extinguishment of the Series C Warrants. During the three months ended September 30, 2017, an additional $2.1 million was released to the Company and $2.4 million was returned to the holders in order to redeem the Series A and Series B Preferred Shares discussed in more detail in Note 8. The remaining cash proceeds of $7.3 million are being held in restricted accounts.

In connection with the issuance of the Notes under the SPA, the Company also issued Series C Warrants, exercisable to acquire appoximately 20,000 shares of Common Stock. The provisions in the Series C Warrants required the Company to account for the warrants as derivative liabilities. The Company recognized a discount to debt of $27.8 million related to the initial fair value of the Series C Warrants. On April 2, 2017 the Company entered into separate warrant repurchase agreements (the “Warrant Repurchase Agreements”) with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case were paid to the respective investor, in exchange for cancellation of the Warrants issued to each investor under the SPA. As a result of the extinguishment, the Company recognized a gain of $9.6 million, representing the difference between the fair value of the liability as of the extinguishment date of $17.5 million related to the Series C Warrants and the $7.9 million in cash returned to the Note holders to extinguish the liability.

The Company has agreed to make amortization payments with respect to the Notes in fourteen (14) equal installments beginning seven (7) months after the original date of issuance of June 13, 2016 (each, an “Installment Date”). On each installment date, assuming certain equity conditions are met, the installment payment shall, at the election of the Company, automatically be converted into shares of Common Stock at a conversion rate defined in the agreement. If we cannot meet the equity conditions, we could be required to repay some or all of the amounts due under the notes in cash, and we may not have the funds available to make one or more of such payments when due. At any time after the issuance of the Notes, the Notes will be convertible at the election of the holder into shares of our Common Stock at a conversion price equal to $1,536.50, subject to adjustment as provided in the Notes.

Restructuring Agreement

On August 28, 2017, the Company entered into a Restructuring Agreement (the “Agreement”) with one of the institutional investors (the “Investor”) who was a party to the SPA. As of the date the Agreement was entered into, the Investor held $11,444,637 aggregate principal amount of Notes of which there was $10,092,857 aggregate Restricted Principal, (as defined in the Notes) of Notes (the “Restricted Notes”), secured by such aggregate cash amount held in a collateral account of the Company in the same amount (the “Restricted Cash”) and (y) $1,351,780 principal of Notes (the “Unrestricted Notes”), (ii) 4,200 shares of Series A Preferred Stock and (iii) 2,006 shares of Series B Convertible Preferred Stock.

Pursuant to the Agreement, (a) on the date thereof the Company and the Investor took the following actions (the “Initial Restructuring”): (i) the Investor released restrictions on $1,650,000 of Restricted Cash (the “Initial Release”), (ii) the Investor consented to the use of additional Restricted Cash to effect redemptions of the Series A Preferred Shares and the Series B Preferred Shares, (iii) the Investor cancelled $1,200,000 aggregate principal of the Notes (such portion of the Notes, the “Cancellation Note”), (iv) the Company redeemed all the Series A Preferred Shares outstanding for a cash payment to the Investor of $4.20 and (v) the Company redeemed the Series B Preferred Shares for a cash payment to the Investor of $2,006,000 and (b) upon the consummation of a reverse stock split of our Common Stock of at least twenty to one (the “Reverse Stock Split Event”, and such date, the “Reverse Stock Split Date”) by September 15, 2017, the Company and the Investor shall have taken the following actions (the “Additional Restructuring”, and together with the Initial Restructuring, the “Restructuring”): (i) the Investor shall consent to the use of Restricted Cash to effect redemptions of $4,000,000 aggregate Restricted Principal of the Restricted Notes (such portion of the Restricted Notes, the “Redemption Notes”), (ii) the Company shall redeem the Redemption Notes for a redemption price of $6,436,852.80 (the “Redemption Price”) and (iii) the Company shall exchange (the “Exchange”), pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, $2,436,852.80 aggregate Restricted Principal of the Restricted Notes (such portion of the Restricted Notes, the “Exchange Notes”, and together with the Redemption Notes, the “Restructured Notes”) for new warrants to purchase 114,286 shares of its Common Stock (the “New Warrants”, as exercised, the “New Warrant Shares”). The New Warrants expire on the 42 month anniversary of the date of issuance and bear an exercise price of $122.50 per share (which shall be adjusted to the new lower purchase price per share if there is a subsequent “down round” financing). The Investor, in lieu of an exercise of the New Warrants pursuant to a cash payment of the aggregate exercise price of the number of New Warrants being exercised, may exercise the New Warrants, in whole or in part, by electing instead to receive upon such exercise two shares and one hundred and twenty-five thousandths of a share of the Company’s Common Stock for each Warrant Share exercised pursuant to this provision.. The transactions set forth herein were being made in reliance upon the exemption from registration provided by Rule 4(a)(2) of the Securities Act of 1933, as amended (the “1933

Act”) and Rule 144(d)(3)(ii) of the 1933 Act. As a result of not having effected a reverse stock split by September 15, 2017, the Additional Restructuring did not occur.

Amendment to Restructuring Agreement

As a result of the lack of requisite approval by Delcath stockholders for the Company’s proposed reverse stock split, the parties and the two investors in the Notes entered into an amendment to the August restructuring agreement on October 10, 2017 as follows: (i) on the date that the Company effects a reverse split of its common stock, (x) the Company will exchange, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, an aggregate principal amount of those notes equal to $279,015 for new warrants to purchase an aggregate of 127,551 shares of Common Stock, and the Company shall redeem all the Series C Preferred Shares then outstanding for a cash payment of $590,000 and (ii) upon the initial consummation, on or prior to December 15, 2017, by the Company of the offering contemplated by the registration statement on Form S-1 that was filed with the SEC on October 11, 2017 the following shall occur: (i) pursuant to Section 3(b) of the Restricted Notes, the Company shall be deemed (as adjusted downward by the Black-Scholes value of the warrants being issued in this offering) to have automatically, and irrevocably, adjusted the conversion price of the Notes to 200% of the purchase price of a share of our common stock in the offering contemplated by the registration statement, (ii) the maturity date (as defined in the notes) shall automatically be extended to the earlier to occur of (x) the first anniversary of the date of consummation of the offering contemplated by the registration statement and (y) December 30, 2018, (iii) until the earlier of (x) this maturity date and (y) the 75th calendar day after the date of consummation of the offering contemplated by the registration statement, all installments to be made under the notes shall be deemed automatically deferred with no conversions during that 75 day period, (iv) the Company agreed to redeem any portion of the outstanding notes at any time requested by either investor thereto with $7.3 million in cash to be reduced by $0.6 million to redeem the Series C Preferred Stock remaining in the restricted accounts with respect to the 2016 convertible notes and (v) the conversion floor price on the notes is $0.05 and not subject to adjustments.

The Company has issued shares of Common Stock as payments of principal (including certain early repayments at the option of the holders) under the Notes as follows:

	Number of Shares of Common Stock	Number of Shares of Preferred Stock	Applicable Conversion Price	Reduction in Principal
January 12, 2017	11,753	—	$126.00	$1,478,318
January 26 - February 1, 2017[1]	4,857	—	$112.00	544,000
February 10, 2017	43,882	—	$70.00	3,045,817
February 23 - March 2, 2017[1]	2,571	—	$49.00	126,000
March 13, 2017	117,297	—	$38.50	4,417,830
April 10, 2017	169,061	—	$21.00	3,621,286
May 9, 2017	109,367	—	$17.50	1,913,915
June 7 / July 2, 2017 Exchange Agreement[2]	689,796	4,200	$6.09	4,200,000
July 7, 2017	114,286	—	$17.50	2,000,000
August 4, 2017	38,906	—	$24.50	1,015,848
August 28, 2017 Restructuring Agreement[3]	117,171	—	$10.50	1,200,000
Total	1,418,948			$23,563,014

1 During the periods referenced above, the Company and the holders of the Notes agreed to a temporary reduction in the conversion price in order to encourage voluntary conversion of Notes by the holders thereof.

2 On July 2, 2017, the Company entered into an exchange agreement with one of its investors which had purchased Notes, for $4.2 million aggregate principal amount of such Notes for 4,200 shares of Series A Preferred Stock. The Series A Preferred Stock shares were issued to address a short-term valuation issue for 689,796 common shares delivered to the Notes holders to close an installment period. Through the Series A Preferred Shares placement, the Company was able to value the open installment shares such that the amount of debt remaining under the Notes was reduced by $4.2 million. Additionally, the Company recognized a loss on debt settlement of $1.0 million related to this transcation.

3 On August 28, 2017, the Company entered into a restructuring agreement with one of its investors which had purchased Notes. The restructuring agreement included a provision to exchange 117,171 shares for $1.2 million aggregate principal amount of such Notes. Additionally, the Company recognized a loss on debt settlement of $2.0 million related to this transaction. The restructuring agreement is discussed in more detail above.

As a result of the Notes including a feature such that the conversion price is based upon a formula which includes discounts to the market price of the common stock as well as having a lower effective conversion price considering the issuance discount and the value allocated to the Series C Warrants, the Company has recognized a beneficial conversion feature of $4.4 million. The original issue discount, the beneficial conversion feature, and the fair value of the issuance of the Series C Warrants are collectively considered the debt discount. The Company recorded a debt discount in the amount of $35.0 million which is being amortized over the life of the Notes using the effective interest method. As of September 30, 2017, $33.3 million of the debt discount has been amortized to interest expense. In addition to the debt discounts listed above, the Notes also include put options in the event of default and change in control as defined in the Notes. The value of such options was zero as the probability for such events was remote as of the issuance date and at September 30, 2017.

All debt issuance costs are accounted for as a deferred asset and will be amortized over the life of the Notes. As of September 30, 2017, the Company had incurred approximately $1.8 million in debt issuance costs and had amortized approximately $1.2 million of those costs.

The following table summarizes the convertible notes outstanding at September 30, 2017:

(in thousands)
Convertible notes payable, principal	$11,437
Debt discounts	(1,701)
Net convertible note payable	$9,736

(8)	Stockholders’ Equity

Stock Issuances

Reverse Stock Split

On November 6, 2017, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-three hundred and fifty (1:350) split-adjusted basis. All owners of record as of the open of the OTCQB market on November 6, 2017 received one issued and outstanding share of Delcath common stock in exchange for three hundred fifty issued and outstanding shares of Delcath common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares created by the one-for-three hundred fifty exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s interim condensed consolidated financial statements  contained in the Quarterly Report on Form 10-Q and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.]

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

Recent Preferred Stock Issuances

Series A Preferred Stock

On June 29, 2017, our Board authorized the establishment of a new series of preferred stock designated as Series A Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock (the

“Series A Certificate of Designations”) which was filed with the State of Delaware on June 30, 2017 (together with any preferred shares issued in replacement thereof in accordance with the terms thereof, the “Series A Preferred Stock”). On July 2, 2017, we entered into an exchange agreement (the “Exchange”) with one of our investors which had purchased certain senior secured convertible notes (the “Notes”), convertible into shares of our common stock pursuant to a certain June 6, 2016 securities purchase agreement, of $4.2 million aggregate principal amount of such Notes for 4,200 shares of Series A Preferred Stock (the “Series A Preferred Shares”). The Exchange was made in reliance upon the exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933, as amended. The Series A Preferred Shares were entitled to the whole number of votes equal to $4.2 million divided by $1,288.00 (the closing bid price on June 13, 2016, the date of issuance of the Notes as adjusted for the reverse stock split effected in July 2016,) or 3,261 votes. The Series A Preferred Stock had no dividend, liquidation or other preferential rights to our common stock, and each share of Series A Preferred Stock was redeemed for the amount of $0.001, paid in cash pursuant to the Restructuring Agreement signed on August 28, 2017 and discussed in further detail in Note 7.

Series B Preferred Stock

On June 29, 2017, our Board authorized the establishment of a new series of preferred stock designated as Series B Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock (the “Series B Certificate of Designations”) which was filed with the State of Delaware on June 30, 2017 (together with any preferred shares issued in replacement thereof in accordance with the terms thereof, the “Series B Preferred Stock”). On July 11, 2017, we entered into a securities purchase agreement with existing holders of Notes pursuant to which the investors purchased $2,360,000 of Series B Preferred Stock for a cash purchase price of $2,000,000 in a private placement. The Series B Preferred Stock was entitled to the whole number of votes equal to $2.0 million divided by $65.35 (the closing bid price on July 5, 2017, the date of the original securities purchase agreement for the Series B Preferred Stock), or 30,607 votes. The Series B Preferred Stock had no dividend, liquidation or other preferential rights (but had the redemption rights described below) to our common stock and could have been converted into shares of our common stock at a price equal to $53.55 per share upon the earlier of the date of closing to the extent that the holder thereof reallocated shares of our common stock reserved for issuance under its Notes to conversion of the Series B Preferred Shares and otherwise upon receipt of shareholder approval of the Reverse Stock Split. The Series B Preferred Stock allowed for optional redemption by the Company at any time after issuance or the holders at any time after the tenth business day prior to the maturity date. In the instance of a Financing, the Company was required to redeem the Series B Preferred Stock. The $360,000 difference between the redemption amount and the cash purchase price of the Series B Preferred Stock, as well as all issuance costs related to the Series B Preferred Stock, have been recorded as a deemed dividend. The Series B Preferred Stock was redeemed for $2,360,000 pursuant to the Restructuring Agreement signed on August 28, 2017 with one investor and upon a redemption notice from the second investor as discussed in further detail in Note 7.

Series C Preferred Stock

On September 12, 2017, our Board authorized the establishment of a new series of preferred stock designated as Series C Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock which was filed with the State of Delaware on September 20, 2017. On September 21, 2017, we entered into a securities purchase agreement with two of our investors which had purchased Notes, convertible into shares of our common stock pursuant to a certain June 6, 2016 securities purchase agreement, of $0.5 million aggregate purchase price for 590 shares of Series C Preferred Stock. The purchase of the Series C Preferred Stock is being made in reliance upon the exemption from registration provided by Rule 4(a)(2) of the Securities Act of 1933, as amended. The Series C Preferred Stock shall be entitled to 1,484,061 votes and may only vote on approval of a reverse split of our outstanding common stock. The Series C Preferred Stock has no dividend, liquidation or other preferential rights to our common stock, and each share of Series C Preferred Stock shall be redeemable for the amount of $1,000.00, payable in cash per share at our written election, and must be redeemed by us no later than December 21, 2017. Because the Series C Preferred Stock is mandatorily redeemable, it has been recorded as a liability with the difference between the purchases price and the fair value being recognized over the term of the instrument. Additionally, all expenses related to the issuance of the Series C Preferred Stock are recognized as a debt discount and have been amortized over the term of the instrument. Per the terms of the October 22, 2017 Amendment to the Restructuring Agreement, the Series C Preferred Stock was redeemed for $590,000 on November 6, 2017.

Warrants

In October 2013, the Company completed the sale of 234 shares of its common stock and the issuance of warrants to purchase approximately 106 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At September 30, 2017, the 2013 Warrants were exercisable at $39,424.00 per share with approximately 100 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of approximately 440 shares of its common stock and the issuance of warrants to purchase 197 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At September 30, 2017, the February 2015 Warrants were exercisable at $49.00 per share with approximately 100 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of approximately 1,715 Units consisting of approximately 1,715 shares of its common stock, Series A Warrants to purchase up to approximately 1,140 common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to approximately 1,715 common shares (“Series B Warrants”) and 1,140 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the Series A and Series B Warrants. During the three months ended March 31, 2016, approximately 285 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 1,140 Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 285 Series A Warrants were issued. The exercise price of the Series A Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At September 30, 2017, the Series A Warrants were exercisable at $49.00 with approximately 500 warrants outstanding. The Series A Warrants have a five-year term. There were approximately 285 July 2015 Series A Warrants exercised during the nine months ended September 30, 2017 for proceeds of approximately $15,000.

In October 2016, the Company completed the sale of approximately 1,215 shares of its common stock and the issuance of warrants to purchase 425 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At September 30, 2017, the October 2016 Warrants were exercisable at $49.00 per share with 200 warrants outstanding.  The October 2016 Warrants have a five-year term.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 34 and 573 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In July 2016, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 304 shares, from 269 to 573 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of September 30, 2017 there were 55 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

For the three and nine months ended September 30, 2017, the Company recognized compensation expense of approximately $3,000 and $48,000, respectively, relating to stock options granted to employees. For the same periods in 2016, the Company recognized compensation expense of approximately $24,000 and $0.1 million, respectively. There were 43 stock options awards granted during the nine months ended September 30, 2017. There were no stock option awards granted during the same period in 2016.

For the three and nine months ended September 30, 2017, the Company recognized compensation expense of approximately $20,000 and $0.1 million, respectively, relating to restricted stock granted to employees.  For the same periods in 2016, the Company recognized compensation expense of approximately $38,000 and $0.2 million, respectively. There were 264 shares of restricted stock granted during the nine months ended September 30, 2017. There were approximately no shares of restricted stock awards granted for the same period in 2016.

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

For the three and nine months ended September 30, 2017, the Company recorded pre-tax derivative warrant income of approximately $27,000 and  $1.2 million, respectively. The resulting derivative warrant liabilities totaled approximately $16,000 at September 30, 2017.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2017 was determined by using option pricing models with the following assumptions:

	October 2016 Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	142.46%	165.32%	181.24%	227.68%
Risk-free interest rates	1.77%	1.59%	1.53%	1.33%
Expected life (in years)	4.02	2.81	2.38	1.08

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2017
Liabilities
Derivative instrument liabilities	$—	$—	$16	$16

For the periods ended September 30, 2017 and 2016, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the nine months ended September 30, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2016	$18,751
Total change in the liability included in earnings	(1,227)
Extinguishment of convertible note warrant	(17,489)
Fair value of warrants issued	—
Fair value of warrants exercised	(19)
Balance at September 30, 2017	$16

(10)	Net Loss per Common Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. However, in certain periods in which the exercise price of the warrants was less than the last reported sales price of Delcath’s common stock on the final trading day of the period and there is a gain recorded pursuant to the change in fair value of the warrant derivative liability, the impact of gains related to the mark-to-market adjustment of the warrants outstanding at the end of the period is reversed and the treasury stock method is used to determine diluted earnings per share. Additionally, for the periods ended September 30, 2017, the deemed dividend related to the Series B Preferred Stock (as discussed further in Note 8) is included with net loss to determine both the basic and diluted loss per share.

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2017 and 2016 because their effects would be anti-dilutive:

	September 30,
	2017	2016
Stock options	155	118
Unvested restricted shares	289	54
Warrants	953	21,221
Total	1,397	21,394

(11)	Taxes

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

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. During the third quarter of 2015, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the year ended December 31, 2013. The examination was completed in the third quarter of 2017 and no changes were made to the reported amounts. Accordingly, there was no effect on the financial statements as a result of the examination. The Company has not been audited by the international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company’s tax years generally remain open to examination for all federal, state and foreign tax matters until its net operating loss carryforwards are utilized and the applicable statutes of limitation have expired. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

(12)	Subsequent Events

As a result of the lack of requisite approval by Delcath stockholders for the Company’s proposed reverse stock split, the parties and the two investors in the Notes entered into an amendment to the August restructuring agreement on October 10, 2017 as follows: (i) on the date that the Company effects a reverse split of its common stock, (x) the Company will exchange, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, an aggregate principal amount of those notes equal to $279,015 for new warrants to purchase an aggregate of 127,550 shares of Common Stock, and the Company shall redeem all the Series C Preferred Shares then outstanding for a cash payment of $590,000 and (ii) upon the initial consummation, on or prior to December 15, 2017, by the Company of the offering contemplated by the registration statement on Form S-1 that was filed with the SEC on October 11, 2017 the following shall occur: (i) pursuant to Section 3(b) of the Restricted Notes, the Company shall be deemed (as adjusted downward by the Black-Scholes value of the warrants being issued in this offering) to have automatically, and irrevocably, adjusted the conversion price of the Notes to 200% of the purchase price of a share of our common stock in the offering contemplated by the registration statement, (ii) the maturity date (as defined in the notes) shall automatically be extended to the earlier to occur of (x) the first anniversary of the date of consummation of the offering contemplated by the registration statement and (y) December 30, 2018, (iii) until the earlier of (x) this maturity date and (y) the 75th calendar day after the date of consummation of the offering contemplated by the registration statement, all installments to be made under the notes shall be deemed automatically deferred with no conversions during that 75 day period, (iv) the Company agreed to redeem any portion of the outstanding notes at any time requested by either investor thereto with $7.3 million in cash to be reduced by $0.6 million to redeem the Series C Preferred Stock remaining in the restricted accounts with respect to the 2016 convertible notes and (v) the conversion floor price on the notes is $0.05 and not subject to adjustments.

The exercise price for the warrants issued in conjunction with the amended restructuring agreement is $122.50. The warrants contain a cashless exercise provision pursuant to which the warrants may be exercised for 382,650 shares of the Company’s common stock on or after the 75th day subsequent to the date of consummation of offering hereunder. On the 136th day subsequent to the date of consummation of the offering hereunder, there shall be a “true up” with regard to the issuance of shares upon exercise such that the difference between 382,650 shares and the number of shares that would be issuable if the exercise price were lowered to the average price per share of the variable weighted average price of our common stock for the five trading days commencing on the date which is 76 days after the date of consummation of the offering hereunder, but not lower than 33% of the variable weighted average price of a share of our common stock on the 81st date following the date of consummation of the offering hereunder. In lieu of the “true up”, on or before the 135th date following the date of consummation of the offering hereunder, we may buy out that provision for $6,138,349.80.

On November 6, 2017, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-three hundred and fifty (1:350) split-adjusted basis. All owners of record as of the open of the OTCQB market on November 6, 2017 received one issued and outstanding share of Delcath common stock in exchange for three hundred and fifty issued and outstanding shares of Delcath common stock. No fractional shares were issued in connected with the reverse stock split. All fractional shares created by the one-for-three hundred and fifty exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s interim condensed consolidated financial statements  contained in the Quarterly Report on Form 10-Q and the accompanying Notes, have been restated to give retrospective presentation for the reverse stock split.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2017 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending September 30, 2017 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2016  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

About Delcath

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

Our clinical development program for CHEMOSAT and Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a registration trial for intrahepatic cholangiocarcinoma (ICC) we plan to initiate in 2017. Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in colorectal cancer metastatic to the liver (mCRC) and pancreatic cancer metastatic to the liver.

The direction and focus of our CDP for CHEMOSAT and Melphalan/HDS is informed by prior clinical development conducted between 2004 and 2010, non-clinical, commercial CHEMOSAT cases performed on patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research, development, early European commercial and United States regulatory activity has led to the implementation of several safety improvements to our product and the associated medical procedure.

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

Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that CHEMOSAT and Melphalan/HDS represents a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver. We believe that CHEMOSAT and Melphalan/HDS is uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies.

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

About CHEMOSAT and Melphalan/HDS

CHEMOSAT and Melphalan/HDS administer concentrated regional chemotherapy to the liver. This “whole organ” therapy is performed by isolating the circulatory system of the liver, infusing the liver with chemotherapeutic agent, and then filtering the blood prior to returning it to the patient. During the procedure, known as percutaneous hepatic perfusion (PHP® therapy), three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by our proprietary filters. The filters absorb chemotherapeutic agent in the blood, thereby reducing systemic exposure to the drug and related toxic side effects, before the filtered blood is returned to the patient’s circulatory system.

PHP therapy is performed in an interventional radiology suite in approximately two to three hours. Patients remain in an intensive care or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT and Melphalan/HDS is repeatable, and a new disposable CHEMOSAT and Melphalan/HDS is used for each treatment. Patients treated in clinical settings are permitted up to six treatments. In non-clinical commercial settings patients have received up to eight treatments. In the United States, melphalan hydrochloride for injection will be included with the system. In Europe, the system is sold separately and used in conjunction with melphalan hydrochloride commercially available from a third party. In our clinical trials, melphalan hydrochloride for injection is provided to both European and United States clinical trial sites.

Risks associated with the CHEMOSAT and Melphalan/HDS Procedure

As with many cancer therapies, treatment with CHEMOSAT and Melphalan/HDS is associated with toxic side effects and certain risks, some of which are potentially life threatening. An integrated safety population comprised of patients treated during our prior clinical development using early versions of the Melphalan/HDS showed these risks to include grade 3 or 4 bone marrow suppression and febrile neutropenia, as well as risks of hepatic injury, severe hemorrhage, gastrointestinal perforation, stroke, and myocardial infarction in the setting of an incomplete cardiac risk assessment. Deaths due to certain adverse reactions within this integrated safety population were not observed to occur again during the clinical trials following the adoption of related protocol amendments.

Procedure and Product Refinements

The trials that comprised this integrated safety population used early versions of the device and procedure. As a consequence of these identified risks and experience gained in non-clinical, commercial usage in Europe, we have continued to develop and refine both the CHEMOSAT and Melphalan/HDS and the PHP procedure. The procedure refinements have included modifications to the pre, peri and post procedure patient management and monitoring, as well as the use of the following:  prophylactic administration of proton pump inhibitors, prophylactic platelet transfusions, prophylactic hydration at key pre-treatment intervals, use of vasopressor agents coupled with continuous monitoring for maintenance of blood pressure and prophylactic administration of growth factors to reduce risk of serious myelosuppression. In addition, in 2012 we introduced the Generation Two version of the CHEMOSAT system, which offered improved hemofiltration and other product enhancements.

Reports from treating physicians in both Europe and the United States using the Generation Two CHEMOSAT and Melphalan/HDS in a non-clinical, commercial setting have suggested that these product improvements and procedure refinements have improved the safety profile. In 2016, physicians in Europe and the United States also presented the results of research that signaled an improved safety profile as well as efficacy in multiple tumor types at several major medical conferences.

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

In January 2016, we announced the conclusion of a SPA with the FDA on the design of a new Phase 3 clinical trial of Melphalan/HDS to treat patients with hepatic dominant ocular melanoma. This SPA provides agreement that our new Phase 3 trial design adequately addresses objectives that, if met, would support the submission for regulatory approval of Melphalan/HDS. However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the entire data in the application. The SPA agreement also represents the satisfactory resolution of a substantial number of the FDA’s CRL non-clinical trial related requirements in that without these successful resolutions, the SPA request would not have been permitted to be filed.

Current Clinical Development Program

The focus of our current CDP is to generate clinical data for the CHEMOSAT and Melphalan/HDS in various disease states and validate the safety profile of the current version of the product and treatment procedure. We believe that the improvements we have made to CHEMOSAT and Melphalan/HDS and to the PHP procedure have addressed the severe toxicity and procedure-related risks observed during the previous Phase 2 and 3 clinical trials. The CDP is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory approvals in various jurisdictions, including the United States.

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

The FOCUS Trial is being conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Florida was activated as a participating center in January 2016 with Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, serving as the trial's lead investigator. In October 2016 we announced the addition of several prestigious cancer centers in the United States and Europe. We intend to include approximately 40 leading cancer centers in the United States and Europe in the FOCUS Trial.

The FOCUS Trial is being conducted under a SPA we concluded with the FDA in January 2016.  Under the terms of the SPA, the FOCUS Trial is the only Phase 3 trial required for submission of an NDA.  However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the entire data in the application.

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

Percutaneous Hepatic Perfusion (PHP) vs. Cisplatin/Gemcitabine in Patients with Intrahepatic Cholangiocarcinoma - NCT03086993

In March 2017 we announced another SPA agreement with the FDA for the design of a new pivotal trial of Melphalan/HDS to treat patients with intrahepatic cholangiocarcinoma (ICC) titled A Randomized, Controlled Study to Compare the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment Given Sequentially Following Cisplatin/Gemcitabine versus Cisplatin/Gemcitabine (Standard of Care) in Patients with Intrahepatic Cholangiocarcinoma (Pivotal ICC Trial).  Under the SPA, the Pivotal ICC Trial will enroll approximately 295 ICC patients at approximately 40 clinical sites in the U.S. and Europe.  The primary endpoint is overall survival (OS) and secondary and exploratory endpoints include safety, progression-free survival (PFS), overall response rate (ORR) and quality-of-life measures. This Pivotal ICC Trial is designed to be cost effective and pursued in a financially prudent manner when financial resources permit. The SPA agreement for this trial indicates that the pivotal trial design adequately addresses objectives that, if met, would support regulatory requirements for approval of Melphalan/HDS in ICC.  However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the entire data in the application.

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

Protocol 201 NCT02406508 – Conducted in the United States, this trial is intended to assess the safety and efficacy of Melphalan/HDS followed by sorafenib. The trial will evaluate overall response rate via modified Response Evaluation Criteria in Solid Tumors (mRECIST), progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life.  This trial is now closed to enrollment.

Protocol 202 NCT02415036 – Conducted in Europe, this trial is intended to assess the safety and efficacy of Melphalan/HDS without sorafenib. The trial will also evaluate overall response rate via mRECIST criteria, progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life.  This trial is now closed to enrollment.

ICC Cohort – In 2015 we expanded Protocol 202 to include a cohort of patients with ICC. The trial for this cohort is being conducted at the same centers participating in the Phase 2 HCC trial. This trial has completed enrollment and data collection for the ICC cohort is ongoing. We will announce results for this cohort once the data are fully mature.

ICC Retrospective Data Collection - The original goal to obtain an efficacy signal for the Phase 2 ICC cohort has been satisfied by the result of multicenter patient outcomes identified in the retrospective data collection of our commercial ICC cases conducted by our European investigators. These promising outcomes and observations were discussed with Key Opinion Leaders (KOL) at a Delcath-organized medical advisory panel meeting and led to the agreement that PHP® therapy does, indeed, "demonstrate an efficacy signal in ICC and is worthy of full clinical investigation." Data from this retrospective data collection provided important scientific support during our negotiations with the FDA for our SPA for the Pivotal ICC Trial. Data for the retrospective data collection are being submitted for publication by the European investigators, and details of these findings will be announced when publicly available.

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

A substantial portion of the Company’s operating expenses consist of research and development expenses incurred in connection with its clinical trials. See the Company’s Consolidated Financial included in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 29, 2017.

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

Recent Data Presentations

In September 2017 we announced that results of a single institution study were presented at the Cardiology and Interventional Radiology of Europe (CIRSE) annual meeting, held in Copenhagen, Denmark on September 16-20, 2017.

The study, Prospective Clinical and Pharmacological Evaluation of the Delcath System’s Second Generation (GEN2) Hemofiltration System in Patients Undergoing Percutaneous Hepatic Perfusion (PHP) with Melphalan, was conducted by a team at the Leiden University Medical Center (LUMC) in Leiden, The Netherlands and presented by T.S. Meijer, MD. The study prospectively evaluated filtration efficiency and hematologic side effects in seven patients who received a total of ten PHP procedures with the GEN2 CHEMOSAT system. Pharmacokinetic sampling was conducted at several points during the PHP procedure, and filtration efficiency was calculated at several discrete points.  Blood tests were conducted following each procedure to determine hematologic side effect Grade Levels until the blood values normalized.

Results of the study showed the GEN2 CHEMOSAT system had an overall efficiency of 86%, with efficiency highest at the time of highest concentration of melphalan in the blood and declining as melphalan blood concentration declined.  Peak efficiency was 95.4% in samples taken after 10 minutes of filtration, 85.9% at the end of the drug infusion period, and 77.5% at the end of the saline washout period. Researchers noted these results were superior to and more consistent than prior experience published with the first generation CHEMOSAT system. Hematologic side effects were mainly Grade 1 and 2 with some Grade 3 and 4 side effects emerging post-procedure, including 40% of treatment cycles showing Grade 4 thrombocytopenia, 80% showing Grade 3 or 4 leucopenia, and 70% showing lymphocytopenia. All patients were asymptomatic and all lab results normalized in three weeks. Other adverse events were managed, and there was no mortality, no severe bleeding complications, and no hypotensive cardiac or cerebral events. Researchers concluded that the GEN2 CHEMOSAT system appears to have higher melphalan filter efficiency, more consistent performance, and appears safe but needs further validation.

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

Market Access & Commercial Clinical Adoption

European Union

Our market access and clinical adoptions efforts are focused on the key target markets of Germany, United Kingdom and the Netherlands, which represent a majority of the total potential liver cancer market (primary and metastatic) in the EU and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  We also continue to support clinical adoption of CHEMOSAT in Spain, France and Italy.  We employ a combination of direct and indirect sales channels to market and sell CHEMOSAT in these markets.  Our European Headquarters is in Galway, Ireland.

Since launching CHEMOSAT in Europe, over 500 treatments have been performed at over 25 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine.  In 2017, SPIRE Southampton Hospital in the U.K. and the Medical University of Hannover in Germany each surpassed 100 treatments with CHEMOSAT since initiating procedures.    In 2017, we announced our first patient to receive eight CHEMOSAT treatments, and have seen the average number of repeat treatments performed on a per patient basis consistently increase.

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

Netherlands

In the Netherlands CHEMOSAT has been performed at the Netherlands Cancer Institute in 2013 and at Leiden University Medical Centre since 2014. In June 2017 the Medical Oncology National Treatment Guidelines for Uveal Melanoma were updated and now include recommendations to consider CHEMOSAT in the treatment of liver metastases. An application to the Dutch Health Care Institute (ZIN) to approve CHEMOSAT as a treatment option for ocular melanoma liver metastases and also an application for reimbursement Dutch Health Care Authority (NZA) for the formulation of a reimbursement code (DBC) has been made. These applications are currently under review by the respective bodies.

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

In July 2017, one of our pending patent applications for our chemotherapy filtration system was approved by the U.S. Patent Office.  When appropriate, the Company actively pursues protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of the CHEMOSAT and Melphalan/HDS that will enable us to expand our platform beyond the treatment of cancers in the liver.

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

Certain of our United States and foreign patents have already expired and other patents relating to the CHEMOSAT and Melphalan/HDS will expire in the future. In certain circumstances, United States patent law allows for the extension of a patent’s duration for a period of up to five years after FDA approval.  The Company intends to seek extension for one of our patents after FDA approval if it has not expired prior to the date of approval. In addition to our proprietary protections, the FDA has granted Delcath five orphan drug designations that provide us a seven-year period of exclusive marketing beginning on the date that our NDA is approved by the FDA for the designated orphan drug. While the exclusivity only applies to the indication for which the drug has been approved, the Company believes that it will provide us with added protection once commercialization of an orphan drug designated product begins.

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

Delcath Systems, Inc. Patents and Patent Applications

Patents Issued in the United States

Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
7,022,097	Method For Treating Glandular Diseases and Malignancies	04/04/2006	Owned	06/24/2023
9,707,331	Apparatus For Removing Chemotherapy Compounds from Blood	07/18/2017	Owned	09/17/2034
D708749	Dual Filter	07/08/2014	Owned	07/08/2028
9,314,561	Filter and Frame Apparatus and Method of Use	04/19/2016	Owned	02/07/2034
9,541,544	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	01/10/2017	Owned	08/28/2033
8,679,057	Recovery Catheter Assembly	03/25/2014	Licensed	03/04/2031
9,265,914	Recovery Catheter Assembly	02/23/2016	Licensed	04/05/2031
9,108,029	Recovery Catheter Assembly and Method	08/18/2015	Licensed	02/09/2034

Patent Applications in the United States

Application No.	Application Title	Filing Date	Owned or Licensed
15/651,141	Apparatus For Removing Chemotherapy Compounds from Blood	07/17/2017	Owned
15/071,896	Filter and Frame Apparatus and Method of Use	03/16/2016	Owned
15/346,239	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	11/08/2016	Owned
14/995,677	Recovery Catheter Assembly	01/14/2016	Licensed
14/797,108	Recovery Catheter Assembly and Method	07/11/2015	Licensed

Foreign Patents

Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
84.098	Dual Filter (Argentina)	06/29/2012	Owned	06/29/2027
343454	Dual Filter (Australia)	07/23/2012	Owned	06/25/2022
146201	Dual Filter (Canada)	05/15/2013	Owned	05/15/2023
ZL 201230277905.5	Dual Filter (China)	03/20/2013	Owned	06/22/2022
001333173	Dual Filter (Europe)	06/27/2012	Owned	06/25/2037
1456186	Dual Filter Cartridge for Fluid Filtration (Japan)	10/26/2012	Owned	10/26/2032

2797644	Filter and Frame Apparatus and Method of Use (Albania)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Austria)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Belgium)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Bulgaria)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Croatia)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Cyprus)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Czech Republic)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Denmark)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Estonia)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Finland)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (France)	04/12/2017	Owned	12/29/2032
602012031191.6	Filter and Frame Apparatus and Method of Use (Germany)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Great Britain)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Greece)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Hungary)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Iceland)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Ireland)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Italy)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Latvia)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Lithuania)	04/12/2017	Owned	12/29/2032

2797644	Filter and Frame Apparatus and Method of Use (Luxembourg)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Macedonia)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Malta)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Monaco)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Netherlands)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Norway)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Poland)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Portugal)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Romania)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (San Marino)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Serbia)		Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Slovakia)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Slovenia)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Spain)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Sweden)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Switzerland)	04/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Turkey)	04/12/2017	Owned	12/29/2032
2011224640	Recovery Catheter Assembly (Australian)	08/20/2015	Licensed	03/04/2031
ZL201180022704.3	Recovery Catheter Assembly (China)	08/26/2015	Licensed	03/04/2031
1183257	Recovery Catheter Assembly (Hong Kong)	08/12/2016	Licensed	03/04/2031
5982081	Recovery Catheter Assembly (Japan)	08/05/2016	Licensed	03/04/2031

Foreign Patent Applications

Application No.	Title	Filing Date	Owned or Licensed
12847108.3	Apparatus For Removing Chemotherapy Compounds from Blood (Europe)	11/07/2012	Owned
17176952.4	Apparatus For Removing Chemotherapy Compounds from Blood (Europe)	11/07/2012	Owned
17165333.0	Filter and Frame Apparatus and Method of Use (Europe)	12/29/2012	Owned
15104220.7	Filter and Frame Apparatus and Method of Use (Hong Kong)	07/07/2017	Owned
2015210390	Recovery Catheter Assembly (Australia)	03/04/2011	Licensed
2793561	Recovery Catheter Assembly (Canada)	09/05/2012	Licensed
201510452193.9	Recovery Catheter Assembly (China)	11/06/2012	Licensed
11709548.9	Recovery Catheter Assembly (Europe)	03/04/2011	Licensed
2016-081587	Recovery Catheter Assembly (Japan)	09/06/2012	Licensed

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

The CHEMOSAT and Melphalan/HDS competes with all forms of liver cancer treatments, including surgery, systemic chemotherapy, focal therapies and palliative care. In the disease states we are targeting there are also numerous clinical trials sponsored by third-parties, which can compete for potential patients in the near term and may ultimately lead to new competitive therapies.

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

Manufacturing and Quality Assurance

We manufacture certain components including our proprietary filter media, and assemble and package the CHEMOSAT and Melphalan/HDS at our facility in Queensbury, New York. We have established our European headquarters and distribution facility in Galway, Ireland where we intend to conduct final manufacturing and assembly in the future. Delcath currently utilizes third-parties to manufacture some components of the CHEMOSAT and Melphalan/HDS. The CHEMOSAT and Melphalan/HDS and its components must be manufactured and sterilized in accordance with approved manufacturing and pre-determined performance specifications. In addition, certain components will require sterilization prior to distribution and Delcath relies on third-party vendors to perform the sterilization process.

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

Intellectual Property and Other Rights

Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the health care industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. The Company currently holds nine United States utility patents, one United States design patent, five pending United States utility patent applications, eleven issued foreign counterpart utility patents, six issued foreign counterpart design patents, and eight pending foreign counterpart patent applications (one of which has been allowed). We presently have issued utility and design patents with claims related to certain features of the current version of CHEMOSAT and Melphalan/HDS in the United States and Japan and a design patent protection in Argentina, Australia, Canada, China and Europe.

When appropriate, the Company actively pursues protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of the CHEMOSAT and Melphalan/HDS that will enable us to expand our platform beyond the treatment of cancers in the liver. There can be no assurance that the pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage.

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

Certain of our United States and foreign patents have already expired and other patents relating to the CHEMOSAT and Melphalan/HDS will expire in 2017. In certain circumstances, United States patent law allows for the extension of a patent’s duration for a period of up to five years after FDA approval.  The Company intends to seek extension for one of our patents after FDA approval if it has not expired prior to the date of approval. In addition to our proprietary protections, the FDA has granted Delcath five orphan drug designations that provide us a seven-year period of exclusive marketing beginning on the date that our NDA is approved by the FDA for the designated orphan drug. While the exclusivity only applies to the indication for which the drug has been approved, the Company believes that it will provide us with added protection once commercialization of an orphan drug designated product begins.

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

Employees

During 2016, Delcath added 7 employees to support clinical trial implementations in the EU and United States and to meet the demands of commercial sales.   As of September 30, 2017, Delcath had 46 full-time employees.  None of our employees is represented by a union and we believe relationships with our employees are good.

Stock Relisting

On September 13, 2017 the Company announced the delisting of its shares from the NASDAQ Capital Market. As a result of the shareholder non-approval of its reverse stock split on September 7, 2017 by the requisite vote required under Delaware law, the Company did not meet the requirements for continued listing on the Nasdaq Capital Market. After conversations with both the NASDAQ and OTC Markets, the Company was able to effect the change in listing to the OTC Markets more quickly than anticipated.  The Company's common stock commenced trading on the OTCQB on September 15, 2017 under the symbol "DCTH".

Reverse Stock Split

On November 6, 2017, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-three hundred and fifty (1:350) split-adjusted basis. All owners of record as of the open of the OTCQB market on November 6, 2017 received one issued and outstanding share of Delcath common stock in exchange for three hundred and fifty issued and outstanding shares of Delcath common stock. No fractional shares were issued in connected with the reverse stock split. All fractional shares created by the one-for-three hundred and fifty exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01.

Board of Directors

On September 21, 2017 the Company disclosed that Harold Koplewicz, M.D. resigned as a member of the Board of Directors of Delcath Systems, Inc. (the “Company”), effective September 15, 2017. The decision of Dr. Koplewicz to resign is not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

On November 14, 2017, the Company appointed Simon Pedder as a director to take the seat vacated by Dr. Koplewiz.

Results of Operations for the three and nine months ended September 30, 2017; Comparisons of Results of Operations for the three and nine months ended September 30, 2016

Three months ended September 30, 2017 and September 30, 2016

Revenue

The Company recorded approximately $0.7 million in revenue related to product sales for the three months ended September 30, 2017 and $0.4 million in revenue related to product sales for the three months ended September 30, 2016. Although sales remain modest, the increase continues to be driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the three months ended September 30, 2017, the Company recorded cost of goods sold of approximately $0.2 million compared to $0.1 million for the three months ended September 30, 2016. The increase in cost of goods sold is commensurate with the increase in sales.

Selling, General and Administrative Expenses

For the three month period ended September 30, 2017 selling, general and administrative expenses were $2.9 million compared to $2.4 million for the three months ended September 30, 2016. The increase is due primarily to an increase in independent audit fees due to additional testing over the Company’s internal control over financial reporting and an increase in costs associated with the Company’s shareholder meetings as a result of the efforts to secure approval for a reverse stock split.

Research and Development Expenses

For the three month periods ended September 30, 2017 and 2016, research and development expenses decreased to $2.3 million from $2.7 million, primarily due to efforts in opening centers in 2016 in order to support the enrollment of our Phase 3 trial which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Expense

Other income (expense) increase is related to foreign currency exchange gains and losses.

Interest expense is related to:

1. the restructuring lease liability discussed in Note 6 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q;

2. the amortization of debt discounts and debt issuance costs discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q; and

3. original issuance discounts related to the issuance of Series C preferred stock discussed in Note 8 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Interest income is from a money market account and interest earned on operating accounts.

Derivative Instrument Income

For the three months ended September 30, 2017 derivative instrument income decreased to approximately $27,000 from $8.7 million for the three months ended September 30, 2016. The decrease of $8.7 million is due to the extinguishment of the Series C Warrants and the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 7 and Note 9 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2017, of $12.6 million, an increase of $11.6 million, or 1,153.9%, compared to a net loss of $1.0 million for the same period in 2016. This increase in net loss is primarily due to an $8.7 million change in the fair value of the warrant liability and a $3.0 million loss on settlement of the convertible note debt, both non-cash items.

Nine months ended September 30, 2017 and September 30, 2016

Revenue

The Company recorded approximately $2.0 million in revenue related to product sales for the nine months ended September 30, 2017 and $1.3 million in revenue related to product sales for the nine months ended September 30, 2016. Although sales remain modest, the increase continues to be driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the nine months ended September 30, 2017, the Company recorded cost of goods sold of approximately $0.5 million compared to $0.4 million for the nine months ended September 30, 2016. The increase in cost of goods sold is commensurate with the increase in sales.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2017 the Company recorded selling, general and administrative expenses of approximately $7.8 million compared to $7.0 million for the same period in 2016. The increase is due primarily to an increase in Delaware corporate taxes, in independent audit fees due to additional testing over the Company’s internal control over financial reporting and an increase in costs associated with the Company’s shareholder meetings as a result of the efforts to secure approval for a reverse stock split.

Research and Development Expenses

For the nine months ended September 30, 2017 and 2016, research and development expenses increased to $7.1 million from $6.0 million, primarily due to the ongoing efforts of our Phase 3 trial which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Expense

Other income (expense) increase is related to foreign currency exchange gains and losses.

Interest expense is related to:

1. the restructuring lease liability discussed in Note 6 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q;

2. the amortization of debt discounts and debt issuance costs discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q; and

3. original issuance discounts related to the issuance of Series C preferred stock discussed in Note 8 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Interest income is from a money market account and interest earned on operating accounts.

Derivative Instrument Income

For the nine months ended September 30, 2017 derivative instrument income decreased to $1.2 million from $9.2 million for the nine months ended September 30, 2016. The decrease of $7.9 million is due to the extinguishment of the Series C Warrants and the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 7 and Note 9 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded a net loss for the nine months ended September 30, 2017, of $25.9 million, an increase of $16.4 million, or 172.8%, compared to a net loss of $9.5 million for the same period in 2016. This increase in net loss is primarily due to a $13.7 million increase in interest expense primarily related to the amortization of debt discounts and a $3.0 million loss settlement of the convertible note debt, offset by a $9.6 million gain on the extinguishment of the June 2016 Series C Warrants, both non-cash items, discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. Additionally, there was a $1.9 million increase in operating expenses and a $7.9 million change in the fair value of the warrant liability, a non-cash item, offset by a $0.5 million increase in gross profit.

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

At September 30, 2017, the Company had cash and cash equivalents totaling $2.5 million, as compared to cash and cash equivalents totaling $4.4 million and $3.7 million at December 31, 2016 and September 30, 2016, respectively. In addition, the Company has $8.4 million in restricted cash primarily related to the Convertible Notes discussed further in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2017 the Company used $11.7 million of cash in its operating activities, which compares to $10.6 million used for operating activities during the comparable period in 2016. As a result of issuing $35.0 million in senior secured convertible notes in June 2016 and effecting a reverse stock split on November 6, 2017 management believes that in its current reduced operating mode its capital resources will be adequate to fund operations through at least January 2018.

Our consolidated financial statements as of September 30, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

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

In October 2015, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on October 20, 2015 and allows the Company to offer and sell, from time to time in one or more offerings, up to $76.0 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company is not currently eligible to use its Form S-3.

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

In October 2013, the Company completed the sale of 234 shares of its common stock and the issuance of warrants to purchase approximately 106 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At September 30, 2017, the 2013 Warrants were exercisable at $39,424.00 per share with approximately 100 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 440 shares of its common stock and the issuance of warrants to purchase 197 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At September 30, 2017, the February 2015 Warrants were exercisable at $49.00 per share with approximately 100 warrants outstanding.  The February 2015 Warrants have a five-year term.

In July 2015, the Company completed the sale of 1,715 Units consisting of 1,715 shares of its common stock, Series A Warrants to purchase up to 1,140 common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to 1,715 common shares (“Series B Warrants”) and 0.4 million Series A Warrants per unit pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the 2015 Series A Warrants and Series B Warrants. The exercise price of both series of warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. During the three months ended March 31, 2016, approximately 285 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 1,140 Series B Warrants expired on January 29, 2016 and the remaining liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 285 Series A Warrants were issued. At September 30, 2017, the Series A Warrants were exercisable at $49.00 with approximately 500 million warrants outstanding. The Series A Warrants have a five-year term. There were approximately 285 July 2015 Series A Warrants exercised during the nine months endedSeptember 30, 2017 for proceeds of approximately $15,000.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35.0 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase approximately 19,430 additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the Series C Warrants. On April 2, 2017 the Company entered into warrant repurchase agreements with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case are to be paid to the respective investor, in exchange for cancellation of the Series C Warrants issued to each investor under the SPA.

In October 2016, the Company completed the sale of approximately 1,215 shares of its common stock and the issuance of warrants to purchase 425 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At September 30, 2017, the October 2016 Warrants were exercisable at $49.00 per share with 200 warrants outstanding.  The October 2016 Warrants have a five-year term.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the July 2015 Series A Warrants, and the October 2016 Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the nine months ended September 30, 2017, the Company recorded pre-tax derivative instrument income of $1.2 million. The fair value of the Warrants totaled $0.02 million at September 30, 2017. Management expects that the warrants outstanding at September 30, 2017 will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2017 was determined by using option pricing models assuming the following:

	October 2016 Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	142.46%	165.32%	181.24%	227.68%
Risk-free interest rates	1.77%	1.59%	1.53%	1.33%
Expected life (in years)	4.02	2.81	2.38	1.08
Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of September 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 11, 2017, we entered into an Amended and Restated Securities Purchase Agreement (the “Amended Purchase Agreement”) with certain institutional investors for the sale by the Company of 2,360 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at a purchase price of $1,000 per share, in a private placement. The aggregate gross proceeds for the sale of the Series B Preferred Stock is $2.0 million. The Company intends to use the proceeds from the transaction for general corporate purposes. The restricted shares of Series B Preferred Stock have no registration rights and thus will not be eligible for legend removal for a period of at least six months from the date of closing. This Amended Purchase Agreement amends the July 5, 2017 Securities Purchase Agreement (the “Purchase Agreement”) into which we entered with certain institutional investors (the “Investors”) for the sale by the Company of 2,360 shares of Series B Preferred Stock in a registered direct offering. The Series B Preferred Stock shall be entitled to the whole number of votes equal to $2.0 million divided by $65.35 (the closing bid price on July 5, 2017, the date of sale of the Series B Preferred Stock), or 30,607 votes. The Series B Preferred Stock has no liquidation or other rights which are preferential to our common stock. The Series B Preferred Stock was redeemed for $2,360,000 in August 2017.

On September 21, 2017, we entered into a securities purchase agreement (the “SPA”) with two of our investors which had purchased certain senior secured convertible notes (the “Notes”), convertible into shares of our common stock pursuant to a certain June 6, 2016 securities purchase agreement, of $0.5 million aggregate purchase price for 590 shares of Series C Preferred Stock (the “Series C Preferred Shares”). The purchase of the Series C Preferred Stock is being made in reliance upon the exemption from registration provided by Rule 4(a)(2) of the Securities Act of 1933, as amended. The Series C Preferred Shares shall be entitled to 1,484,061 votes and may only vote on approval of a reverse split of our outstanding common stock. The Series C Preferred Stock has no dividend, liquidation or other preferential rights to our common stock, and each share of Series C Preferred Stock shall be redeemable for the amount of $1,000.00, payable in cash, per share at our written election, and must be redeemed by us no later than December 21, 2017. The Series C Preferred Stock was redeemed for $590,000 in November 2017.

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

November 14, 2017	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Barbra C. Keck
Barbra C. Keck
Chief Financial Officer
(Principal Financial Officer)