Form 10-K
period 2017-12-31
DELCATH SYSTEMS, INC.
filed 2018-03-16
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 001-16133

DELCATH SYSTEMS, INC.

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, Suite 22C New York, NY	10019
(Address of principal executive offices)	(Zip Code)

212-489-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	OTCQB
Title of Each Class	Name of Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

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

Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Capital Market of $67.87 per share, was $82,287,147 as of June 30, 2017.

At March 16, 2018, the registrant had outstanding 434,997,075 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. The definitive Proxy Statement or an amendment to the Form 10-K containing all Part III information will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the period ended December 31, 2017 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2017 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and Section 27A of the Securities Act of 1933, as amended (Securities Act). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•	our ability to obtain shareholder approval in order to have sufficient authorized shares to meet current requirements for exercise of warrants and for future capital raises;
•	the commencement of future clinical trials and the results and timing of those clinical trials;
•	our ability to successfully commercialize CHEMOSAT/Melphalan/HDS, generate revenue and successfully obtain reimbursement for the procedure and system;
•	the progress and results of our research and development programs;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully source certain components of the system and enter into supplier contracts;
•	our ability to successfully manufacture CHEMOSAT/Melphalan/HDS;
•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

About Delcath

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our investigational product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS) —is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our system is commercially available under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT®), where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our primary research focus is on ocular melanoma liver metastases (mOM) and intrahepatic cholangiocarcinoma (ICC), a type of primary liver cancer, and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT and Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a registration trial for intrahepatic cholangiocarcinoma (ICC) we plan to initiate in 2018. Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in colorectal cancer metastatic to the liver (mCRC) and pancreatic cancer metastatic to the liver.

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

In the United States, Melphalan/HDS is considered a combination drug and device product and is regulated as a drug by the FDA. The FDA has granted us six orphan drug designations, including three orphan designations for the use of the drug melphalan for the treatment of patients with mOM, HCC and ICC. Melphalan/HDS has not been approved for sale in the United States.

In Europe, the current version of our CHEMOSAT product is regulated as a Class IIb medical device and received its CE Mark in 2012. We are in an early phase of commercializing the CHEMOSAT system in select markets in the European Union (EU) where the prospect of securing reimbursement coverage for the procedure is strongest. In 2015 national reimbursement coverage for CHEMOSAT procedures was awarded in Germany. In 2016, coverage levels were negotiated between hospitals in Germany and regional sickness funds. Coverage levels determined via this process are expected to be renegotiated annually. In 2017, Dutch health authorities added CHEMOSAT to their treatment guidelines for patients with ocular melanoma metastatic to the liver, an important step toward eventual reimbursement in the Dutch market.

Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, systemic chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that CHEMOSAT and Melphalan/HDS represent a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver and are uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies.

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

Ocular Melanoma

Ocular melanoma is one of the cancer histologies with a high likelihood of metastasizing to the liver. Based on third party research we commissioned in 2016, we estimate that up to 4,700 cases of ocular melanoma are diagnosed in the United States and Europe annually, and that approximately 55% of these patients will develop metastatic disease. Of metastatic cases of ocular melanoma, we estimate that approximately 90% of patients will develop liver involvement. Once ocular melanoma has spread to the liver, current evidence suggests median overall survival for these patients is generally six to eight months. Currently there is no standard of care (SOC) for patients with ocular melanoma liver metastases. Based on the research conducted in 2016, we estimate that approximately 2,000 patients with ocular melanoma liver metastases in the United States and Europe may be eligible for treatment with the Melphalan/HDS.

Intrahepatic Cholangiocarcinoma

Hepatobiliary cancers include hepatocellular carcinoma (HCC) and intrahepatic cholangiocarcinoma (ICC), and are among the most prevalent and lethal forms of cancer. According to GLOBOCAN, an estimated 78,500 new cases of hepatobiliary cancers are diagnosed in the United States and Europe annually. According to the ACS, approximately 40,710 new cases of these cancers were expected to be diagnosed in the United States in 2017.

ICC is the second most common primary liver tumor and accounts for 3% of all gastrointestinal cancers and 15% of hepatobiliary cases diagnosed in the United States and Europe annually.  We believe that 90% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain focal interventions. We estimate that approximately 9,300 ICC patients in the United States and Europe annually could be candidates for treatment with Melphalan/HDS, which we believe represents a significant market opportunity.

According to the ACS, the overall five-year survival rate for hepatobiliary cancers in the United States is approximately 18%. For patient diagnosed with a localized stage of disease, the ACS estimates 5-year survival at 31%. The ACS estimates that 5-year survival for all cancers is 68%.

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

Reports from treating physicians in both Europe and the United States using the Generation Two CHEMOSAT and Melphalan/HDS in a non-clinical, commercial setting have suggested that these product improvements and procedure refinements have improved the safety profile. In 2017, physicians in Europe and the United States also presented the results of research that signaled an improved safety profile as well as efficacy in multiple tumor types at several major medical conferences.

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

On April 21, 2010, we announced that our randomized Phase 3 clinical trial of PHP with melphalan using Melphalan/HDS for patients with unresectable metastatic ocular and cutaneous melanoma in the liver had successfully achieved the study’s primary endpoint of extended hepatic progression-free survival (hPFS). An updated summary of the results was presented at the European Multidisciplinary Cancer Congress organized by the European Cancer Organization and the European Society of Medical Oncology in September 2011. Data submitted in October 2012 to the FDA in Delcath’s New Drug Application (NDA) comparing treatment with the PHP with melphalan (the treatment group) to BAC (the control group), showed that patients in the PHP arm had a statistically significant longer median hPFS of 7.0 months compared to 1.7 months in the BAC control group, according to the Independent Review Committee (IRC) assessment. This reflects a 4-fold increase of hPFS over that of the BAC arm, with 50% reduction in the risk of progression and/or death in the PHP treatment arm compared to the BAC control arm. Results of this study were published in Annals of Surgical Oncology, in December 2015.

Phase 2 Multi-Histology, Unresectable Hepatic Tumor Trial

Also, in 2010, we concluded a separate multi-arm Phase 2 clinical trial of PHP with melphalan using an early version of the Melphalan/HDS in patients with primary and metastatic liver cancers, stratified into four arms: neuroendocrine tumors (carcinoid and pancreatic islet cell tumors), ocular or cutaneous melanoma, metastatic colorectal adenocarcinoma (mCRC), and HCC. In the metastatic neuroendocrine (mNET) cohort (n=24), the objective tumor response rate was 42%, with 66% of patients achieving hepatic tumor shrinkage and durable disease stabilization.  In the mCRC cohort, there was inconclusive efficacy possibly due to advanced disease status of the patients.  Similar safety profiles were seen across all tumor types studied in the trial.

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

Prior United States Regulatory Experience

Based on the results from our prior clinical development in August 2012, we submitted an NDA under Section 505(b)(2) of the Federal Food Drug Cosmetic Act (FFDCA) seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver, and subsequently amended the indication to ocular melanoma metastatic to the liver. Data submitted to the Food and Drug Administration (FDA) used the early clinical trial versions of the system along with early clinical procedure techniques. Our NDA was accepted for filing by the FDA on October 15, 2012 and was designated for standard review with an initial Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013. On April 3, 2013, the FDA extended its PDUFA goal date to September 13, 2013.

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

In January 2016, we announced the conclusion of a Special Protocol Assessment (SPA) with the FDA on the design of a new Phase 3 clinical trial of Melphalan/HDS to treat patients with hepatic dominant ocular melanoma. This SPA provides agreement that our new Phase 3 trial design adequately addresses objectives that, if met, would support the submission for regulatory approval of Melphalan/HDS. However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the entire data in the application. The SPA agreement also represents the satisfactory resolution of a substantial number of the FDA’s CRL non-clinical trial related requirements in that without these successful resolutions, the SPA request would not have been permitted to be filed.

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

(the FOCUS Trial) - NCT02678572

In January 2016, we initiated a new pivotal Phase 3 clinical trial officially entitled A Randomized, Controlled, Phase 3 Study to Evaluate the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment in Patients with Hepatic-Dominant Ocular Melanoma. Called the FOCUS Trial, this new global Phase 3 trial will evaluate the safety, efficacy and pharmacokinetic profile of Melphalan/HDS versus best alternative care in 240 patients with hepatic dominant OM. The primary endpoint is a comparison of overall survival between the two study arms. Secondary and exploratory endpoints include progression-free survival, overall response rate and Quality of Life (QoL) measures. In the FOCUS trial's treatment phase, patients randomized to the Melphalan/HDS arm will receive up to six treatments at intervals of six to eight weeks for up to 12 months. Tumor response will be assessed in both study arms every 12 weeks until evidence of hepatic disease progression. For patients progressing to the follow-up phase, disease assessment scans will continue every 12 weeks for up to two years.

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

The FOCUS Trial is being conducted under a SPA we negotiated with the FDA in January 2016, and the first patient was enrolled in February 2016. In 2017, enrollment in this trial proceeded more slowly than anticipated, and cash constraints during the second half of the year limited our ability to take steps to accelerate enrollment In January 2018 we announced a SPA modification agreement with the FDA to revise the patient eligibility criteria to permit a greater extent of extra-hepatic disease by removing the size restriction, number and location of extra-hepatic lesions, in conjunction with a treatment plan for the extra-hepatic metastases. We hope that once approved by the institutional review boards of our participating clinical trial sites, this modification will help accelerate enrollment in this registrational trial. Any impact on enrollment of the SPA modification is not expected to be immediate, and it is unlikely that enrollment for this trial will be completed in time to submit an NDA to FDA in 2019.

Under the terms of the SPA, the FOCUS Trial is the only Phase 3 trial required for submission of an NDA.  However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the totality of data in the application.

There currently is no SOC for the treatment of hepatic dominant ocular melanoma. Melphalan hydrochloride has been granted orphan drug status by FDA for treatment of patients with ocular melanoma. Based on the strength of the efficacy data in this disease observed in our prior Phase 3 clinical trial and the reports of an improved safety profile observed in non-clinical trial experience in Europe, we are confident that this program can address the concerns raised by the FDA in its CRL. We believe that ocular melanoma liver metastases represent a significant unmet medical need, and that pursuit of an indication in this disease state represents the fastest path to potential marketing approval of the Melphalan/HDS in the United States.

Percutaneous Hepatic Perfusion (PHP) vs. Cisplatin/Gemcitabine in Patients with Intrahepatic Cholangiocarcinoma - NCT03086993

In March 2017 we announced another SPA agreement with the FDA for the design of a new pivotal trial of Melphalan/HDS to treat patients with intrahepatic cholangiocarcinoma (ICC) titled A Randomized, Controlled Study to Compare the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment Given Sequentially Following Cisplatin/Gemcitabine versus Cisplatin/Gemcitabine (Standard of Care) in Patients with Intrahepatic Cholangiocarcinoma (Pivotal ICC Trial).  Under the SPA, the Pivotal ICC Trial will enroll approximately 295 ICC patients at approximately 40 clinical sites in the U.S. and Europe.  The primary endpoint is overall survival (OS) and secondary and exploratory endpoints include safety, progression-free survival (PFS), overall response rate (ORR) and quality-of-life measures. This Pivotal ICC Trial is designed to be cost effective and pursued in a financially prudent manner when financial resources permit. The SPA agreement for this trial indicates that the pivotal trial design adequately addresses objectives that, if met, would support regulatory requirements for approval of Melphalan/HDS in ICC.  However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the totality of data in the application.

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

With the objectives of identifying an efficacy signal worthy of further clinical investigation now met, we have terminated enrollment in our Phase 2 program and will close the Phase 2 trials in order to focus available resources on the FOCUS Trial and the Pivotal ICC Trial.

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

European Investigator Initiated Trials

In addition to the clinical trials in our CDP, we are supporting data generation in other areas. We are currently conducting one Investigator Initiated Trial (IIT) in colorectal carcinoma metastatic to the liver (mCRC) at Leiden University Medical Center in the Netherlands.   We are planning two additional IITs – one for colorectal carcinoma metastatic to the liver at Heidelberg University in Heidelberg, Germany and one for pancreatic carcinoma metastatic to the liver at Spire Hospital in Southampton, England. We continue to evaluate other IITs as suitable opportunities present in Europe. We believe IITs will serve to build clinical experience at key cancer centers and will help support efforts to obtain full reimbursement in Europe.

European Clinical Data Generation

On April 2, 2015, we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and QoL information using observational study methods. This registry will gather data in multiple tumor types from commercial cases performed by participating cancer centers in Europe.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Registry data is non-randomized, and as such cannot be used for either registration approval, promotional or competitive claims.  However, we believe the patient registry will provide a valuable supportive data repository from a commercial setting that can be used to identify further clinical development opportunities, support clinical adoption and reimbursement in Europe.

Recent Data Presentations

In January 2018, we announced the publication of a multi-center retrospective analysis of Delcath’s PHP® Therapy published in the peer-reviewed Journal of Surgical Oncology. The study, Percutaneous Hepatic Perfusion with Melphalan in Uveal Melanoma: A Safe and Effective Treatment Modality in an Orphan Disease”, was conducted by researchers from Moffitt Cancer Center (Moffitt) in Tampa, FL and the University Hospital Southampton (UHS) in the United Kingdom. The retrospective analysis of outcomes in 51 patients with liver metastases from ocular melanoma represents the largest data set compilation on the use of PHP Therapy in this tumor type outside of a clinical trial setting.

Patients in the study were treated at the two centers between December 2008 and October 2016. Patients received up to four PHP treatments at UHS and up to six PHP treatments at Moffitt. All patients received at least one PHP treatment, the median number of treatments per patient was two, and a total of 134 PHP treatments had been administered. Results showed that of the 51 treated patients, 22 (43.1%) showed a partial response, 3 (5.9%) showed a complete response, and 17 (33.3%) had stable disease. The six-month overall and hepatic disease control rates were 64.7% and 70.6% respectively. Survival analysis showed median overall survival of 15.3 months at the time of data cut off. One year overall survival was 64.6%.

Safety analysis showed that 19 patients (37.5%) had Grade 3 or 4 non-hematologic toxicity. Cardiovascular toxicity was seen in 17.6% of patients, a rate comparable to the company’s prior Phase 3 study. Further to implementation of the Gen 2 filter along with prophylactic use of growth factors, severe neutropenia was seen in 16 (31.3%) patients as opposed to 60 (85.7%) patients in the prior Phase 3 trial. Most significantly, as compared to the prior Phase 3, there were no treatment related deaths. Researchers stated that PHP Therapy “can be safely employed in appropriately selected ocular melanoma patients in institutions with appropriate expertise.”

The study authors further concluded that “results clearly demonstrate that PHP Therapy appears to be an effective means of obtaining rapid intrahepatic disease control and is a sensible option in patients with predominant liver disease.” Researchers said their results support the use of PHP Therapy in an integrated approach to the management of metastatic ocular melanoma and looked to the company’s Phase 3 FOCUS Trial to further quantify the benefit and optimize treatment strategies for these patients.

In September 2017, we announced that results of a single institution study were presented at the Cardiology and Interventional Radiology of Europe (CIRSE) annual meeting, held in Copenhagen, Denmark on September 16-20, 2017.

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

Market Access and Commercial Clinical Adoption

Europe

Our market access and clinical adoptions efforts are focused on the key target markets of Germany, United Kingdom and the Netherlands, which represent a majority of the total potential liver cancer market (primary and metastatic) in the Europe and where progress in securing reimbursement for CHEMOSAT treatments offers the best near-term opportunities.  We also continue to support clinical adoption of CHEMOSAT in Spain, France and Italy.  We employ a combination of direct and indirect sales channels to market and sell CHEMOSAT in these markets.  Our European Headquarters is in Galway, Ireland.

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

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a national Zusatzentgeld (ZE) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group (DRG) code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created, and will replace the previous Neue Untersuchungs und Behandlungsmethoden (NUB) procedure that required patients in Germany to apply individually for reimbursement of their CHEMOSAT treatment.  With the establishment of a ZE code for CHEMOSAT, the procedure is now permanently represented in the DRG catalog in Germany. Coverage levels under this process are negotiated between hospitals in Germany and regional sickness funds, with coverage levels renegotiated annually.

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

Netherlands

In the Netherlands CHEMOSAT has been performed at the Netherlands Cancer Institute in 2013 and at Leiden University Medical Centre since 2014. In June 2017 the Medical Oncology National Treatment Guidelines for Uveal Melanoma were updated and now include recommendations to consider CHEMOSAT in the treatment of liver metastases. We are hopeful that inclusion in the national guidelines and the support of clinicians treating patients with CHEMOSAT will support an application for reimbursement in this market.

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

•

Phase 1 Clinical Trials. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism and excretion, typically in healthy humans, but in some cases in patients.

•

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

•

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

•

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

Prior to initiating our currently ongoing Phase 3 clinical trial(s), we submitted a proposal for the design, execution and analysis under a SPA.

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

Intellectual Property and Other Rights

Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the health care industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. The Company currently holds rights in eight U.S. utility patents, one U.S. design patent, five pending U.S. utility patent applications, six issued foreign counterpart utility patents (including the validation of a European patent directed to our filter apparatus in eight European countries, six issued foreign counterpart design patents, and eight pending foreign counterpart patent applications. In July 2017, a patent directed to our chemotherapy filtration system was issued by the U.S. Patent and Trademark Office.

When appropriate, the Company actively pursues protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of the CHEMOSAT and Melphalan/HDS that will enable us to expand our patent portfolio around advances to our current systems, technology, and methods for our current applications as well as beyond the treatment of cancers in the liver.

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

Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
7,022,097	Method For Treating Glandular Diseases and Malignancies	4/4/2006	Owned	6/24/2023
9,707,331	Apparatus For Removing Chemotherapy Compounds from Blood	7/18/2017	Owned	9/17/2034
D708749	Dual Filter	7/8/2014	Owned	7/8/2028
9,314,561	Filter and Frame Apparatus and Method of Use	4/19/2016	Owned	2/7/2034
9,541,544	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	1/10/2017	Owned	8/28/2033
8,679,057	Recovery Catheter Assembly	3/25/2014	Licensed	3/4/2031
9,265,914	Recovery Catheter Assembly	2/23/2016	Licensed	4/5/2031
9,108,029	Recovery Catheter Assembly and Method	8/18/2015	Licensed	2/9/2034
9,814,823	Recovery Catheter Assembly and Method	10/9/2017	Licensed	7/27/2032

Patent Applications in the United States
Application No.	Application Title	Filing Date	Owned or Licensed
15/651,141	Apparatus For Removing Chemotherapy Compounds from Blood	7/17/2017	Owned
15/071,896	Filter and Frame Apparatus and Method of Use	3/16/2016	Owned
15/346,239	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	11/8/2016	Owned
14/995,677	Recovery Catheter Assembly	1/14/2016	Licensed
14/797,108	Recovery Catheter Assembly and Method	7/11/2015	Licensed
15/728,296	Recovery Catheter Assembly and Method	10/9/2017	Licensed

Foreign Patents
Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
84.098	Dual Filter (Argentina)	6/29/2012	Owned	6/29/2027
343454	Dual Filter (Australia)	7/23/2012	Owned	6/25/2022
146201	Dual Filter (Canada)	5/15/2013	Owned	5/15/2023
ZL 201230277905.5	Dual Filter (China)	3/20/2013	Owned	6/22/2022
1333173	Dual Filter (Europe)	6/27/2012	Owned	6/25/2037
1456186	Dual Filter Cartridge for Fluid Filtration (Japan)	10/26/2012	Owned	10/26/2032
2797644	Filter and Frame Apparatus and Method of Use (Belgium)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (France)	4/12/2017	Owned	12/29/2032
602012031191.6	Filter and Frame Apparatus and Method of Use (Germany)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Great Britain)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Ireland)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Italy)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Luxembourg)	4/12/2017	Owned	12/29/2032

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

The European Commission recently reviewed the Medical Device Directive legislative framework and promulgated  REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation EC)  No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC.  This new Medical Device Regulation became effective on May 25, 2017, marking the start of a 3-year transition period for manufacturers selling medical device in Europe to comply with the new medical device regulation (MDR) which governs all facets of medical devices.  The transition task is highly complex and touches every aspect of product development, manufacturing production, distribution and post marketing evaluation.

Effectively addressing these changes will require a complete review of our device operations to determine what is necessary to comply.  We do not believe the MDR regulatory changes will impact our business at this time, though implementation of the medical device legislation may adversely affect our business, financial condition and results of operations or restrict our operations.

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

For ICC, gemcitabine plus cisplatin remains the standard of care for the treatment of ICC in patients who are not candidates for surgery.

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

We are committed to providing high quality products to our customers. To honor this commitment, Delcath has implemented updated quality systems throughout our organization. Delcath’s quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. These systems are designed to enable us to satisfy the various international quality system regulations including those of the FDA with respect to products sold in the United States and those established by the International Standards Organization (ISO) with respect to products sold in the EEA. The Company is  required to maintain ISO 13485 certification for medical devices to be sold in the EEA, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. On February 17, 2011, we announced that we had achieved ISO 13485 certification for our Queensbury manufacturing facility. On December 28, 2011, we announced that we had achieved ISO 13485 certification for our Galway, Ireland facility.  All Delcath facilties are presently ISO 13485:2016 certified.

Employees

During 2017, Delcath added 7 employees to support clinical trial implementations in the EU and United States and to meet the demands of commercial sales.   As of December 31, 2017, Delcath had 46 full-time employees.  None of our employees is represented by a union and we believe relationships with our employees are good.

Board of Directors

On September 15, 2017, Dr. Harold Koplewicz resigned as a member of the Board of Directors.

Simon Pedder, Ph.D., a scientist and pharmaceutical executive with a greater than 30-year career in drug development, joined the Delcath Board of Directors effective November 14, 2017. Dr. Pedder currently serves as Chief Business and Strategy Officer at Athenex, Inc., a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer. Dr. Pedder has held several leadership positions including President and CEO of Cellectar Biosciences, President and CEO of Chelsea Therapeutics, Executive Officer and Vice President of Oncology Pharma Business at Hoffmann-LaRoche, Life Cycle Leader and Global Project Leader of Pegasys/IFN and Head of the Hepatitis Franchise at Hoffmann-LaRoche.

Item 1A. Risk Factors

Risks Related to Our Business and Financial Condition

An investment in our securities involve a high degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this annual report, before you decide to purchase our securities. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. If any of these risks actually occur, our business, financial condition and results of operations would suffer. In that event, the trading price of our common stock and the market value of the securities offered hereby could decline, and you may lose all or part of your investment.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Delcath received a complete response letter from the FDA regarding our Melphalan/HDS Kit system, declining to approve our existing New Drug Application, or NDA, in its current form.

Preclinical testing and clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. Drug development is very risky, and it takes several years to complete clinical trials. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator treatment or required prior therapy, clinical outcomes including insufficient efficacy, safety concerns, or our own financial constraints.

In response to our New Drug Application (NDA), which the Company submitted to FDA in August 2012 seeking approval for use of our Melphalan/HDS Kit for the treatment of patients with ocular melanoma of the liver, in September 2013, the FDA denied approval of the NDA in its current form and issued a complete response letter (CRL). A CRL is issued by the FDA when the review of a file is completed, and questions remain that preclude approval of the NDA in its current form. The FDA comments in the CRL included, but were not limited to, a statement that Delcath must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS Kit using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of Melphalan/HDS Kit outweigh its risks.” The FDA also required that the additional clinical trial(s) be conducted using the product the company intends to market. Prior to conducting additional clinical trials, Delcath must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing and human factors. Further, in January 2016 Delcath received agreement on a Special Protocol Assessment (SPA) from the FDA and has initiated a pivotal Phase 3 overall survival clinical trial in ocular melanoma liver metastases.

A SPA is a process whereby a sponsor and FDA reach agreement on clinical trials and protocol elements, as well as planned analyses. While a SPA agreement is not a guarantee that FDA will accept a NDA for filing or that the clinical trial design and results will be adequate to support approval it is hoped that clinical trial quality will be improved.

In addition, Delcath conducts and participates in numerous clinical trials with a variety of study designs, patient populations and trial endpoints to support additional indications for Melphalan/HDS Kit and HDS with other drug therapies. In 2014, Delcath initiated a Phase 2 clinical trial with Melphalan/HDS Kit for HCC in both the United States and Europe. In 2015, the Phase 2 clinical trial for HCC was expanded to include a cohort of patients with ICC. The trial for this cohort will be conducted at the same centers participating in the Phase 2 HCC trial. Unfavorable or inconsistent clinical data from clinical trials, including the Phase 2 clinical trial for HCC, the market’s perception of this clinical data or FDA’s perception of this clinical data, may adversely impact our ability to obtain approval, and the financial condition. Additionally, even if the results of our Phase 2 clinical trial for HCC and ICC are positive, there is a substantial risk that it will fail to have positive results in Phase 3 clinical trials with regard to efficacy, safety or other clinical outcomes and may never obtain regulatory approval.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued a report dated March 16, 2018 in connection with the audit of our financial statements as of December 31, 2017, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, our notes to our financial statements for the year ended December 31, 2017 included a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, Delcath would be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is not able to continue as a going concern, it is likely that holders of its common stock will lose all of their investment.

The Company does not expect to generate significant revenue for the foreseeable future.

Delcath’s entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of CHEMOSAT/Melphalan/HDS and currently has only developed this system for the treatment of cancers in the liver. If CHEMOSAT/Melphalan/HDS for the treatment of cancers in the liver fails as a commercial product, the Company has no other products to sell. In addition, since CHEMOSAT is currently only authorized for marketing in the EEA and limited other jurisdictions, if Delcath is unsuccessful in commercializing the product in the EEA and if Melphalan/HDS is not approved in the United States and elsewhere, there will be no means of generating revenue. In September 2013, the FDA issued a CRL with respect to the Company’s NDA for Melphalan/HDS. A CRL is issued by the FDA when the review of a file is completed and questions remain that preclude approval of the NDA in its then current form. Accordingly, Delcath does not expect to realize any revenues from product sales in the United States in the next several years, if at all. As a result, our revenue sources are, and will remain, extremely limited until the

Company’s product candidates are approved by the FDA or other additional foreign regulatory agencies and successfully marketed. CHEMOSAT/Melphalan/HDS may not be successful in clinical trials, approved by the FDA or other additional foreign regulatory agency or marketed at any time in the foreseeable future or at all.

Continuing losses may exhaust our capital resources.

As of December 31, 2017, the Company had $4.0 million in cash and cash equivalents. Delcath has had minimal revenue to date, and has a substantial accumulated deficit, recurring operating losses and negative cash flow. For the years ended December 31, 2017, 2016 and 2015, the Company incurred net losses of approximately $45.1 million, $18.0 million and $14.7 million, respectively and expects to continue to incur losses in 2018. Management believes its capital resources are adequate to fund operations through May 2018. To date, the Company has funded operations through a combination of private placements and public offerings of its securities, including convertible notes. If Delcath continues to incur losses, the Company may exhaust its capital resources, and as a result may be unable to complete its clinical trials, product development, regulatory approval process and commercialization of CHEMOSAT/Melphalan/HDS or any other versions of the system. If Delcath is unable to raise capital or generate sufficient revenue, it may not be able to pay its debts when they become due and may have to seek protection from the bankruptcy courts or enter into a receivership.

If the Company cannot raise additional capital, its potential to generate future revenues will be significantly limited since it may not be able to further commercialize CHEMOSAT and Melphalan/HDS, complete its clinical trials or conduct future development and clinical trials.

The Company will require additional financing to complete its clinical trial program or seek other approvals, to conduct future development and clinical trials and to further commercialize its product in the EEA and any other markets where the Company may receive approval for its system. In addition, Delcath is obligated to make payments under long-term research and development obligations and lease agreements. If financing is unavailable to make the required payments under these agreements, the Company could be subject to legal liability and its ability to complete development projects or clinical trials could be impaired. The Company does not know if additional financing will be available when needed at all or on acceptable terms. If unable to obtain additional financing as needed, the Company may not be able to commercialize CHEMOSAT and Melphalan/HDS, obtain regulatory approvals or complete its development projects or clinical trials, which would result in a complete loss of your investment.

Our liquidity and capital requirements will depend on numerous factors, including:

•	clinical studies, including a Phase 3 clinical trial to investigate overall survival in ocular melanoma liver metastases and a registration trial in ICC;
•	the timing and costs of our various United States and foreign regulatory filings, obtaining approvals and complying with regulations;
•	the timing and costs associated with developing our manufacturing operations;
•	the timing of product commercialization activities, including marketing and distribution arrangements overseas;
•	the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and
•	the impact of competing technological and market developments.

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

CHEMOSAT and Melphalan/HDS is subject to extensive and rigorous government regulation by the FDA and other foreign regulatory agencies. The FDA regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical and medical device products. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to either civil or criminal administrative or judicially-imposed sanctions and/or other penalties.

In the United States, the FDA regulates drug and device products under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Melphalan/HDS is subject to regulation by the FDA as a combination product, which means it is composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of the product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of Melphalan/HDS, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research has primary jurisdiction over its pre-market development and review.

The Company is not permitted to market Melphalan/HDS in the United States unless and until it obtains regulatory approval from the FDA. To market the product in the United States, Delcath must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate. The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and the Company could encounter problems that cause it to repeat or perform additional preclinical studies, CMC studies or clinical trials. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem a product candidate to be adequately safe and effective;
•	may not find the data from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;
•	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than the Company;
•	may not approve the manufacturing processes or facilities associated with our product candidates;
•	may change approval policies (including with respect to our product candidates’ class of drugs) or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Undesirable side effects caused by any product candidate that Delcath develops could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or cause us to evaluate the future of our development programs. The regulatory review and approval process is lengthy, expensive and inherently uncertain. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. In August 2012, the Company submitted the Melphalan/HDS NDA seeking an indication for ocular melanoma liver metastases. In September 2013, the FDA declined to approve the NDA and issued a CRL. The FDA comments in the CRL included, but were not limited to, a statement that the Company must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of Melphalan/HDS outweigh its risks.” The FDA also requires that the additional clinical trial(s) be conducted using the product the Company intends to market. Prior to conducting additional clinical trials, Delcath must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing and human factors. However, even if the Company completes its clinical trials and satisfies all the requirements of the CRL, it may not obtain regulatory approval from the FDA. Continued failure to obtain, or additional delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of the current version of CHEMOSAT and Melphalan/HDS or any products that the Company develops in the future;
•	impose additional costs on Delcath;
•	diminish any competitive advantages that may be attained; and
•	adversely affect the Company’s ability to generate revenues.

Declath has obtained the right to affix the CE Mark for the Delcath Hepatic CHEMOSAT Delivery System as a medical device for the delivery of melphalan. Since the Company may only promote the device within this specific indication, if physicians are unwilling to obtain melphalan separately for use with CHEMOSAT, Delcath’s ability to commercialize CHEMOSAT in the EEA will be significantly limited.

In the EEA, CHEMOSAT is regulated as a Class IIb medical device indicated for the intra-arterial administration of a chemotherapeutic agent, melphalan hydrochloride, to the liver with additional extracorporeal filtration of the venous blood return. Delcath’s ability to market and promote CHEMOSAT is limited to this approved indication. To the extent that the Company’s promotion of CHEMOSAT is found to be outside the scope of its approved indication, Delcath may be subject to fines or other regulatory action, limiting its ability to commercialize CHEMOSAT in the EEA.

The Company is limited to marketing CHEMOSAT in the EEA as a medical device for the delivery of melphalan. If physicians are unwilling to obtain melphalan separately for use with CHEMOSAT, Delcath’s ability to commercialize CHEMOSAT in the EEA will be significantly limited. Delcath’s product instructions and indication reference the chemotherapeutic agent melphalan. However, no melphalan labels in the EEA reference Delcath’s product, and the labels vary from country to country with respect to the approved indication of the drug and its mode of administration. As a result, the delivery of melphalan with Delcath’s device may not be within the applicable label with respect to some indications in some Member States of the EEA where the drugs are authorized for marketing. Physicians intending to use CHEMOSAT must obtain melphalan separately for use with CHEMOSAT and must use melphalan independently at their discretion. If physicians are unwilling to obtain melphalan separately from CHEMOSAT and/or to prescribe the use of melphalan independently, the Company’s sales opportunities in the EEA will be significantly impaired.

While the Company has obtained the right to affix the CE Mark, it will be subject to significant ongoing regulatory obligations and oversight in the EEA and in any other country where it receives marketing authorization or approval.

In April 2012, the Company obtained the required certification from its European Notified Body, enabling Delcath to complete an EC Declaration of Conformity with the essential requirements of the EU Medical Devices Directive and affix the CE Mark to the Generation Two CHEMOSAT system. In order to maintain the right to affix the CE Mark in the EEA, the Company is subject to compliance obligations, and any material changes to the approved product, such as manufacturing changes, product improvements or revised labeling, may require further regulatory review. Additionally, the Company is subject to ongoing audits by its European Notified Body, and the right to affix the CE Mark to the Generation Two CHEMOSAT system may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product.

To the extent that CHEMOSAT or Melphalan/HDS is approved by the FDA or any other regulatory agency, Delcath will be subject to similar ongoing regulatory obligations and oversight in those countries where approval is obtained. For example, the Company may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good clinical practices (GCPs), and good laboratory practices, which are regulations and guidelines enforced by the FDA for all products in clinical development, for any clinical trials that the Company conducts post-approval. In addition, post-marketing requirements for CHEMOSAT and Melphalan/HDS may include implementation of a risk evaluation and mitigation strategies (REMS) program to ensure that the benefits of the product outweigh its risks. A REMS may include a Medication Guide, a patient package insert, a communication plan to healthcare professionals and/or other elements to assure safe use of the product.

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

If the Company is not able to maintain regulatory compliance, it may lose any marketing approval that it may have obtained and may not achieve or sustain profitability, which would have a material adverse effect on the business, results of operations, financial condition and prospects.

The development and approval process in the United States will take many years, require substantial resources and may never lead to the approval of Melphalan/HDS by the FDA for use in the United States.

The Company cannot sell or market Melphalan/HDS with melphalan or other chemotherapeutic agents in the United States without prior FDA approval of an NDA for Melphalan/HDS. Although melphalan and other drugs have been approved by the FDA for use as chemotherapeutic agents, regulatory approval is required in the United States for the combined medical device component and drug component and the specific indication, dose and route of administration of melphalan or other chemotherapeutic agent used in our system. The Company is seeking approval of Melphalan/HDS for a substantially higher dose of melphalan than prior approved doses of melphalan and such other drugs. Delcath must obtain separate regulatory approvals for Melphalan/HDS with melphalan and every other chemotherapeutic agent or other compound used with the system that Delcath intends to market, and all the manufacturing facilities used to manufacture components or assemble our system must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish to the FDA’s satisfaction the product’s safety, efficacy, potency and purity for each intended use. The pre-clinical testing and clinical trials of Melphalan/HDS with melphalan or any other chemotherapeutic agent or compound the Company uses in its system must comply with the regulations of the FDA and other federal, state and local government authorities in the United States. Clinical development is a long, expensive and uncertain process and is subject to delays. Delcath may encounter delays or rejections for various reasons, including its inability to enroll enough patients to complete the clinical trials. Moreover, approval policies or regulations may change. If the Company does not obtain and maintain regulatory approval for its system and the use of melphalan or other chemotherapeutic agents, the value of the Company, results of operations and its ability to raise additional capital will be harmed.

In August 2012, Delcath submitted a NDA seeking an indication for ocular melanoma liver metastases for our Melphalan/HDS. In September 2013, the FDA issued a CRL. The FDA comments in the CRL included a statement that the Company must perform additional well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS using overall survival as the primary efficacy outcome measure and which demonstrates that the clinical benefits of Melphalan/HDS outweigh its risks. Failure to obtain FDA approval will have a material adverse effect on Delcath’s business, financial condition and results of operations.

Even if the Company obtains regulatory approval for the Melphalan/HDS system in the United States, its ability to market the Melphalan/HDS system would be limited to those uses that are approved.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA approves an application for the Melphalan/HDS, our ability to market and promote the Melphalan/HDS would be limited to the approved indication, so even with FDA approval, the Melphalan/HDS system may only be promoted in this limited market. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use, and FDA approval may otherwise limit our sales practices and our ability to promote, sell and distribute the product. Thus, the Company may only market the Melphalan/HDS, if approved by the FDA, for its approved indication and could be subject to enforcement action for off-label marketing. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, Delcath may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the development of additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties.

If future clinical trials are unsuccessful, significantly delayed or not completed, the Company may not be able to market Melphalan/HDS for other indications.

The clinical trial data on our product is limited to specific types of liver cancer. In 2010, the Company concluded a Phase 3 clinical trial of Melphalan/HDS in patients with metastatic ocular and cutaneous melanoma to the liver and also completed a multi-arm Phase 2 clinical trial of Melphalan/HDS in patients with primary and metastatic melanoma stratified into four arms.

In January 2016 the Company received agreement on a SPA from the FDA and has initiated a pivotal Phase 3 overall survival clinical trial in ocular melanoma liver metastases. In March 2017, Delcath received agreement on a SPA from the FDA for a registration trial to treat patients with intrahepatic cholangiocarcinoma (ICC), a trial the Company expects to initiate when financial resources permit.

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

•

Delcath may encounter delays or rejections based on changes in regulatory agency policies during the period in which it is developing a system or the period required for review of any application for regulatory agency approval;

•	the Company’s clinical trials may not demonstrate the safety and efficacy of any system or result in marketable products;
•	the FDA or foreign regulatory authorities may request additional clinical trials, including an additional Phase 3 trial, relating to the Company’s NDA submissions;
•

the FDA or foreign regulatory authorities may change its approval policies or adopt new regulations that may negatively affect or delay Delcath’s ability to bring a system to market or require additional clinical trials; and

•	a system may not be approved for all the requested indications.

The failure or delay of clinical trials could cause an increase in the cost of product development, delay filing of an application for marketing approval or cause the Company to cease the development of Melphalan/HDS for other indications. If Delcath is unable to develop Melphalan/HDS for other indications the future growth of our business could be negatively impacted. In addition, Delcath has limited clinical data relating to the effectiveness of Melphalan/HDS in certain types of cancer. Such limited data could slow the adoption of CHEMOSAT/ Melphalan/HDS and significantly reduce Delcath’s ability to commercialize CHEMOSAT/ Melphalan/HDS.

The Company relies on third parties to conduct certain elements of the clinical trials for CHEMOSAT and Melphalan/HDS, and if they do not perform their obligations to Delcath, the Company may not be able to obtain regulatory approvals for its system.

The Company designs the clinical trials for Melphalan/HDS, but relies on academic institutions, corporate partners, contract research organizations and other third parties to assist in managing, monitoring and otherwise carrying out these trials. Delcath relies heavily on these parties for the execution of its clinical studies and control only certain aspects of their activities. Accordingly, the Company may have less control over the timing and other aspects of these clinical trials than if Delcath conducted them entirely on their own. The Company relies upon third parties to conduct monitoring and data collection of its ongoing and future clinical trials, including its Phase 3 ocular melanoma trial and pivotal ICC trial. Although Delcath relies on these third parties to manage the data from these clinical trials and are responsible for confirming that each of its clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require Delcath to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. The Company’s reliance on third parties does not relieve it of these responsibilities and requirements, and if Delcath or the third parties upon whom the Company relies for its clinical trials fail to comply with the applicable GCPs, the data generated in its clinical trials may be deemed unreliable and the FDA or other foreign regulatory agencies may require Delcath to perform additional trials before approving our marketing application. The Company cannot assure you that, upon inspection, the FDA will determine that any of its clinical trials comply or complied with GCPs. In addition, Delcath’s clinical trials must be conducted with product that complies with the FDA’s cGMP requirements. The Company’s failure to comply with these regulations may require it to repeat clinical trials, which would delay the regulatory approval process, and may result in a failure to obtain regulatory approval for Melphalan/HDS if these requirements are not met.

Purchasers of CHEMOSAT in the EEA may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, Delcath may not be able to successfully commercialize CHEMOSAT in the EEA.

The Company has obtained the right to affix the CE Mark for CHEMOSAT, and Delcath intends to seek third-party or government reimbursement within those countries in the EEA where it expects to market and sell CHEMOSAT. In Germany, the Company has received a ZE diagnostic-related group code, which permits hospitals in Germany to obtain reimbursement for CHEMOSAT procedures beginning in 2016. Negotiations on the amount of reimbursement to be received under the code were concluded in 2016 and the procedure is reimbursed under this system in 2017. The ZE system is an annual process and negotiations are underway to set reimbursement levels for 2018. Consequently, reimbursement obtained may not be for the full amount sought. In countries where Delcath is able to obtain reimbursement, local policy could limit the Company’s ability to obtain adequate and consistent reimbursement and limit other sales opportunities in those countries.

In other countries, until Delcath obtains government reimbursement, it will rely on private payors or local pre-approved funds where available. New technology payment programs may provide interim funding, but there are no assurances that Delcath will qualify for such funding. Even if the Company does qualify, the amount and the duration of this funding may be limited. There are also no assurances that third-party payors or government health agencies of Member States of the EEA will reimburse the product’s use in the long term or at all. Further, each country has its own protocols regarding reimbursement, so successfully obtaining third party or government health agency reimbursement in one country does not necessarily translate to similar reimbursement in other EEA countries. Physicians, hospitals and other health care providers may be reluctant to purchase CHEMOSAT if they do not receive substantial reimbursement for the cost of using the product from third-party payors or government entities. The lack of adequate reimbursement may significantly limit sales opportunities in the EEA.

The success of our products may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

The Company’s ability to commercialize its system successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Melphalan/HDS is currently not approved by the FDA. Medicare, Medicaid, private health insurance plans and their foreign equivalents will not reimburse the use of Melphalan/HDS since the product is currently not approved outside the EEA. Delcath will seek reimbursement by third-party payors of the cost of Melphalan/HDS after its use is approved, but there are no assurances that adequate third-party coverage will be available for Delcath to establish and maintain price levels sufficient for the Company to realize an appropriate return on its investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for healthcare providers.

Implementation of healthcare reforms in the United States and in significant overseas markets may limit the ability to commercialize CHEMOSAT/ Melphalan/HDS and the demand for CHEMOSAT/ Melphalan/HDS. Healthcare providers may respond to such cost-containment pressures by choosing lower cost products or other therapies. In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (ACA) were enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. The President and members of Congress have recently introduced legislative proposals to significantly alter the ACA. It is uncertain if such proposals will be enacted or what consequences these proposals or the implementation of existing provisions will have on our efforts to commercialize CHEMOSAT and Melphalan/HDS.

CHEMOSAT/ Melphalan/HDS may not achieve sufficient acceptance by the medical community to sustain our business.

The commercial success of CHEMOSAT and Melphalan/HDS will depend upon its acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Acceptance by the medical community may depend on the extent to which leaders in the scientific and medical communities publish scientific papers in reputable academic journals. If testing and clinical practice do not confirm the safety and efficacy of CHEMOSAT and Melphalan/HDS or even if further testing and clinical practice produce positive results but the medical community does not view these favorably, and CHEMOSAT and Melphalan/HDS as effective and desirable, our efforts to market CHEMOSAT and Melphalan/HDS may fail, which would cause us to cease operation.

Consolidation in the healthcare industry could lead to demands for price concessions.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry. Group purchasing organizations, independent delivery networks and large single accounts in the United States and foreign markets may result in a consolidation of purchasing decisions for potential healthcare provider customers. The Company expects that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the price of CHEMOSAT and Melphalan/HDS and adversely impact our business, financial condition and results of operations.

Further, third-party payors may deny reimbursement if they determine that CHEMOSAT and Melphalan/HDS is not used in accordance with established payor protocols regarding cost effective treatment methods or is used outside its approved indication or for forms of cancer or with drugs not specifically approved by the FDA or other foreign regulatory bodies in the future. Without reimbursement, physicians, hospitals and other health care providers will be less likely to purchase CHEMOSAT and Melphalan/HDS, thereby harming our results of operations.

Risks Related to Manufacturing, Commercialization and Market Acceptance of the CHEMOSAT/Melphalan/HDS

There are three third-party manufacturers of melphalan in certain countries of the EEA of which the Company is aware. If any of these manufacturers fails to provide end-users with adequate supplies of melphalan or fails to comply with the requirements of regulatory authorities, Delcath may be unable to successfully commercialize our product in the EEA.

Under the current regulatory scheme in the EEA, CHEMOSAT is approved for marketing as a device only, and doctors will separately obtain melphalan for use with CHEMOSAT. Although melphalan has been approved in the EEA for over a decade, the Company is aware that there are currently three approved manufacturers of melphalan in certain countries of the EEA. As a result, there may not be sufficient supply of melphalan for use with its system, and any adverse change in the sole manufacturer’s commercial operations or regulatory approval status may seriously impair Delcath’s sales opportunities in the EEA. Additionally, melphalan is not available in certain foreign countries outside the EEA where Delcath may seek to market CHEMOSAT. If supply of melphalan remains limited or unavailable, the Company will be unable to commercialize our product in these markets, thereby limiting future sales opportunities.

If the Company cannot maintain or enter into acceptable arrangements for the production of melphalan and other chemotherapeutic agents it will be unable to successfully commercialize the Delcath system in the United States or complete its global Phase 3 in ocular melanoma liver metastases, registration trial in ICC, or any future clinical trials.

The Company has entered into a manufacturing and supply agreement with Synerx Pharma, LLC (Synerx) and Bioniche Teoranta (Bioniche) an affiliate of Mylan, Inc., for the supply of its branded melphalan for injection. The agreement with Synerx and Bioniche currently represents Delcath’s sole source of branded melphalan in the United States. The Company intends to use the melphalan supplied by Synerx and Bioniche to conduct its global Phase 3 trials for ocular melanoma liver metastases and ICC. Delcath may pursue agreements with additional contract manufacturers to produce melphalan and other chemotherapeutic agents that it will use in the future for its clinical trial program and the commercialization of CHEMOSAT and Melphalan/HDS, as well as for labeling and finishing services. The Company may not be able to enter into such arrangements on acceptable terms or at all. To manufacture melphalan or other chemotherapeutic agents on its own, Delcath would first have to develop a manufacturing facility that complies with FDA requirements and regulations for the production of melphalan and each other chemotherapeutic agent the Company chooses to manufacture for its system. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on its revenues and profitability. If Delcath is unable to obtain sufficient melphalan and labeling services on acceptable terms, if it should encounter delays or difficulties in its relationships with current and future suppliers or if current and future suppliers of melphalan do not comply with applicable regulations for the manufacturing and production of melphalan, Delcath’s business, financial condition and results of operations may be materially harmed.

If we cannot successfully manufacture CHEMOSAT and Melphalan/HDS, our ability to develop and commercialize the system would be impaired.

We manufacture CHEMOSAT and Melphalan/HDS for distribution worldwide in our Queensbury, NY facility. We have a limited manufacturing history and we may not be able to manufacture the system in sufficient commercial quantities, in a cost-effective manner or in compliance with the regulatory requirements applicable to such manufacturing. Additionally, we may have difficulty obtaining components for the system from our third-party suppliers in a timely manner or at all which may adversely affect our ability to deliver CHEMOSAT and Melphalan/HDS to purchasers.

In addition to limiting sales opportunities, delays in manufacturing CHEMOSAT and Melphalan/HDS may adversely affect our ability to obtain regulatory approval in other jurisdictions. Our ability to conduct timely clinical trials in the United States and abroad depends on our ability to manufacture the system, including sourcing the chemotherapeutic agents or other compounds through third parties in accordance with FDA and other regulatory requirements. If we are unable to manufacture CHEMOSAT and Melphalan/HDS in a timely manner, we may not be able to conduct the clinical trials required to obtain regulatory approval and commercialize our product.

If our Queensbury, NY facility fails to maintain compliance with ISO 13485, a comprehensive management system for the design and manufacture of medical devices, and FDA cGMP or fails to pass facility inspection or audits, our ability to manufacture at the facility could be limited or terminated. In the future, we may manufacture and assemble CHEMOSAT and Melphalan/HDS in the EEA, and any facilities in the EEA would have to obtain and maintain similar approvals or certifications of compliance.

The Company does not have written contracts with all of its suppliers for the manufacture of components for CHEMOSAT and Melphalan/HDS.

The Company does not have written contracts with all suppliers for the manufacture of components for CHEMOSAT and Melphalan/HDS. If Delcath is unable to obtain an adequate supply of the necessary components or negotiate acceptable terms, it may not be able to manufacture the system in commercial quantities or in a cost-effective manner, and commercialization of CHEMOSAT and Melphalan/HDS in the EEA may be delayed. In addition, certain components are available from only a limited number of sources.

Components of CHEMOSAT and Melphalan/HDS are currently manufactured for Delcath in small quantities and may require significantly greater quantities to further commercialize the product. The Company may not be able to find alternate sources of comparable components. If Delcath is unable to obtain adequate supplies of components from existing suppliers or needs to switch to an alternate supplier and obtain FDA or other regulatory agency approval of that supplier, commercialization of CHEMOSAT and Melphalan/HDS may be delayed.

The Company has limited experience in marketing and commercializing its products, and as a result, may not be successful in commercializing CHEMOSAT in the EEA.

The Company has not previously sold, marketed or distributed any products and have limited experience in building a sales and marketing organization and in entering into and managing relationships with third-party distributors. Even though Delcath has obtained the right to affix the CE Mark, it currently has limited sales, marketing, commercial or distribution capabilities in any countries in the EEA. In order to pursue the Company’s strategy to commercialize CHEMOSAT in the EEA, Delcath must acquire or internally develop a sales, marketing and distribution infrastructure and/or enter into strategic alliances to perform these services. The development of sales, marketing and distribution infrastructure is difficult, time consuming and requires substantial financial and other resources. If Delcath cannot successfully develop the infrastructure to market and commercialize CHEMOSAT, its ability to generate revenues in the EEA may be harmed, and Delcath may not generate sufficient revenue to sustain its business or may be required to enter into strategic alliances to have such activities carried out on its behalf, which may not be on favorable terms.

Competition for sales and marketing personnel is intense, and Delcath may not be successful in attracting or retaining such personnel. The Company’s inability to attract and retain skilled sales and marketing personnel or to reach an agreement with a third party could adversely affect its business, financial condition and results of operations. Further, since Delcath’s marketing strategy in the EEA includes establishing a network of third-party distributors, the Company must enter into collaborative arrangements with these third-party distributors. The Company may not be able to enter into such arrangements on reasonable terms or at all.

Even if the Company receives FDA or other foreign regulatory approvals, Delcath may be unsuccessful in commercializing CHEMOSAT and Melphalan/HDS in markets outside the EEA, because of inadequate infrastructure or an ineffective commercialization strategy.

Outside the EEA, even if the Company obtains regulatory approval from the FDA or other foreign regulatory agencies, its ability to commercialize CHEMOSAT and Melphalan/HDS may be limited due to Delcath’s inexperience in developing a sales, marketing and distribution infrastructure. If the Company is unable to develop this infrastructure in the United States or elsewhere or to collaborate with an alliance partner to market its products in the United States or foreign countries, particularly in Asia, Delcath’s efforts to commercialize CHEMOSAT and Melphalan/HDS or any other product outside of the EEA may be less successful.

Even if the Company is successful in commercializing CHEMOSAT and Melphalan/HDS in the EEA, Delcath may not be successful in the United States and other foreign countries. Each country requires a different commercialization strategy, so the Company’s EEA strategy may not translate to other markets. Without a successful commercialization strategy tailored for each market, Delcath’s efforts to promote and market CHEMOSAT in each of its target markets may fail in any or all of those markets.

The Company’s plan to use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and Melphalan/HDS may not be successful.

The Company may be unable to enter into collaborative agreements without additional clinical data or unable to continue a collaborative agreement as a result of unsuccessful future clinical trials. Additionally, Delcath may face competition in its search for alliances. As a result, the Company may not be able to enter into any additional alliances on acceptable terms, if at all. The Company’s collaborative relationships may never result in the successful development or commercialization of CHEMOSAT and Melphalan/HDS or any other product. The success of any collaboration will depend upon Delcath’s ability to perform its obligations under any agreements as well as factors beyond its control, such as the commitment of its collaborators and the timely performance of their obligations. The terms of any such collaboration may permit Delcath’s collaborators to abandon the alliance at any time for any reason or prevent us from terminating arrangements with collaborators who do not perform in accordance with the Company’s expectations or its collaborators may breach their agreements with the Company. In addition, any third parties with which the Company collaborates may have significant control over important aspects of the development and commercialization of its products, including research and development, market identification, marketing methods, pricing, composition of sales force and promotional activities. Delcath is not able to control or influence the amount and timing of resources that any collaborator may devote to the Company’s research and development programs or the commercialization, marketing or distribution of its products. The Company may not be able to prevent any collaborators from pursuing alternative technologies or products that could result in the development of products that compete with CHEMOSAT and Melphalan/HDS or the withdrawal of their support for its products. The failure of any such collaboration could have a material adverse effect on its business.

If the Company fails to overcome the challenges inherent in international operations, its business and results of operations may be materially adversely affected.

Currently the Company has only received authorization to market CHEMOSAT in the EEA, and intends to seek similar authorization or approvals in other foreign countries. As a result, Delcath expects international sales of its products to account for a significant portion of its revenue, which exposes Delcath to risks inherent in international operations. To accommodate the Company’s international sales, Delcath will need to further invest financial and management resources to develop an international infrastructure that will meet the needs of its customers. Accordingly, Delcath will face additional risks resulting from its international operations including:

•	difficulties in enforcing agreements and collecting receivables in a timely manner through the legal systems of many countries outside the United States;
•	the failure to satisfy foreign regulatory requirements to market its products on a timely basis or at all;
•	availability of, and changes in, reimbursement within prevailing foreign healthcare payment systems;
•	difficulties in managing foreign relationships and operations, including any relationships that the Company establishes with foreign sales or marketing employees and agents;
•	limited protection for intellectual property rights in some countries;
•	fluctuations in currency exchange rates;
•	the possibility that foreign countries may impose additional withholding taxes or otherwise tax its foreign income, impose tariffs or adopt other restrictions on foreign trade;
•	the possibility of any material shipping delays;
•	significant changes in the political, regulatory, safety or economic conditions in a country or region;
•	protectionist laws and business practices that favor local competitors; and
•	trade restrictions, including the imposition of, or significant changes to, the level of tariffs, customs duties and export quotas.

If the Company fails to overcome the challenges it encounters in its international operations, Delcath’s business and results of operations may be materially adversely affected.

CHEMOSAT has been used a limited number of times in a clinical setting in the EEA, so market acceptance of CHEMOSAT will depend on EEA healthcare professionals’ efforts to learn about the product.

Since all of the Company’s prior clinical studies were conducted in the United States and CHEMOSAT has had limited use in a clinical setting in the EEA, physicians in the EEA have limited clinical experience with the product. As a result, CHEMOSAT may not gain significant market acceptance among physicians, hospitals, patients and healthcare payors in the EEA until healthcare professionals are properly educated about the procedure. Market acceptance of CHEMOSAT in the EEA will depend upon a variety of factors including:

•	whether future clinical trials demonstrate significantly improved patient outcomes;
•	the Company’s ability to educate and train physicians to perform the procedure and drive acceptance of the use of CHEMOSAT;
•	Delcath’s ability to obtain adequate reimbursement and convince healthcare payors that use of CHEMOSAT results in reduced treatment costs and improved outcomes for patients;
•	whether CHEMOSAT replaces and/or complements treatment methods in which many hospitals have made a significant investment; and
•	whether doctors and hospitals are willing to replace their existing technology with a new medical technology until the new technology’s value has been demonstrated.

The Company intends to establish clinical training and centers of excellence to educate and train physicians and healthcare payors in the EEA, but the key opinion thought leadership required for initial market acceptance within the healthcare arena may take time to develop. Without effort from healthcare professionals to become educated about Delcath’s product, the market may not accept CHEMOSAT and its efforts to commercialize CHEMOSAT in the EEA may be unsuccessful.

Similar considerations apply in any other market where the Company receives approval. Successful commercialization of CHEMOSAT in these markets will depend on market acceptance by healthcare professionals.

Rapid technological developments in treatment methods for liver cancer and competition with other forms of liver cancer treatments could affect the Company’s ability to achieve meaningful revenues or profit.

Competition in the cancer treatment industry is intense. CHEMOSAT and Melphalan/HDS competes with all forms of liver cancer treatments that are alternatives to the “gold standard” treatment of surgical resection. Many of the Company’s competitors have substantially greater resources and considerable experience in conducting clinical trials and obtaining regulatory approvals. If these competitors develop more effective or more affordable products or treatment methods, or achieve earlier product development, Delcath’s revenues or profitability will be substantially reduced.

The Company’s ability to develop CHEMOSAT and Melphalan/HDS for other indications could affect its orphan drug exclusivity. Delcath has the following six designations:

•	two orphan drug designations for the drug melphalan for the treatment of patients with cutaneous melanoma as well as patients with ocular melanoma (November 2008)
•	orphan drug designation of the drug melphalan for the treatment of patients with neuroendocrine tumors (May 2009)
•	orphan drug designation of the drug doxorubicin for the treatment of patients with primary liver cancer (August 2009)
•	orphan drug designation of the drug melphalan for the treatment of HCC (October 2013)
•	orphan drug designation of the drug melphalan or the treatment of ICC(July 2015)

If CHEMOSAT and Melphalan/HDS is approved for an indication different than the indications for which Delcath has received orphan drug designations, the Company will not obtain orphan drug exclusivity, which could increase its competition. If another company has orphan drug designations for these same indications and receives marketing approval before Delcath does, then the Company will be blocked from marketing approval for seven years from the date of its approval for the same indication of use.

The loss of key personnel could adversely affect the Company’s business.

The loss of a member of the Company’s senior executive staff could harm its business. Competition for experienced personnel is intense. If Delcath cannot retain its current personnel or attract additional experienced personnel, Delcath’s ability to compete could be adversely affected.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these event may cause us to have difficulty preventing, detecting, and controlling fraud, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Legislation introduced earlier this decade increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the United States patent system from a “first-to-invent” system to a “first-to-file” system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-to-file provisions, only became effective on March 16, 2013. As case law continues to develop in response to this legislation, it is not yet clear what the full impact of the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Risks Related to Products Liability

The Company may be the subject of product liability claims or product recalls, and it may be unable to maintain insurance adequate to cover potential liabilities.

The Company’s business exposes Delcath to potential liability risks that may arise from clinical trials and the testing, manufacture, marketing, sale and use of CHEMOSAT/Melphalan/HDS. In addition, because CHEMOSAT/Melphalan/HDS is intended for use in patients with cancer, there is an increased risk of death among the patients treated with Delcath’s system which may increase the risk of product liability lawsuits related to clinical trials or commercial sales. The Company may be subject to claims against it even if the injury is due to the actions of others. For example, if the medical personnel that use Delcath’s system on patients are not properly trained or are negligent in the use of the system, the patient may be injured, which may subject Delcath to claims. Were such a claim asserted, the Company would likely incur substantial legal and related expenses even if Delcath prevails on the merits. Claims for damages, whether or not successful, could cause delays in clinical trials and result in the loss of physician endorsement, adverse publicity and/or limit the Company’s ability to market and sell the system, resulting in loss of revenue. In addition, it may be necessary for Delcath to recall products that do not meet approved specifications, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of revenue. A successful products liability claim or product recall would have a material adverse effect on Delcath’s business, financial condition and results of operations. The Company currently carries product liability and clinical trial insurance coverage, but it may be insufficient to cover one or more large claims.

Risks Related to Delcath’s Common Stock

The market price of Delcath common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.

The trading price for Delcath’s common stock has been, and the Company expects it to continue to be, volatile. The price at which Delcath’s common stock trades depends upon a number of factors, including historical and anticipated operating results, the Company’s financial situation, announcements of technological innovations or new products by Delcath or its competitors, its ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond the Company’s control. Broad market fluctuations may lower the market price of Delcath’s common stock and affect the volume of trading, regardless of the Company’s financial condition, results of operations, business or prospects.  Among the factors that may cause the market price of its common stock to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	fluctuations in quarterly operating results or the operating results of competitors;
•	variance in financial performance from the expectations of investors;
•	changes in the estimation of the future size and growth rate of its markets;
•	changes in accounting principles or changes in interpretations of existing principles, which could affect financial results;
•	failure of its products to achieve or maintain market acceptance or commercial success;
•	conditions and trends in the markets served;
•	changes in general economic, industry and market conditions;
•	success of competitive products and services;
•	changes in market valuations or earnings of competitors;
•	changes in pricing policies or the pricing policies of competitors;
•	announcements of significant new products, contracts, acquisitions or strategic alliances by the Company or its competitors;
•	changes in legislation or regulatory policies, practices or actions;
•	the commencement or outcome of litigation involving Delcath, its general industry or both;
•	recruitment or departure of key personnel;
•	changes in capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of common stock by stockholders; and
•	the trading volume of Delcath’s common stock.

In addition, the stock markets, in general, the OTCQB and the market for pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in Delcath’s common stock that are unrelated or disproportionate to the operating performance of its business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of Delcath’s common stock and expose it to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm the Company’s financial condition and results of operations.

The exercise price and number of certain outstanding warrants may be adjusted in future offerings.

The 7.0 million warrants issued in the Company’s February 2015, July 2015 and October 2016 offerings, and in transactions signed in October and November 2017 are subject to an exercise price adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting Delcath’s common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. In addition to the potential dilutive effect of this provision, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place additional downward pressure on the trading price of Delcath’s common stock.

The issuance of additional stock in connection with acquisitions or otherwise will dilute all other stockholdings.

The Company is not restricted from issuing additional shares of common stock, or from issuing securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. As of March 16, 2018, the Company had an aggregate of 500 million shares of common stock authorized and of that 58.0 million not issued or outstanding, including 38.0 million pre-funded warrants and 7.0 million shares issuable upon the exercise of the outstanding warrants at a weighted average price of $0.61. The Company may issue all of these shares without any action or approval by its shareholders. Delcath may expand its business through complementary or strategic business combinations or acquisitions of other companies and assets, and may issue shares of common stock in connection with those transactions. The market price of Delcath’s common stock could decline as a result of the issuance of a large number of shares of common stock, particularly if the per share consideration received for the stock issued is less than the per share book value of Delcath’s common stock or if the Company is not expected to be able to generate earnings with the proceeds of the issuance that are as great as the earnings per share generated before the issuance of the additional shares. In addition, any shares issued in connection with these activities, the exercise of warrants or stock options or otherwise would dilute the percentage ownership held by investors. The Company cannot predict the size of future issuances or the effect, if any, that they may have on the market price of its common stock.

The Company has a history of reverse splits, which have severely impacted its common stock price.

Since Delcath’s initial public offering in 2000, it has executed three reverse stock splits, for a cumulative ratio since its IPO of 1:89,600. Each such reverse split has resulted in an effective decline in the price of Delcath’s common stock. For example, the most recent reverse split of 1:350 was effected on November 6, 2017, resulting in an opening price of $10.50. By November 30, 2017, Delcath’s common stock closed at $0.09 and has continued to decline. As part of the offer of Series D warrants in February 2018, the Company is obligated to seek stockholder approval for both an increase in the number of authorized shares and a further reverse stock split in a ratio to be approved by its shareholders. There can be no assurance that such reverse split will not result in a further significant diminution of the value of Delcath’s common stock.

The Company does not have sufficient shares of common stock authorized to exercise the Series D warrants.

The Company currently has 500 million shares of its common stock authorized for issuance under its Certificate of Incorporation and approximately 435 million shares of common stock issued and outstanding. The Series D warrants, in the aggregate, require reservation of 500 million shares of common stock for issuance upon exercise. Unless and until the Company is able to amend its certificate of incorporation to increase its authorized common shares by at least an additional 500 million shares, there are insufficient shares authorized for exercise of the Series D warrants. An increase in authorized common shares requires approval of the Company’s shareholders, and there is no assurance that its shareholders will approve this increase in authorized shares.

Anti-takeover provisions in the Company’s Certificate of Incorporation and By-laws may reduce the likelihood of a potential change of control, or make it more difficult for its stockholders to replace management.

Certain provisions of the Company’s Certificate of Incorporation and By-laws could have the effect of making it more difficult for its stockholders to replace management at a time when a substantial number of stockholders might favor a change in management. These provisions include:

•	providing for a staggered board; and
•	authorizing the board of directors to fill vacant directorships or increase the size of its board of directors.

Furthermore, Delcath’s board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to determine the rights and preferences of the shares of any such series without stockholder approval. Any series of preferred stock is likely to be senior to the common stock with respect to dividends, liquidation rights and, possibly, voting rights. The board’s ability to issue preferred stock may have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of Delcath’s common stock.

The Company is subject to the risks relating to penny stocks.

Trading in the Company’s common stock is subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a “penny stock” and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The Company has never declared or paid any dividends to the holders of its common stock and does not expect to pay cash dividends in the foreseeable future.

The Company currently intends to retain all earnings for use in connection with the expansion of its business and for general corporate purposes. The board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Company’s board of directors. Delcath’s ability to pay cash dividends in the future could be limited or prohibited by the terms of financing agreements that it may enter into or by the terms of any preferred stock that may be authorized and issued. The Company does not expect to pay dividends in the foreseeable future. As a result, holders of Delcath’s common stock must rely on stock appreciation for any return on their investment.

If the Company engages in acquisitions, reorganizations or business combinations, it will incur a variety of risks that could adversely affect its business operations or its stockholders.

The Company may consider strategic alternatives, such as acquiring businesses, technologies or products or entering into a business combination with another company. If Delcath does pursue such a strategy, the Company could, among other things:

•	issue equity securities that would dilute current stockholders’ percentage ownership;
•	incur substantial debt that may place strains on its operations;
•	spend substantial operational, financial and management resources in integrating new businesses, personnel intellectual property, technologies and products;
•	assume substantial actual or contingent liabilities;
•	reprioritize its programs and even cease development and commercialization of CHEMOSAT/Melphalan/HDS;
•	suffer the loss of key personnel, or
•

merge with, or otherwise enter into a business combination with, another company in which Delcath stockholders would receive cash or shares of the other company or a combination of both on terms that certain of the Company’s stockholders may not deem desirable.

Although we intend to evaluate and consider different strategic alternatives, we have no agreements or understandings with respect to any acquisition, reorganization or business combination at this time.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Delcath’s corporate offices currently occupy 6,877 square feet of office space at 1633 Broadway, Suite 22C, New York, New York under a sub-lease agreement that expires in March 2019. The Company leases two additional spaces in the United States including approximately 6,000 square feet at 95-97 Park Road in Queensbury, New York and 17,320 square feet of office space at 810 Seventh Avenue, New York, New York. The lease agreements expire in October 2018 and March 2021 respectively. The Company has subleased the office space at 810 Seventh Avenue to unaffiliated third-parties. See Note 12 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K for more details. Delcath owns a building containing approximately 10,320 square feet at 566 Queensbury Avenue in Queensbury, NY. These facilities house manufacturing, quality assurance and quality control, research and development, and office space. The Company also owns approximately four acres of land at 12 and 14 Park Road in Queensbury, New York. In addition, the Company leases a facility for office and manufacturing containing approximately 19,200 square feet at 19 Mervue, Industrial Park in Galway, Ireland under a lease agreement that expires in August 2021. The Company has sublet a portion of this facility to an unaffiliated third-party. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet current operational needs.

Item 3. Legal Proceedings.

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling one or more products or engaging in other activities.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods. Delcath is not presently a party to any pending or threatened legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Delcath’s common stock is traded on the OTCQB tier of OTC Markets LLC under the symbol “DCTH”.

The following table sets forth the high and low last reported sales prices of the Company’s common stock for the fiscal quarters indicated, as adjusted for all reverse stock splits occurring through December 31, 2017:

Common Stock Price Range

	2017
	High	Low
Quarter ended March 31, 2017	$304.50	$28.00
Quarter ended June 30, 2017	94.50	7.00
Quarter ended September 30, 2017	72.53	19.23
Quarter ended December 31, 2017	50.35	0.03

	2016
	High	Low
Quarter ended March 31, 2016	$3,024.00	$1,400.00
Quarter ended June 30, 2016	1,995.00	1,288.00
Quarter ended September 30, 2016	1,613.50	868.00
Quarter ended December 31, 2016	959.00	315.00

On March 16, 2018 there were 40 stockholders of record of Delcath’s common stock. The Company’s website is www.delcath.com.  Delcath makes available free of charge on or through its website the Company’s 10-K, 10-Q and 8-K reports, including exhibits, as soon as reasonably practicable after being filed with or furnished to the SEC.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities

All unregistered sales of equity securities during the period covered by this annual report on Form 10-K were previously disclosed in current reports on Form 8-K and Quarterly Reports on Form 10-Q.

Repurchases of Equity Securities

None.

Performance Graph

The graph below matches the Company's cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the RDG SmallCap Biotechnology Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

	12/12	12/13	12/14	12/15	12/16	12/17
Delcath Systems Inc.	100.00	20.73	6.15	2.54	0.29	0.0001
NASDAQ Composite	100.00	141.58	162.13	173.35	187.34	242.49
RDG SmallCap Biotechnology	100.00	155.71	185.57	167.43	107.53	110.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Statement of Operations Data
Revenue	$2,715	$1,992	$1,747	$1,069	$490
Costs and expenses	20,179	17,882	16,495	20,082	33,345
Operating loss	(18,165)	(16,440)	(15,210)	(19,304)	(33,019)
Net loss	(45,117)	(17,971)	(14,704)	(17,381)	(30,324)
Basic and diluted loss per share	(6.50)	(3,706.50)	(5,096.00)	(10,304.00)	(26,936.00)

	Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data
Current assets	$7,589	$34,156	$14,601	$21,966	$34,028
Total assets	8,887	35,239	15,733	23,764	37,097
Current liabilities	7,814	36,095	6,312	4,576	6,632
Stockholder’s equity	678	(1,490)	8,601	18,145	30,099

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our investigational product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS) —is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our system is commercially available under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT®), where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our primary research focus is on ocular melanoma liver metastases (mOM) and intrahepatic cholangiocarcinoma (ICC), a type of primary liver cancer, and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for CHEMOSAT and Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and a registration trial for intrahepatic cholangiocarcinoma (ICC) we plan to initiate in 2018. Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in colorectal cancer metastatic to the liver (mCRC) and pancreatic cancer metastatic to the liver.

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

In Europe, the current version of our CHEMOSAT product is regulated as a Class IIb medical device and received its CE Mark in 2012. We are in an early phase of commercializing the CHEMOSAT system in select markets in the European Union (EU) where the prospect of securing adequate reimbursement for the procedure is strongest. In 2015, national reimbursement coverage for CHEMOSAT procedures was awarded in Germany. In 2016, coverage levels were negotiated between hospitals in Germany and regional sickness funds. Coverage levels determined via this process are expected to be renegotiated annually. In 2017, Dutch health authorities added CHEMOSAT to their treatment guidelines for patients with ocular melanoma metastatic to the liver, an important step toward eventual reimbursement in the Dutch market.

Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, systemic chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that CHEMOSAT and Melphalan/HDS represents a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver. We believe that CHEMOSAT and Melphalan/HDS is uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies.

Our Ability to Continue as a Going Concern

The notes contained in this Annual Report on Form 10-K for year ended December 31, 2017 include a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts. Our consolidated financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our independent registered public accounting firm has issued its report dated March 16, 2018 in connection with the audit of our consolidated financial statements as of December 31, 2017 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

At December 31, 2017, the Company had cash and cash equivalents totaling $4.0 million, as compared to cash and cash equivalents totaling $4.4 million at December 31, 2016.  During the year ended December 31, 2017, the Company used $15.4 million of cash for its operating activities, which compares to $14.2 million used for operating activities during the year ended December 31, 2016.  The increase of $1.2 million is primarily driven by an increase in operating expenses primarily related to the Company’s clinical trial effort discussed in the Business Overview section. The Company believes it has sufficient capital to fund its operating activities through May 2018.

Our consolidated financial statements as of December 31, 2017 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either selling shares of Delcath’s capital stock, borrowing money or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, and public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, 2016 and 2018, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by a private placement of convertible notes in 2016. For a detailed discussion of the Company’s various sales of securities see Note 10 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

In October 2015, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on October 20, 2015 and allows the Company to offer and sell, from time to time in one or more offerings, up to $71.8 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company is not currently eligible to use its Form S-3.

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

On February 9, 2018, the Company closed a registered offering of 212.0 million shares of common stock, 38.0 million pre-funded warrants to purchase 38.0 million shares of common stock and Series D warrants to purchase an aggregate of 500.0 million shares of common stock for total gross proceeds of approximately $5.0 million. The offering was priced at $0.02 per unit with each unit comprised of one share of common stock (or one pre-funded warrant) and one common stock purchase warrant to purchase two shares, provided that, with respect to the units with pre-funded warrants $0.019 per unit shall be paid at closing and $0.001 shall be paid upon exercise of each of the pre-funded warrants.

On February 26, 2018, the Company filed a Definitive Proxy Statement on Schedule 14A seeking shareholder approval to increase its authorized shares of common stock from 500,000,000 to 1,000,000,000 in order to have sufficient authorized shares for full exercise of the recently issued Series D warrants and for a reverse split of its common stock in a ratio of at least 1:100 but no more than 1:500.  There is no assurance that the Company will receive shareholder approval for these two proposals, and will not be able to raise further funds or provide for exercise of our Series D warrants without these approved proposals.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various operating lease agreements. The following table provides a summary of significant contractual obligations at December 31, 2017:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Future minimum lease payments, net of receipts due under subleases	$2.1	$0.9	$1.2	$—	$—

Delcath’s operating lease obligations at December 31, 2017 include: the annual rent for office space at 1633 Broadway, New York, New York, which will expire in March 2019; the annual rent under the lease for office space at 810 Seventh Avenue, New York, New York, which will expire in March 2021 and of which a certain amount of expense has been offset by two sub-leases; the annual rent under the lease for a facility in Queensbury, New York, which will expire in October 2018; and the annual rent for a facility in Galway, Ireland, which will expire in August 2021 and of which a certain amount of expense has been offset by a sub-lease.  See Part I, Item 2, “Properties” and Notes 8 and 12 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

Future Capital Needs; Additional Future Funding

The Company’s future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance that it will ever achieve consistent profitability. The Company believes that it has adequate resources to fund operations through May 2018. Additional working capital will be required to continue operations. There can be no assurance that such working capital will be available on acceptable terms, if at all.

Results of Operations for the Year Ended December 31, 2017; Comparisons of Results of the Years Ended December 31, 2016 and 2015

Revenue

The Company recorded approximately $2.7 million in total revenue during the year ended December 31, 2017. During the same period in 2016, Delcath recorded $2.0 million in total revenue related to product sales. The year over year increase is a result of greater product sales in 2017 as Delcath continues to see increased market acceptance of its product in the EU, particularly in Germany where the establishment of the ZE code has contributed to increased treatments.

The Company recorded approximately $2.0 million in total revenue during the year ended December 31, 2016. During the same period in 2015, Delcath recorded $1.7 million in total revenue related to product sales. The year over year increase is a result of greater product sales in 2016 as Delcath continues to see increased market acceptance of its product in the EU.

Cost of Goods Sold

During the year ended December 31, 2017, the Company recognized cost of goods sold of approximately $0.7 million related to product revenue of $2.7 million.

During the year ended December 31, 2016, the Company recognized cost of goods sold of approximately $0.6 million related to product revenue of $2.0 million.

During the year ended December 31, 2015, the Company recognized cost of goods sold of approximately $0.5 million related to product revenue of $1.7 million.

The increase in cost of goods sold is commensurate with the increase in revenue.

Selling, General and Administrative Expenses

For the year ended December 31, 2017, selling, general and administrative expenses increased to $9.7 million from $9.4 million for the year ended December 31, 2016. The increase is due primarily to an increase in Delaware corporate taxes, in independent audit fees due to additional testing over the Company’s internal control over financial reporting and an increase in costs associated with the Company’s shareholder meetings as a result of the efforts to secure approval for a reverse stock split.

For the year ended December 31, 2016, selling, general and administrative expenses decreased to $9.4 million from $10.0 million for the year ended December 31, 2015. The decrease of $0.5 million is primarily attributable to a reduction in corporate expenses and depreciation.

Research and Development Expenses

For the year ended December 31, 2017, research and development expenses increased to $10.5 million from $8.4 million for the year ended December 31, 2016. The increase of $2.0 million is primarily due to the ongoing efforts of the FOCUS Trial which is discussed in further detail in the Current Clinical Development Program section above.

For the year ended December 31, 2016, research and development expenses increased to $8.4 million from $6.5 million for the year ended December 31, 2015. The increase of $2.1 million is primarily due to the initiation of our Phase 3 trial during 2016 which is discussed in further detail in the Current Clinical Development Program section above.

Change in fair value of derivative liability

For the year ended December 31, 2017, derivative instrument income increased to $15.1 million from $12.8 million for the year ended December 31, 2016. The increase of $2.3 million is due to the decline in the stock price from the time of the initial $14.4 million valuation of the November 2017 Warrants. The subsequent valuation at December 31, 2017 resulted in income of approximately $13.8 million as discussed in more detail in Note 11 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

For the year ended December 31, 2016, derivative instrument income increased to $12.8 million from $0.6 million for the year ended December 31, 2015. The increase of $12.2 million is due to the issuance of warrants in 2016, as well as the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 11 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

Gain on warrant extinguishment

As discussed further in Note 9 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K., the Company recorded a $9.6 million gain related to the extinguishment of the June 2016 Series C Warrants that were issued as part of the private placement of Senior Secured Convertible Notes.

Loss on debt settlements and extinguishments

As discussed further in Notes 9 and 10 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K, the Company recorded a $29.9 million loss on debt settlements and extinguishments related to the following transactions:

1.	July 2, 2017 issuance of Series A Preferred Shares that resulted in a $1.0 million loss on debt settlement

2.	August 28, 2017 restructuring agreement that resulted in a $1.9 million loss on debt settlement
3.	November 6, 2017 warrant exchange pursuant to October 10, 2017 amendment to the August 28, 2017 restructuring agreement that resulted in a $2.3 million loss on debt extinguishment
4.	November 15, 2017 exchange agreement and related warrant issuance that resulted in a $21.0 million loss on debt extinguishment
5.	December 28, 2017 exchange agreement that resulted in a $3.7 million loss on debt extinguishment

Other Income/Expense and Interest Expense

Other income (expense) increase is related to foreign currency exchange gains and losses.

Interest expense is related to:

1. the restructuring lease liability discussed in Note 8 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K;

2. the amortization of debt discounts and debt issuance costs discussed in Note 9 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K; and

3. original issuance discounts related to the issuance of Series C preferred stock discussed in Note 10 of the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company had a net loss for the year ended December 31, 2017 of $45.1 million, an increase of $27.1 million, or 151.1%, compared to the net loss for the same period in 2016.  This increase is primarily due to a $7.4 million increase in interest expense primarily related to the amortization of debt discounts, a $29.9 million loss on settlements and extinguishments of the convertible note debt, both non-cash items, and both discussed further in Note 9 of the Company’s consolidated financial statements contained in this Annual Report on Form 10-K, and a $2.3 million increase in operating expenses primarily related to increased investment in clinical trial initiatives. This was offset by a $9.6 million gain on the extinguishment of the June 2016 Series C Warrants and a $2.3 million increase in the change in the fair value of the warrant liability, both non-cash items, and a $0.6 million improvement in gross profit due to increased sales.

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

Income Taxes

The Company has not recorded a provision for income taxes in the years ending December 31, 2017, 2016, and 2015, respectively, due to being in a net tax operating loss position for each of those years.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next twelve months, the Company considers the accounting of deferred tax re-measurements and the transition tax to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. However, the Company was able to determine a provisional amount of $143,500 (offset by valuation allowance) and $0, respectively, related to the deferred tax re-measurement and one-time transition tax (additional detail is provided in Note 13 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K). We expect to complete the analysis within the measurement period in accordance with SAB 118.

Application of Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the consolidated financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

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

On January 1, 2012, Delcath Systems, Inc. sold a portion of its intellectual property to Delcath Holdings Limited resulting in a taxable gain of $15.8 million in the U.S. based on the fair market value of the intangible that was transferred.  The arms-length price, which was determined in accordance with Section 482 of the Internal Revenue Code, is a significant accounting estimate. The gain is deferred under U.S. GAAP principles until the asset is sold outside of the consolidated financial statements. The remaining deferred gain on the intercompany sale of intangible assets is $2.0 million, $4.4 million and $6.7 million as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. See Note 9 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K for assets and liabilities the Company has evaluated under ASC 820.

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

In October 2013, the Company completed the sale of 234 shares of its common stock and the issuance of warrants to purchase approximately 106 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At December 31, 2017, the 2013 Warrants were exercisable at $39,424 per share with 106 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 440 shares of its common stock and the issuance of warrants to purchase 197 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2017, the February 2015 Warrants were exercisable at $49.00 per share with approximately 92 warrants outstanding. The February 2015 Warrants have a five-year term. There were approximately 116 February 2015 Warrants exercised during the year ended December 31, 2016 for proceeds of approximately $0.1 million.

In July 2015, the Company completed the sale of approximately 1,670 Units consisting of 1,670 shares of its common stock, Series A Warrants to purchase up to approximately 1,253 common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to approximately 1,670 common shares (“Series B Warrants”) and 1,253 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the Series A and Series B Warrants. During the year ended December 31, 2016, approximately 399 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 1,271 Series B Warrants expired on January 29, 2016 and the related liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 399 Series A Warrants were issued. The exercise price of the Series A Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2017, the July 2015 Series A Warrants were exercisable at $49.00 with approximately 541 warrants outstanding. The Series A Warrants have a five-year term. There were approximately 300 July 2015 Series A Warrant exercised during the year ended December 31, 2017 for proceeds of approximately $15,000. There were approximately 700 July 2015 Series A Warrants exercised during the year ended December 31, 2016 for proceeds of $0.4 million.

In June 2016, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $35.0 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series C Warrants (the “Series C Warrants”) to purchase approximately 19,000 additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the Series C Warrants. On April 2, 2017 the Company entered into warrant repurchase agreements with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case are to be paid to the respective investor, in exchange for cancellation of the Series C Warrants issued to each investor under the SPA.

In October 2016, the Company completed the sale of 1,215 shares of its common stock and the issuance of warrants to purchase 425 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At December 31, 2017, the October 2016 Warrants were exercisable at $49.00 per share with 225 warrants outstanding.  The October 2016 Warrants have a five-year term. There were 200 October 2016 Warrants exercised during the year ended December 31, 2016 for proceeds of $0.1 million.

In November 2017, the Company issued 7.0 million warrants pursuant to an Exchange Agreement entered into with each of the two investors from its June 2016 private placement of senior secured convertible notes (discussed further in Note 9). The Company allocated an estimated fair value of $14.4 million to the November 2017 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At December 31, 2017, the November 2017 Warrants were exercisable at $2.45 per share with 7.0 million warrants outstanding. The November 2017 Warrants have a five-year term.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, July 2015 Series A Warrants, June 2016 Series C Warrants, October 2016 Warrants and the November 2017 Warrants (collectively, the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the year ended December 31, 2017, the Company recorded pre-tax derivative instrument income of $15.1 million. The fair value of the Warrants totaled $0.6 million at December 31, 2017. Management expects that the Warrants outstanding at December 31, 2017 will either be exercised or expire worthless. The fair value of the Warrants at December 31, 2017 was determined by using option pricing models assuming the following:

	November 2017 Warrants	October 2016 Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	217.39%	130.88%	161.87%	169.95%	266.92%
Risk free interest rates	1.98%	2.06%	1.94%	1.90%	1.68%
Expected life (in years)	4.88	3.76	2.56	2.13	0.82

Item 8. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Delcath Systems, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Delcath Systems, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and as of December 31, 2017 has an accumulated deficit of $324.8 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2015.

New York, New York

March 16, 2018

DELCATH SYSTEMS, INC.

Consolidated Balance Sheets as of December 31, 2017 and 2016

(in thousands, except share and per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$3,999	$4,409
Restricted cash	1,325	27,287
Accounts receivables, net	317	403
Inventories	1,248	660
Prepaid expenses and other current assets	700	698
Deferred financing costs	—	699
Total current assets	7,589	34,156
Property, plant and equipment, net	1,298	1,083
Total assets	$8,887	$35,239

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$3,846	$594
Accrued expenses	3,408	3,407
Convertible notes payable, net of debt discount	—	13,343
Warrant liability	560	18,751
Total current liabilities	7,814	36,095
Deferred revenue	—	30
Other non-current liabilities	395	604
Total liabilities	8,209	36,729

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 114,055,137 and 11,805 shares issued and 114,054,851 and 11,750 shares outstanding at December 31, 2017 and December 31, 2016, respectively*	1,141	—
Additional paid-in capital	324,378	277,790
Accumulated deficit	(324,832)	(279,188)
Treasury stock, at cost; 1 share at December 31, 2017 and December 31, 2016, respectively*	(51)	(51)
Accumulated other comprehensive loss	42	(41)
Total stockholders' equity (deficit)	678	(1,490)
Total liabilities and stockholders' equity (deficit)	$8,887	$35,239

*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016 and a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Loss

for the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except share and per share data)

	Year ended December 31,
	2017	2016	2015
Revenue	$2,715	$1,992	$1,747
Cost of goods sold	(701)	(550)	(462)
Gross profit	2,014	1,442	1,285

Operating expenses:
Selling, general and administrative expenses	9,684	9,434	10,009
Research and development expenses	10,495	8,448	6,486
Total operating expenses	20,179	17,882	16,495
Operating loss	(18,165)	(16,440)	(15,210)
Change in fair value of the warrant liability, net	15,103	12,780	564
Gain on warrant extinguishment	9,613	—	—
Loss on debt settlements and extinguishments	(29,924)	—	—
Interest expense	(21,703)	(14,328)	(67)
Other income (expense)	(41)	17	9
Net loss	$(45,117)	$(17,971)	$(14,704)
Other comprehensive loss:
Foreign currency translation adjustments	$83	$(33)	$(28)
Comprehensive loss	$(45,034)	$(18,004)	$(14,732)

Common share data:
Basic and diluted loss per share*	$(6.50)	$(3,707)	$(5,096)

Weighted average number of basic and diluted shares outstanding*	7,019,316	4,847	2,887

*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016 and a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

for the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except share data)

	Common Stock Issued
	$0.01 Par Value*		In Treasury*				Accumulated	Total
	# of Shares	Amount	# of shares	Amount	Additional Paid-in Capital*	Accumulated Deficit	Other Comprehensive (loss) income	Stockholders' Equity (Deficit)
Balance at December 31, 2014	1,740	—	(1)	$(51)	$264,689	$(246,513)	$20	$18,145
Compensation expense for issuance of stock options	—	—	—	—	349	—	—	349
Compensation expense for issuance of restricted stock	103	—	—	—	308	—	—	308
Sale of common stock, net of expenses	2,109	—	—	—	8,479	—	—	8,479
Exercise of warrants	39	—	—	—	176	—	—	176
Fair value of warrants issued classified as liability	—	—	—	—	(4,247)	—	—	(4,247)
Fair value of warrants exercised	—	—	—	—	123	—	—	123
Net loss	—	—	—	—	—	(14,704)	—	(14,704)
Foreign currency translation	—	—	—	—	—	—	(28)	(28)
Balance at December 31, 2015	3,991	$—	(1)	$(51)	$269,877	$(261,217)	$(8)	$8,601
Compensation expense for issuance of stock options	—	—	—	—	161	—	—	161
Compensation expense for issuance of restricted stock	7	—	—	—	266	—	—	266
Sale of common stock, net of expenses	1,223	—	—	—	1,011	—	—	1,011
Issuance of common stock for payments made in shares on convertible notes payable	5,158	—	—	—	649	—	—	649
Fair value of beneficial conversion feature of convertible note	—	—	—	—	4,435	—	—	4,435
Fair value of warrants issued classified as liability	—	—	—	—	(707)	—	—	(707)
Exercise of warrants	1,426	—	—	—	1,372	—	—	1,372
Fair value of warrants exercised	—	—	—	—	726	—	—	726
Net loss	—	—	—	—	—	(17,971)	—	(17,971)
Foreign currency translation	—	—	—	—	—	—	(33)	(33)
Balance at December 31, 2016	11,805	$—	(1)	$(51)	$277,790	$(279,188)	$(41)	$(1,490)
Compensation expense for issuance of stock options	—	—	—	—	50	—	—	50
Compensation expense for issuance of restricted stock	261	0	—	—	79	—	—	79
Issuance of common stock and rights for payments made in shares on convertible notes payable	113,643,624	1,137	—	—	38,984	—	—	40,121
Fair value of beneficial conversion feature of convertible note	—	—	—	—	4,908	—	—	4,908
Series B preferred stock dividend	—	—	—	—	—	(527)	—	(527)
Warrants exercised	367,950	4	—	—	15	—	—	19
Fair value of warrants exercised	—	—	—	—	2,552	—	—	2,552
Adjustment for rounding related to Nov 2017 reverse stock split	31,211	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(45,117)	—	(45,117)
Foreign currency translation	—	—	—	—	—	—	83	83
Balance at December 31, 2017	114,054,851	$1,141	(1)	$(51)	$324,378	$(324,832)	$42	$678

*reflects a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016 and a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(45,117)	(17,971)	(14,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	50	161	349
Restricted stock compensation expense	79	266	308
Depreciation expense	310	305	617
Loss on disposal of equipment	18	1	15
Warrant liability fair value adjustment	(15,103)	(12,780)	(564)
Gain on warrant extinguishment	(9,613)	—	—
Non-cash interest income	(1)	(1)	(1)
Debt discount and deferred finance costs amortization	21,544	14,268	—
Loss on debt settlements and extinguishments	29,924	—	—
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	7	260	9
(Increase) decrease in accounts receivable	108	(138)	(52)
Decrease (increase) in inventories	(543)	95	(420)
Increase (decrease) in accounts payable and accrued expenses	3,180	1,507	(1,757)
Increase (decrease) in deferred revenue	(32)	30	—
Decrease in other non-current liabilities	(209)	(216)	(220)
Net cash used in operating activities	(15,398)	(14,213)	(16,420)

Cash flows from investing activities:
Purchase of property, plant and equipment	(524)	(258)	(170)
Increase in restricted cash	—	(1,087)	—
Proceeds from sales of property, plant and equipment	—	—	180
Net cash (used in) provided by investing activities	(524)	(1,345)	10

Cash flows from financing activities:
Increase in restricted cash	—	(26,200)	—
Net proceeds from the release of restricted cash	13,120	—	—
Release of restricted cash for extinguishment of Series C Warrants	7,876	—	—
Cash paid to extinguish of Series C Warrants	(7,876)	—	—
Net proceeds from sale of Series B and Series C preferred shares	2,310	—	—
Release of restricted cash for redemption of Series A and Series B preferred shares	2,360	—	—
Cash paid to redeem Series A and Series B preferred shares	(2,360)	—	—
Release of restricted cash for redemption of Series C Preferred Shares	590	—	—
Cash paid to redeem Series C preferred shares	(590)	—	—
Net proceeds from convertible note debt financing	—	31,226	—
Net proceeds from sale of stock and exercise of warrants	15	2,383	8,655
Net cash provided by financing activities	15,445	7,409	8,655
Fx effect on cash	67	(49)	(107)
Increase (decrease) in cash and cash equivalents	(410)	(8,198)	(7,862)

Cash and cash equivalents at beginning of period	4,409	12,607	20,469

Cash and cash equivalents at end of period	$3,999	$4,409	$12,607

Supplemental non-cash activities:
Conversion of convertible notes	$40,121	$649	$—
Fair value of warrants issued	$16,953	$28,472	$4,247
Cashless exercise of warrants	$2,537	$—	$—
Deemed dividend	$527	$—	$—
Fair value of warrants exercised for cash	$19	$726	$123

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

(1)	Description of Business

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our investigational product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (Melphalan/HDS) —is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our system is commercially available under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (CHEMOSAT®), where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our primary research focus is on ocular melanoma liver metastases (mOM) and intrahepatic cholangiocarcinoma (ICC), a type of primary liver cancer, and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated deficit of $324.8 million at December 31, 2017. As shown in the accompanying financial statements during the year ended December 31, 2017, the Company incurred net losses of $45.1 million and used $15.4 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. Adequate additional financing may not be available to us on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, it would be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts. There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. If Delcath is not able to continue as a going concern, it is likely that holders of its common stock will lose all of their investment. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. Management believes that its capital resources are adequate to fund operations through May 2018. Additional working capital will be required to continue operations. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development and clinical trial results; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing or sales experience; and dependence on key personnel.

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

for the Years Ended December 31, 2017, 2016 and 2015

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

Prior to obtaining authorization to affix the CE Mark to its Generation Two CHEMOSAT System in April 2012, the Company expensed all of its inventory costs as research and development. Inventory as of December 31, 2017 includes finished goods and components that have been purchased since April 2012. Therefore, to the extent that materials expensed prior to April 2012 are used in manufacturing finished goods for sale, the Company’s cost of goods sold will be impacted accordingly.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements will be amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property, plant and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with Accounting Standards Codification (ASC) 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

based on the exposures hedged. At December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

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

for the Years Ended December 31, 2017, 2016 and 2015

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

Stock Based Compensation

The Company accounts for its share-based compensation in accordance with the provisions of ASC 718, which establishes accounting for equity instruments exchanged for employee services and ASC 505-50, which establishes accounting for equity-based payments to non-employees.  Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of ASC 718. Under the provisions of ASC 505-50, measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. The Company expenses its share-based compensation for share-based payments granted under the accelerated method, which treats each vesting tranche as if it were an individual grant.

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 are as follows:

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except share data)	2017	2016	2015
Net loss	$(45,117)	$(17,971)	$(14,704)
Preferred stock dividends	(527)	—	—
Net loss, adjusted	(45,644)	(17,971)	(14,704)
Net loss per share – basic and diluted	(6.50)	(3,707)	(5,096)
Weighted average shares outstanding – basic and diluted	7,019,316	4,847	2,887

In the third quarter of 2017, the Company issued Series B Preferred Shares. A portion of the redemption price of the Series B Preferred Shares was accounted for as a deemed dividend and is discussed further in Note 10.

For the years ended December 31, 2017, 2016 and 2015, the following potentially dilutive securities were excluded from the computation of diluted earnings per share (EPS) because their effects would be antidilutive.

Shares excluded from the computation of diluted EPS:

	2017	2016	2015
Stock options	127	118	135
Unvested restricted shares	283	55	103
Warrants	7,005,952	20,618	3,225
Total	7,006,362	20,791	3,463

All share numbers presented in this footnote reflect a one-for-sixteen (1:16) reverse stock split effected on July 21, 2016 and a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017.

Segment Information

The Company currently operates in one business segment, which is the development and commercialization of CHEMOSAT/Melphalan/HDS. A single management team that reports to the CEO and President comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

Foreign Currency and Currency Translation

Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are subsequently remeasured at current exchange rates, with gains or losses recognized as foreign exchange (losses)/gains in the statements of operations.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company will adopt this standard

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

on January 1, 2018 using the modified retrospective method. The Company has completed an analysis of its existing product sales and distribution agreement and assessed the differences in accounting for each under ASU 2014-09 compared with current revenue accounting standards. Based on that review, the Company does not expect the implementation of ASU 2014-09 to have a material quantitative impact on its consolidated financial statements as the timing of revenue recognition for product sales is not expected to change considerably.

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

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company has adopted this guidance.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company will adopt this standard on January 1, 2018 and does not anticipate that this guidance will materially impact its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815). The new guidance intends to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the Board re-characterized the indefinite deferral of certain provisions of Topic 480 to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public entities for fiscal years beginning after December 15, 2018. The Company intends to adopt this standard on January 1, 2019 and is evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements.

(4)	Inventories

Inventories consist of:

(in thousands)	December 31, 2017	December 31, 2016
Raw materials	$298	$346
Work-in-process	721	214
Finished goods	229	100
Total Inventory	$1,248	$660

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

(5)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:

(in thousands)	December 31, 2017	December 31, 2016
Insurance premiums	$421	$501
Financing costs	70	—
Security deposit	50	50
Other[1]	159	147
Total prepaid expenses and other current assets	$700	$698

1Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% at December 31, 2017 and 2016.

(6)	Property, Plant, and Equipment

Property, plant, and equipment consists of:

(in thousands)	December 31, 2017	December 31, 2016
Buildings and land	$579	$556
Enterprise hardware and software	1,744	1,532
Leaseholds	1,705	1,504
Equipment	971	940
Furniture	175	354
Property, plant and equipment, gross	5,174	4,886
Accumulated depreciation	(3,876)	(3,803)
Property, plant and equipment, net	$1,298	$1,083

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.3 million, $0.6 million, respectively.

(7)	Current Accrued Expenses

Current accrued expenses include the following:

(in thousands)	December 31, 2017	December 31, 2016
Clinical trial expenses	$869	$1,365
Compensation, excluding taxes	1,124	933
Professional fees	221	286
Short-term portion of lease restructuring	209	216
Other[1]	985	607
Total accrued expenses	$3,408	$3,407

1Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at December 31, 2017 and 2016.

(8)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of December 31, 2017, the total remaining lease restructuring liability for its leased office space was approximately $0.6 million, of which approximately $0.2 million and $0.4 million were included in Accrued expenses and Other non-current liabilities on the consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of December 31, 2017:

(in thousands)	Lease Liability
Reserve balance at December 31, 2016	$820
Charges	—
Payments/Utilizations	(216)
Reserve balance at December 31, 2017	$604

(9)	Convertible Notes Payable

As of December 31, 2017, the senior secured convertible notes (the “Notes”) had been repaid in full and were no longer outstanding.

On June 6, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain investors named on the Schedule of Buyers attached to the SPA pursuant to which the Company issued $35.0 million in principal face amount of Notes and related Series C Warrants (the “Series C Warrants”) to purchase additional shares of the Company’s common stock, par value $0.01 per share (“Common Stock”). $35.0 million of the Notes were issued for cash proceeds of $32.2 million with an original issue discount in the amount of $2.8 million. The Notes were secured pursuant to a Security Agreement which creates a first priority security interest in all of the personal property (other than Excluded Collateral (as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future.

Under the terms of the Notes, at closing the Company received an initial tranche of $3.0 million for immediate use for general corporate purposes. A second tranche of $3.0 million was released to the Company in December 2016. The balance was released throughout 2017.

In connection with the issuance of the Notes under the SPA, the Company also issued Series C Warrants, exercisable to acquire approximately 20,000 shares of Common Stock. The provisions in the Series C Warrants required the Company to account for the warrants as derivative liabilities. The Company recognized a discount to debt of $27.8 million related to the initial fair value of the Series C Warrants. On April 2, 2017 the Company entered into separate warrant repurchase agreements (the “Warrant Repurchase Agreements”) with each of the investors named on the Schedule of Buyers attached to the SPA. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case were paid to the respective investor, in exchange for cancellation of the Warrants issued to each investor under the SPA. As a result of the extinguishment, the Company recognized a gain of $9.6 million, representing the difference between the fair value of the liability as of the extinguishment date of $17.5 million related to the Series C Warrants and the $7.9 million in cash returned to the Note holders to extinguish the liability.

The Company had agreed to make amortization payments with respect to the Notes in fourteen (14) equal installments beginning seven (7) months after the original date of issuance of June 13, 2016 (each, an “Installment Date”). On each installment date, assuming certain equity conditions were met, the installment payment was, at the election of the Company, automatically converted into shares of Common Stock at a conversion rate defined in the SPA. If the Company could not meet the equity conditions, it would have been required to repay some or all of the amounts due under the notes in cash. At any time after the issuance of the Notes, the Notes were convertible at the election of the holder into shares of our Common Stock at a conversion price equal to $1,536.50, subject to adjustment as provided in the Notes.

As a result of the Notes including a feature such that the conversion price is based upon a formula which includes discounts to the market price of the common stock as well as having a lower effective conversion price considering the issuance discount and the value allocated to the Series C Warrants, the Company has recognized a beneficial conversion feature of $4.4 million. The original issue discount, the beneficial conversion feature, and the fair value of the issuance of the Series C Warrants are collectively considered the debt discount. The Company recorded a debt discount in the amount of $35.0 million which was

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

being amortized over the life of the Notes using the effective interest method. As of December 31, 2017, $35.0 million of the debt discount has been amortized to interest expense. All debt issuance costs were accounted for as a deferred asset and were amortized over the life of the Notes. As of December 31, 2017, the Company had incurred approximately $2.2 million in debt issuance costs all of which were amortized or expensed as of December 31, 2017.

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

Pursuant to the Agreement, (a) on the date thereof the Company and the Investor took the following actions (the “Initial Restructuring”): (i) the Investor released restrictions on $1,650,000 of Restricted Cash (the “Initial Release”), (ii) the Investor consented to the use of additional Restricted Cash to effect redemptions of the Series A Preferred Shares and the Series B Preferred Shares, (iii) the Investor cancelled $1,200,000 aggregate principal of the Notes (such portion of the Notes, the “Cancellation Note”), (iv) the Company redeemed all the Series A Preferred Shares outstanding for a cash payment to the Investor of $4.20 and (v) the Company redeemed the Series B Preferred Shares for a cash payment to the Investor of $2,006,000 and (b) upon the consummation of a reverse stock split of our Common Stock of at least twenty to one (the “Reverse Stock Split Event”, and such date, the “Reverse Stock Split Date”) by September 15, 2017, the Company and the Investor shall have taken the following actions (the “Additional Restructuring”, and together with the Initial Restructuring, the “Restructuring”): (i) the Investor shall consent to the use of Restricted Cash to effect redemptions of $4,000,000 aggregate Restricted Principal of the Restricted Notes (such portion of the Restricted Notes, the “Redemption Notes”), (ii) the Company shall redeem the Redemption Notes for a redemption price of $6,436,852.80 (the “Redemption Price”) and (iii) the Company shall exchange (the “Exchange”), pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, $2,436,852.80 aggregate Restricted Principal of the Restricted Notes (such portion of the Restricted Notes, the “Exchange Notes”, and together with the Redemption Notes, the “Restructured Notes”) for new warrants to purchase 114,286 shares of its Common Stock (the “New Warrants”, as exercised, the “New Warrant Shares”). The New Warrants expire on the 42 month anniversary of the date of issuance and bear an exercise price of $122.50 per share (which shall be adjusted to the new lower purchase price per share if there is a subsequent “down round” financing). The Investor, in lieu of an exercise of the New Warrants pursuant to a cash payment of the aggregate exercise price of the number of New Warrants being exercised, may exercise the New Warrants, in whole or in part, by electing instead to receive upon such exercise two shares and one hundred and twenty-five thousandths of a share of the Company’s Common Stock for each Warrant Share exercised pursuant to this provision. The transactions set forth herein were being made in reliance upon the exemption from registration provided by Rule 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”) and Rule 144(d)(3)(ii) of the 1933 Act. As a result of not having effected a reverse stock split by September 15, 2017, the Additional Restructuring did not occur.

This transaction was accounted for as a debt settlement that resulted in extinguishment. As such, the $1.9 million difference between the fair value of the common shares issued and the $1.2 million debt settlement was recorded as a loss on debt settlement.

Amendment to Restructuring Agreement

As a result of the lack of requisite approval by Delcath stockholders for the Company’s proposed reverse stock split, the parties and the two investors in the Notes entered into an amendment to the August restructuring agreement on October 10, 2017 as follows: (i) on the date that the Company effects a reverse split of its common stock, (x) the Company will exchange, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, an aggregate principal amount of those notes equal to $279,015 for new warrants to purchase an aggregate of 127,551 shares of Common Stock, and the Company shall redeem all the Series C Preferred Shares then outstanding for a cash payment of $590,000 and (ii) upon the initial consummation, on or prior to December 15, 2017, by the Company of the offering contemplated by the registration statement on Form S-1 that was filed with the SEC on October 11, 2017 the following shall occur: (i) pursuant to Section 3(b) of the Restricted Notes, the Company shall be deemed (as adjusted downward by the Black-Scholes value of the warrants being issued in this offering) to have automatically, and irrevocably, adjusted the conversion price of the Notes to 200% of the purchase price of a share of our common stock in the offering contemplated by the registration statement, (ii) the maturity date (as defined in the notes) shall

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

automatically be extended to the earlier to occur of (x) the first anniversary of the date of consummation of the offering contemplated by the registration statement and (y) December 30, 2018, (iii) until the earlier of (x) this maturity date and (y) the 75th calendar day after the date of consummation of the offering contemplated by the registration statement, all installments to be made under the notes shall be deemed automatically deferred with no conversions during that 75 day period, (iv) the Company agreed to redeem any portion of the outstanding notes at any time requested by either investor thereto with $7.3 million in cash to be reduced by $0.6 million to redeem the Series C Preferred Stock remaining in the restricted accounts with respect to the 2016 convertible notes and (v) the conversion floor price on the notes is $0.05 and not subject to adjustments. As a result of not consummating an S-1 offering by December 15, 2017, the actions contemplated in (ii) of this paragraph did not occur. This transaction resulted in the extinguishment of $0.3 million in debt in exchange for the issuance of warrants. The $2.3 million difference in the fair value of the issued warrants and the $0.3 million in extinguished debt was recorded as a loss on debt extinguishment.

November 2017 Exchange Agreement

On November 15, 2017, the Company entered into exchange agreements (“Exchange Agreement”) with each of the two investors from its June 2016 private placement of senior secured convertible notes as contemplated by the SPA. As of November 15, 2017, those investors held $11,157,970 aggregate principal amount of Notes. On November 15, 2017, the Company authorized a new series of senior secured convertible notes of the Company, in the aggregate original principal amount as set forth above (the “Exchange Notes”), which Exchange Notes convertible into shares of Common Stock in accordance with the terms of the Exchange Notes. Subject to the terms and conditions of the Exchange Agreements, the Company and the investors exchanged for (a) $10,562,425 aggregate principal amount of the Exchange Notes (the “New Notes”, and the shares of Common Stock issuable pursuant to the terms of the New Notes, including, without limitation, upon conversion or otherwise, collectively, the “New Conversion Shares”) and (b) warrants to purchase an aggregate of 7,000,000 shares of Common Stock at an initial exercise price of $2.45. The warrants have a five year term.

The New Notes had the following terms:

•

The initial conversion price was $1.50 per share for an optional conversion and at any time, an investor could have instead engaged in an alternate conversion for which the conversion price was 82% (75% if an event of default) of the lowest vwap for the Company’s common stock on the three trading days prior to and including the date of the conversion.

•	The obligation to prepay the New Notes was extended to March 31, 2018, except in the case of an event of default or change in control.
•	Assuming equity conditions as stated in the New Notes are met, the investors consented to release cash to the Company from the existing controlled accounts upon conversion of the New Notes.

The November Exchange Agreement was accounted for as an extinguishment.  As such, the New Notes were recorded at their calculated fair value of $15.2 million, the related November 2017 Warrants were recorded as a derivative liability at their calculated fair value of $14.4 million and the difference between the fair value of the New Notes, the fair value of the warrants issued, and the carrying amount of the old notes was recorded as a $19.0 million loss on extinguishment. As with the Notes issued in June 2016, the New Notes also contained a beneficial conversation feature. The value of this feature was considered in the fair value calculations of the New Notes and was determined to be $4.9 million of the $15.2 million total fair value. The $10.3 million fair value of the New Notes was accreted up to the face value of $10.6 million over the term of the New Notes with the $0.3 million difference charged to interest expense. The $4.9 million beneficial conversion feature was fully credited to Additional paid-in capital as the New Notes were fully satisfied under the December 28, 2017 Exchange Agreement. The November 2017 Warrants that were issued in connection with the November Exchange Agreement assessed at the end of each reporting period with any changes in fair value being recognized as derivative income or expense.

December 28, 2017 Exchange Agreements

On December 28, 2017, the Company entered into exchange agreements (“Exchange Agreements”), with each of the two investors from its June 2016 private placement of senior secured convertible notes  (as further exchanged, the “Notes”) originally issued pursuant the SPA. Pursuant to the Exchange Agreements, the Company (i) extinguished its remaining $3,027,408 in outstanding obligations under the New Notes in full, (ii) obtained a release of restrictions on $2,046,898 in

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

restricted cash held in its control accounts, (iii) issued to the investors 14.8 million shares (the “Shares”) of its common stock and rights (“Rights”) to receive 108.9 million shares of common stock to the extent such issuance of Shares would otherwise result in the beneficial ownership by any such investor of more than 4.9% or 9.9% of its issued and outstanding stock), as applicable, for an aggregate of 123,708,735 shares of its common stock (in each case, subject to trading restrictions set forth in leak out agreements the Company separately entered into with each) and (iv) a cash payment to the investors of $829,831 from the restricted cash held in the control accounts. The 14.8 million shares were issued and outstanding at December 31, 2017. The rights were fully exercised in January 2018. This transaction resulted in the settlement of $3.0 million in debt. The $3.7 million difference between the fair value of the shares and rights issued for shares and the carrying value of the Notes was recorded as a loss on debt settlement.

The Company has issued shares of Common Stock and Preferred Stock as payments of principal (including certain early repayments at the option of the holders) and effected a retirement under the Notes and New Notes as follows:

	Number of Shares of Common Stock	Number of Shares of Preferred Stock	Applicable Conversion Price	Reduction in Principal
January 12, 2017	11,753	—	$126.00	$1,478,318
January 26 - February 1, 2017[1]	4,857	—	$112.00	$544,000
February 10, 2017	43,882	—	$70.00	$3,045,817
February 23 - March 2, 2017[1]	2,571	—	$49.00	$125,999
March 13, 2017	117,297	—	$38.50	$4,417,829
April 10, 2017	169,061	—	$21.00	$3,621,286
May 9, 2017	109,367	—	$17.50	$1,913,915
June 7 / July 2, 2017 Exchange Agreement[2]	689,796	4,200	$6.09	$4,200,000
July 7, 2017	114,286	—	$17.50	$2,000,000
August 4, 2017	38,906	—	$24.50	$1,015,848
August 28, 2017 Restructuring Agreement[3]	117,171	—	$10.50	$1,200,000
November 6, 2017 Warrant Exchange[4]	—	—	$—	$279,016
November 15, 2017 Exchange Agreements[5]	97,448,072	—	$0.08	$8,130,564
Retirement per December 28, 2017 Exchange Agreements[6]	—	—	$—	$553,234
December 28, 2017 Exchange Agreements[6]	123,708,735	—	$0.02	$2,474,174
Total	222,575,755			$35,000,000

1 During the periods referenced above, the Company and the holders of the Notes agreed to a temporary reduction in the conversion price in order to encourage voluntary conversion of Notes by the holders thereof.

2 On July 2, 2017, the Company entered into an exchange agreement with one of its investors which had purchased Notes, for $4.2 million aggregate principal amount of such Notes for 4,200 shares of Series A Preferred Stock. The Series A Preferred Stock shares were issued to address a short-term valuation issue for 689,796 common shares delivered to the Notes holders to close an installment period. Through the Series A Preferred Shares placement, the Company was able to value the open installment shares such that the amount of debt remaining under the Notes was reduced by $4.2 million. Additionally, the Company recognized a loss on debt settlement of $1.0 million related to this transaction.

3 On August 28, 2017, the Company entered into a restructuring agreement with one of its investors which had purchased Notes. The restructuring agreement included a provision to exchange 117,171 shares for $1.2 million aggregate principal amount of such Notes. Additionally, the Company recognized a loss on debt settlement of $1.9 million related to this transaction.

4 On October 10, 2017, the Company entered into an amendment to the August 28, 2017 Restructuring Agreement which included a provision to exchange debt for the issuance of warrants. Additionally, the Company recognized a loss on debt extinguishment of $2.3 million.

5On November 15, 2017, the Company entered into an exchange agreement which included a provision to exchange 973,764 shares for $0.6 million aggregate principal amount of such Notes. Additionally, the Company issued 96.5 million shares for $7.5 million aggregate principal amount of Notes under the updated conversion price formula as discussed in more detail above.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

Additionally, the Company recognized a loss on debt extinguishment of $21.0 million in connection with the issuance of the New Notes and warrants as part of such exchange.

6On December 28, 2017, the Company entered into an exchange agreement to retire $0.6 million aggregate principal amount of Notes and to issue 123.7 million shares and rights for shares for the remaining $2.5 million aggregate principal amount of Notes. Additionally, the Company recognized a loss on debt extinguishment of $3.7 million.

(10)	Stockholders’ Equity

Reverse Stock Split

On November 6, 2017, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-three hundred and fifty (1:350) split-adjusted basis. All owners of record as of the open of the OTCQB market on November 6, 2017 received one issued and outstanding share of Delcath common stock in exchange for three hundred and fifty issued and outstanding shares of Delcath common stock. No fractional shares were issued in connected with the reverse stock split. All fractional shares created by the one-for-three hundred and fifty exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s consolidated financial statements contained in this Annual Report on Form 10-K and the accompanying Notes have been restated to give retrospective presentation for the reverse stock split.

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

Preferred Stock Issuances

Series A Preferred Stock

On June 29, 2017, the Company’s Board authorized the establishment of a new series of preferred stock designated as Series A Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock (the “Series A Certificate of Designations”) which was filed with the State of Delaware on June 30, 2017 (together with any preferred shares issued in replacement thereof in accordance with the terms thereof, the “Series A Preferred Stock”). On July 2, 2017, the Company entered into an exchange agreement (the “Exchange”) with one of its investors which had purchased the Notes of $4.2 million aggregate principal amount of such Notes for 4,200 shares of Series A Preferred Stock (the “Series A Preferred Shares”). The Exchange was made in reliance upon the exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933, as amended. The Series A Preferred Shares were entitled to the whole number of votes equal to $4.2 million divided by $1,288.00 (the closing bid price on June 13, 2016, the date of issuance of the Notes) or 3,261 votes. The Series A Preferred Stock had no dividend, liquidation or other preferential rights to the Company’s common stock, and each share of Series A Preferred Stock was redeemed for the amount of $0.001, paid in cash pursuant to the Restructuring Agreement signed on August 28, 2017 and discussed in further detail in Note 9.

Series B Preferred Stock

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

On June 29, 2017, the Company’s Board authorized the establishment of a new series of preferred stock designated as Series B Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock (the “Series B Certificate of Designations”) which was filed with the State of Delaware on June 30, 2017 (together with any preferred shares issued in replacement thereof in accordance with the terms thereof, the “Series B Preferred Stock”). On July 11, 2017, the Company entered into a securities purchase agreement with existing holders of Notes pursuant to which the investors purchased $2,360,000 of Series B Preferred Stock for a cash purchase price of $2,000,000 in a private placement. The Series B Preferred Stock was entitled to the whole number of votes equal to $2.0 million divided by $65.35 (the closing bid price on July 5, 2017, the date of the original securities purchase agreement for the Series B Preferred Stock), or 30,607 votes. The Series B Preferred Stock had no liquidation or other preferential rights (but had the redemption rights described below) to the Company’s common stock and could have been converted into shares of common stock at a price equal to $53.55 per share upon the earlier of the date of closing to the extent that the holder thereof reallocated shares of our common stock reserved for issuance under its Notes to conversion of the Series B Preferred Shares and otherwise upon receipt of shareholder approval of the Reverse Stock Split. The Series B Preferred Stock allowed for optional redemption by the Company at any time after issuance or the holders at any time after the tenth business day prior to the maturity date. In the instance of a Financing, the Company was required to redeem the Series B Preferred Stock. The $360,000 difference between the redemption amount and the cash purchase price of the Series B Preferred Stock, as well as all issuance costs related to the Series B Preferred Stock, have been recorded as a deemed dividend. The Series B Preferred Stock was redeemed for $2,360,000 pursuant to the Restructuring Agreement signed on August 28, 2017 with one investor and upon a redemption notice from the second investor as discussed in further detail in Note 9.

Series C Preferred Stock

On September 12, 2017, the Company’s Board authorized the establishment of a new series of preferred stock designated as Series C Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock which was filed with the State of Delaware on September 20, 2017. On September 21, 2017, the Company entered into a securities purchase agreement with the two investors which had purchased Notes of $0.5 million aggregate purchase price for 590 shares of Series C Preferred Stock. The purchase of the Series C Preferred Stock is being made in reliance upon the exemption from registration provided by Rule 4(a)(2) of the Securities Act of 1933, as amended. The Series C Preferred Stock shall be entitled to 1,484,061 votes and may only vote on approval of a reverse split of our outstanding common stock. The Series C Preferred Stock has no dividend, liquidation or other preferential rights to the Company’s common stock, and each share of Series C Preferred Stock shall be redeemable for the amount of $1,000.00, payable in cash per share at our written election, and must be redeemed no later than December 21, 2017. Because the Series C Preferred Stock was mandatorily redeemable, it has been recorded as a liability with the difference between the purchases price and the fair value being recognized over the term of the instrument. Additionally, all expenses related to the issuance of the Series C Preferred Stock are recognized as a debt discount and have been amortized over the term of the instrument. Per the terms of the October 22, 2017 Amendment to the Restructuring Agreement, the Series C Preferred Stock was redeemed for $590,000 on November 6, 2017.

Stock and Warrant Issuances

In October 2013, the Company completed the sale of 234 shares of its common stock and the issuance of warrants to purchase approximately 106 common shares (the “2013 Warrants”) pursuant to a placement agency agreement. The Company received proceeds of $7.5 million, with net cash proceeds after related expenses from this transaction of approximately $6.9 million. Of those proceeds, the Company allocated an estimated fair value of $1.9 million to the 2013 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. At December 31, 2017, the 2013 Warrants were exercisable at $39,424 per share with 106 warrants outstanding. The 2013 Warrants have a five-year term.

In February 2015, the Company completed the sale of 440 shares of its common stock and the issuance of warrants to purchase 197 common shares (the “February 2015 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $2.6 million, with net cash proceeds after related expenses from this transaction of $2.5 million. Of those proceeds, the Company allocated an estimated fair value of $0.8 million to the February 2015 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2017, the February 2015 Warrants were exercisable at $49.00 per share with approximately 92 warrants outstanding. The February 2015 Warrants have a five-year term. There were approximately 114 February 2015 Warrants exercised during the year ended December 31, 2016 for proceeds of approximately $0.1 million.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

In July 2015, the Company completed the sale of approximately 1,670 Units consisting of 1,670 shares of its common stock, Series A Warrants to purchase up to approximately 1,253 common shares (“Series A Warrants”) and Series B Warrants to purchase Units consisting of up to approximately 1,670 million common shares (“Series B Warrants”) and 1,253 Series A Warrants pursuant to an underwriting agreement. The Company received proceeds of $7.0 million, with net cash proceeds after related expenses from this transaction of $6.0 million. Of those proceeds the Company allocated an estimated fair value of $3.4 million to the Series A and Series B Warrants. During the year ended December 31, 2016, approximately 399 Series B Warrants were exercised for net proceeds of approximately $0.8 million. The remaining 1,271 Series B Warrants expired on January 29, 2016 and the related liability was credited to Change in the fair value of the warrant liability. As a result of the Series B Warrant exercises, an additional 399 Series A Warrants were issued. The exercise price of the Series A Warrants is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and is subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. At December 31, 2017, the July 2015 Series A Warrants were exercisable at $49.00 with approximately 541 million warrants outstanding. The Series A Warrants have a five-year term. There were approximately 300 July 2015 Series A Warrant exercised during the year ended December 31, 2017 for proceeds of approximately $15,000. There were approximately 700 July 2015 Series A Warrants exercised during the year ended December 31, 2016 for proceeds of $0.4 million.

In June 2016, the Company entered into a SPA pursuant to which the Company issued $35.0 million in principal face amount of the Notes and related Series C Warrants to purchase 19,368 additional shares of the Company’s common stock. The Company allocated an estimated fair value of $27.8 million to the Series C Warrants. Pursuant to the Warrant Repurchase Agreements, each investor agreed to a Controlled Account Release, in an aggregate amount equal to $7.9 million, which funds in each case are to be paid to the respective investor, in exchange for cancellation of the Series C Warrants issued to each investor under the SPA. During 2017, 112.2 million common shares and rights to receive 108.9 million common shares were issued to satisfy the Notes.

In October 2016, the Company completed the sale of 1,215 shares of its common stock and the issuance of warrants to purchase 425 common shares (the “October 2016 Warrants”) pursuant to an underwriting agreement. The Company received proceeds of $1.2 million, with net cash proceeds after related expenses from this transaction of $1.1 million. Of those proceeds, the Company allocated an estimated fair value of $0.3 million to the October 2016 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At December 31, 2017, the October 2016 Warrants were exercisable at $49.00 per share with 225 warrants outstanding.  The October 2016 Warrants have a five-year term. There were 200 October 2016 Series C Warrants exercised during the year ended December 31, 2016 for proceeds of $0.1 million.

Pursuant to the October 10, 2017 Amendment to the Restructuring Agreement, 127,551 warrants were issued to each of the two investors from the June 2016 SPA on November 6, 2017 following the effectuation of the reverse stock split discussed earlier. The warrants contain a cashless exercise provision that allows the holders to exercise each warrant for three shares of common stock. The warrants have a 4.5 year term and an exercise price of $122.50. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. As of December 31, 2017, 122,551 warrants have been exercised resulting in the issuance of 367,653 common shares. 5,000 warrants remain outstanding at December 31, 2017.

In November 2017, the Company issued 7.0 million warrants pursuant to an Exchange Agreement entered into with each of the two investors from the June 2016 SPA. The Company allocated an estimated fair value of $14.4 million to the November 2017 Warrants. The exercise price is subject to adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

board-approved equity incentive plans or in certain strategic transactions. At December 31, 2017, the November 2017 Warrants were exercisable at $2.45 per share with 7.0 million warrants outstanding. The November 2017 Warrants have a five-year term from the date of exercisability.

In October 2015, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on October 20, 2015 and allows the Company to offer and sell, from time to time in one or more offerings, up to $71.8 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company is not currently eligible to use its Form S-3.

Stock Incentive Plans

The Company established the 2004 Stock Incentive Plan and the 2009 Stock Incentive Plan (collectively, the “Plans”) under which 34 and 573 shares, respectively, have been reserved for the issuance of stock options, stock appreciation rights, restricted stock, stock grants and other equity awards. In July 2016, the total number of shares of Delcath common stock reserved for issuance under the 2009 Stock Incentive Plan was increased by 304 shares, from 269 to 573 shares, upon a favorable vote by the Company’s stockholders. The Plans are administered by the Compensation and Stock Option Committee of the Board of Directors which determines the individuals to whom awards shall be granted as well as the type, terms, conditions, option price and the duration of each award. As of December 31, 2017, there were 83 shares available to grant under the 2009 Stock Incentive Plan.

A stock option grant allows the holder of the option to purchase a share of the Company’s common stock in the future at a stated price. Options and Restricted Stock granted under the Plans vest as determined by the Company’s Compensation and Stock Option Committee. Options granted under the Plans expire over varying terms, but not more than ten years from the date of grant.

Stock option activity for 2017, 2016 and 2015 is as follows:

	Stock Option Activity under the Plans
	Stock Options	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2014	51	$6,944 - $1,372,672	$132,328.00	8.83
Granted	94	6,664	6,664.00
Forfeited	(9)	6,664-949,760	168,056.00
Outstanding at December 31, 2015	136	$6,664-$1,372,672	$42,840.00	8.95
Granted	—	—	—
Forfeited	(48)	6,664-190,848	8,382.50
Outstanding at December 31, 2016	88	$6,644-$1,326,080	$12,815.73	7.90
Granted	42	$84.00	$84.00
Forfeited	(3)	$6,664.00	$6,664.00
Outstanding at December 31, 2017	127	$84.00-$381,696.00	$8,750.55	7.79

Exercisable at December 31, 2017	75	$6,664.00 - $381,696.00	$13,882.03	7.10

For the years ended December 31, 2017, 2016 and 2015 the Company recognized compensation expense related to stock option grants of approximately $0.1 million, $0.2 million and $0.3 million, respectively.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

The estimated fair value of each option award granted was determined on the date of grant using an option pricing model with the following assumptions for option grants made in 2017 and 2015. There were no option grants during 2016.

	Year ended December 31,	Year ended December 31,
	2017	2015
Weighted average risk-free interest rates	2.15%	1.82%
Weighted average expected volatility	170.42%	97.70%
Dividend yield	—	—
Weighted average expected option term (in years)	7.29	5.15
Weighted average grant date fair value	$82.34	$4,964.73

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

A summary of the Company’s non-vested options to purchase shares as of December 31, 2017 and changes during the years ended December 31, 2017 and December 31, 2016 are presented below:

	Non-Vested Options
	Number of Options	Weighted Average Exercise Price
Non-vested at December 31, 2015	101	$7,892.50
Granted	—	—
Vested	(45)	9,397.50
Forfeited	(114)	6,730.50
Non-vested at December 31, 2016	25	$6,686.40
Granted	42	84
Vested	(13)	6,707.08
Forfeited	(2)	6,664.00
Non-vested at December 31, 2017	52	$1,349.38

Additional compensation expense of approximately $6,800, relating to the unvested portion of stock options granted, is expected to be recognized over a remaining average period of 0.42 years.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2017 is $0. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.9 as of December 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

A summary of the Company’s restricted stock activity as of December 31, 2017 and changes during the years ended December 31, 2017 and December 31, 2016 are presented below:

	Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	103	$6,664.00
Granted	13	1,512.00
Vested	(55)	5,404.00
Forfeited	(15)	6,664.00
Non-vested at December 31, 2016	46	$6,664.00
Granted	261	84.00
Vested	(24)	6,664.00
Forfeited	—	—
Non-vested at December 31, 2017	283	$595.52

For the three years ended December 31, 2017, 2016 and 2015 the Company recognized compensation expense related to restricted stock grants of approximately $0.1 million, $0.3 and $0.3 million, respectively. Additional compensation expense of approximately $23,600 relating to the unvested portion of restricted stock granted is expected to be recognized over a remaining average period of 0.4 years.

Warrants

The Company issued warrants as part of its offerings in 2013, 2015, and 2016 as well as part of its issuance of convertible notes in 2016 and an exchange agreement in 2017. A summary of warrant activity is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at January 1, 2014	152	$9,800-$39,424	$30,341.76	2.78
Issued	3,120		4,480.00
Exercised	(39)		4,592.00
Expired	(8)		4,592.00
Outstanding at December 31, 2015	3,224	$4,144-$39,424	$5,607.33	2.16
Issued	20,091		1,680.00
Exercised	(1,428)		963.00
Expired	(1,271)		1,988.00
Outstanding at December 31, 2016	20,616	$563.50-$39,424	$1,820.00	5.59
Issued	7,127,551		4.60
Exercised	(122,848)		8.44
Expired	(19,367)		1,690.50
Outstanding at December 31, 2017	7,005,952	$2.45-$39,424	$3.14	4.88

(11)	Fair Value Measurements

Derivative Financial Instruments

As disclosed in Note 10 of the Company’s consolidated financial statements contained in this Annual Report on Form 10-K, the Company allocated part of the proceeds of public offerings in 2013, 2015 and 2016 of the Company’s common stock to warrants issued in connection with those transactions. In addition, the Company recognized a discount to debt related to the

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

initial fair value of warrants issued in connection with the June 2016 Convertible Notes and allocated an estimated fair value of $14.4 million to warrants issued pursuant to an exchange agreement signed in November 2017 discussed in further detail in Note 9 of the Company’s consolidated financial statements contained in this Annual Report on Form 10-K. The valuations of the October 2013, February 2015, July 2015 Series A, October 2016 and November 2017 Warrants (collectively, the “Warrants”) were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the Warrants as a current liability due to certain provisions relating to price adjustments and potential cash payments, as well as the holders’ ability to exercise the warrants within twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period. Additionally, the Company has determined that the warrant derivative liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of Delcath’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, Delcath determined the warrant derivative liability is most appropriately classified within Level 3 of the fair value hierarchy.

For the year ended December 31, 2017, the Company recorded pre-tax derivative instrument income of $15.1 million. The resulting derivative instrument liabilities totaled $0.6 million at December 31, 2017. Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at December 31, 2017 was determined by using option pricing models assuming the following:

	November 2017 Warrants	October 2016 Warrants	July 2015 Series A Warrants	February 2015 Warrants	October 2013 Warrants
Expected volatility	217.39%	130.88%	161.87%	169.95%	266.92%
Risk free interest rates	1.98%	2.06%	1.94%	1.90%	1.68%
Expected life (in years)	4.88	3.76	2.56	2.13	0.82

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Level 1		Level 2		Level 3		Balance at December 31,
(in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$560	$18,751	$560	$18,751

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at January 1, 2015	$225
Total change in the liability included in earnings	(564)
Fair value of warrants issued	4,247
Fair value of warrants exercised	(123)
Balance at December 31, 2015	3,785
Total change in the liability included in earnings	(12,780)
Fair value of warrants issued	28,472
Fair value of warrants exercised	(726)
Balance at December 31, 2016	$18,751
Total change in the liability included in earnings	(15,103)
Extinguishment of convertible note warrant	(17,489)
Fair value of warrants issued	16,953
Fair value of warrants exercised	(2,552)
Balance at December 31, 2017	$560

(12)	Commitments

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

In August 2011, Delcath Systems Limited entered into an agreement of lease for an office and manufacturing facility located in the city of Galway, Ireland. This facility is approximately 19,200 square feet and is intended to be the location of Delcath’s European headquarters. The Lease is for a term of ten years, commencing August, 2011. The Lease provides for fixed annual lease amounts payable in advance in equal quarterly installments. The remaining annual lease amount is (USD conversion is based on the December 31, 2017 conversion rate):– €183,179 ($143,726). Delcath Limited is also required to pay for customary building operating expenses. Delcath Limited’s payment obligations and performance of the Lease are guaranteed by Delcath. The Company has sub-leased a portion of this facility.

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

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

Future minimum lease payments, net of receipts due under the terms of subleases, under all operating leases at December 31, 2017 are as follows:

(in thousands)	Future Lease Payment
2018	872
2019	501
2020	456
2021	281
2022	—
2023	—
$2,110

For the years ended December 31, 2017, 2016, and 2015 rent expense totaled approximately $0.6 million, $0.5 million and $0.4 million, respectively.

Letters of Credit

Under the terms of the lease agreement for office space at 810 Seventh Avenue, New York, NY, the Company is required to maintain a letter of credit in the amount of $881,297 which will expire in February 2019 if not renewed by the Company. Under the terms of a sub-lease agreement for office space at 1633 Broadway, New York, NY, the Company is required to maintain a letter of credit in the amount of $130,663 which will expire with the sublease in March 2019.

(13)	Income Taxes

There is no income tax provision for the years ended December 31, 2017, 2016 and 2015.

Income (loss) before income taxes consists of:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Domestic	$(41,313)	$(13,930)	$(11,276)
Foreign	(3,804)	(4,040)	(3,428)
Income (loss) before taxes	$(45,117)	$(17,970)	$(14,704)

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
(in thousands)	2017	2016	2015
Income taxes using U.S federal statutory rate	$(15,340)	$(6,110)	$(4,999)
Tax Cuts and Jobs Act	143	—	—
Nondeductible interest	6,912	—	—
Loss on extinguishment of debt	10,174
Loss of tax benefit of federal net operating loss carryforwards	5,067	68,795	—
Loss of tax benefit of state net operating loss carryforwards	1,373	13,891	—
Loss of tax benefit of federal tax credit carryforwards	324	4,023	—
Amortization of gain on IP migration	767	767	767
State income taxes, net of federal benefit	(1,339)	(2,576)	380
Foreign rate differential	1,196	1,141	920
Valuation allowance	(1,423)	(75,407)	2,649
Derivative charge	(8,403)	(4,345)	(192)
Stock option exercises and cancellations	841	53	674
Research and development costs	(295)	(250)	(199)
Other	3	18	—
	$—	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
(in thousands)	2017	2016	2015
Deferred tax assets:
Employee compensation accruals	$292	$1,386	$1,279
Accrued liabilities	353	343	633
Research tax credits	17	22	3,796
Other	34	55	66
Net operating losses	5,289	6,194	77,906
Total deferred tax assets	5,985	8,000	83,680

Deferred tax liabilities:
Beneficial conversion feature	—	906	—
Other	13	—	—
Total deferred tax liabilities	13	906	—

Valuation allowance	5,972	7,094	83,680
Net deferred tax assets	$—	$—	$—

As of December 31, 2017, 2016 and 2015, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $211.3 million, $209.3 million and $184.5 million, respectively. A significant portion of the federal amount, $210.5 million, is subject to an annual limitation of approximately $27,500 as a result of a changes in the Company’s ownership in May 2003, November 2016 and multiple dates throughout 2017, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the limitations caused by the May 2003, November 2016 and multiple 2017 ownership changes, approximately $209.5 million of the total net operating loss carryforwards is expected to expire unutilized and will be unavailable to offset future federal taxable income. Approximately $1.0 million of net operating loss carryforwards remains available to offset future federal taxable income which will expire between 2018 and 2037.  In addition, the Company’s state net operating losses are also subject to annual limitations that generally follow the federal Section 382 provisions (with the exception of Connecticut), adjusted for each state’s respective income apportionment percentages. As of December 31, 2017 and 2016, the Company had net operating loss carryforwards for state and city income tax purposes between approximately $27.3 million and $150.3 million and between approximately $27.3 million and $153.0, respectively,

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

which expire through 2037. As a result of the 382 limitations, approximately $149.0 million and $133.3 million of New York State and New York City net operating losses are expected to expire unutilized and will be unavailable to offset future taxable income. Approximately $0.8 million and $0.8 million of net operating loss carryforwards, respectively, will be available to offset future state and city taxable income. As of December 31, 2017, 2016 and 2015, the Company had a net operating loss carryforward for foreign income tax purposes of $25.0 million, $21.1 million and $22.1 million, respectively, which have indefinite carryforward periods. As of December 31, 2017, 2016 and 2015, the Company had federal research and development tax credit carryforwards of approximately $4.3 million, $4.0 million and $3.8 million, respectively, which expire through 2037. As a result of the section 382 limitation, the entire tax credit carryforward is expected to expire unutilized.

Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance decreased by approximately $1.1 million and $76.6 million in 2017 and 2016, respectively. The primary reason for the significant decrease in the valuation allowance during 2016 is due to the reduction of recognizable deferred tax assets related net operating loss and credit carryforwards resulting from the Sec. 382 ownership change. The change in valuation allowance is as follows:

(in thousands)	December 31, 2017	December 31, 2016
Beginning balance	$7,094	$83,680
Charged to costs and expenses	(1,423)	(75,407)
Charged to additional paid-in capital	—	(1,854)
Charged to retained earnings	—	1,010
Charged to other comprehensive income	301	(335)
Ending balance	$5,972	$7,094

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. The Company is continuing to assess the impact from the Act and will record adjustments in 2018 if necessary.

During the year ended December 31, 2017, the Company reduced deferred tax assets by a provisional amount of $143,500, offset by a corresponding reduction to its valuation allowance, as a result of the re-measurement of deferred tax assets and liabilities from its 34% effective rate under existing law to the new lower statutory rate of 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The Act also requires a mandatory one-time inclusion of the deferred foreign income of controlled foreign corporations. The one-time transition tax is based on Delcath’s total post-1986 earnings and profits (E&P) for which the Company has previously deferred from U.S. income taxes. The Company’s reasonable estimate resulted in no provisional amount for the one-time transition tax liability, as the Company’s international subsidiaries are expected to have a cumulative deficit in E&P. Delcath has not yet completed its calculation of the total post-1986 foreign E&P (including deficits) for these foreign subsidiaries. As the Company’s international subsidiaries have a cumulative deficit in earnings and profits, the Company does not anticipate being affected by the mandatory inclusion provisions of the Act.

On December, 22, 2017, SAB 118 was issued due to the complexities involved in accounting for the recently enacted Act. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the Act and will record adjustments in 2018 if necessary.

The Company complies with the provisions of ASC 740-10 in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10 and therefore has not included a tabular rollfoward of unrecognized tax benefits. As there are no uncertain tax positions recognized, interest and penalties have not been accrued.

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. During the third quarter of 2015, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the year ended December 31, 2013. The examination was completed in the third quarter of 2017 and no changes were made to the reported amounts. Accordingly, there was no effect on the financial statements as a result of the examination. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company is no longer subject to federal and state examination for tax years ending prior to December 31, 2014; tax years ending December 31, 2014 through December 31, 2017 remain open to examination. The Republic of Ireland is the Company’s only significant foreign jurisdiction.  The Company is no longer subject to Ireland tax examination for tax years ending prior to December 31, 2013 (as Ireland has not initiated an audit of 2012 as of December 31, 2017); tax years ending December 31, 2013 through December 31, 2017 remain open to examination. However, the Company’s tax years December 31, 1998 through December 31, 2017 generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

Delcath recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

(14)	Quarterly Financial Data (Unaudited)

Set forth below is selected quarterly financial data for each of the quarters in the years ended December 31, 2017 and 2016.

	2017 Quarters Ended
(in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Revenue	$743	$584	$684	$704
Costs and expenses	4,736	5,050	5,139	5,254
Operating loss	(4,212)	(4,601)	(4,627)	(4,725)
Net loss	(11,332)	(1,943)	(12,596)	(19,246)
Basic loss per share	(87.50)	(3.50)	(9.36)	(0.75)

	2016 Quarters Ended
(in thousands, except per share amounts)	March 31	June 30	September 30	December 31
Revenue	$370	$511	$435	$676
Costs and expenses	3,721	4,232	5,047	4,882
Operating loss	(3,462)	(3,871)	(4,724)	(4,383)
Net loss	(1,813)	(6,667)	(1,004)	(8,486)
Basic loss per share	(437.50)	(1,543.50)	(230.99)	(1,292.02)

(15)	Subsequent Events

As of January 25, 2018, all of the Rights issued under the December 28, 2017 Exchange Agreements discussed in more detail in Note 9 to the Company’s consolidated financial statements contained in this Annual Report on Form 10-K have been exercised resulting in the issuance of 108.9 million shares.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2017, 2016 and 2015

On February 9, 2018, the Company closed a registered offering of 212,000,000 shares of common stock, 38,000,000 pre-funded warrants to purchase 38,000,000 shares of common stock and Series D warrants to purchase an aggregate of 500,000,000 shares of common stock for total gross proceeds of approximately $5.0 million. The offering was priced at $0.02 per unit with each unit comprised of one share of common stock (or one pre-funded warrant) and one common stock purchase warrant to purchase two shares, provided that, with respect to the units with pre-funded warrants $0.019 per unit shall be paid at closing and $0.001 shall be paid upon exercise of each of the pre-funded warrants. The warrants carry a five-year term from the date of initial exercisability (which is later of one year from the date of issuance and date of amendment to articles of incorporation to increase number of authorized shares of common stock) with an exercise price of $0.02 per share. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-220898) previously filed with the Securities and Exchange Commission (the “SEC”) and declared effective on February 7, 2018. After consummation of this offering, the Company has 434,981,824 shares of its common stock issued and outstanding.

On February 26, 2018, the Company filed a Definitive Proxy Statement on Schedule 14A seeking shareholder approval to increase its authorized shares of common stock from 500,000,000 to 1,000,000,000 in order to have sufficient authorized shares for full exercise of its recently issued Series D Warrants and for a reverse split of its common stock at a ratio of at least 1:100 but no more than 1:500, in the discretion of the Board of Directors and to grant authorization to the Board of Directors to determine, in its sole discretion, whether to implement the reverse stock split, as well as its specific timing (but not later than April 6, 2019).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, Delcath’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2017 (the end of the period covered by this Annual Report on Form 10-K), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including  the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Delcath’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm has audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Delcath Systems, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Delcath Systems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ Grant Thornton LLP

New York, New York

March 16, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Except for the information about our Code of Ethics below, the information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”). The definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K.

Delcath maintains a Code of Business Conduct and Ethics (Code) that applies to all employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including its independent directors, who are not employees of the Company, with regard to their Delcath-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates Delcath’s expectations of its employees that enable the Company to provide accurate and timely disclosure in its filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code.  The full text of the Company’s Code is published on its web site at http://delcath.com/investors/governance and is incorporated by reference herein. The Company intends to disclose future amendments to certain provisions of its Code, or waivers of such provisions granted to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions on its web site. Except as expressly stated herein, the information contained on Delcath’s website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:  The following Consolidated Financial Statements and Supplementary Data of Delcath and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Consolidated Balance Sheets at December 31, 2017 and 2016
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
•	Notes to Consolidated Financial Statements

2. Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit No.		Description

1.1		Form of Placement Agency Agreement (incorporated by reference to the Exhibit 1.1 to Amendment No. 2 to Registration Statement on Form S-1, filed on January 17, 2018 (Commission File No. 333-220898))

1.2		Form of Placement Agency Agreement (incorporated by reference to the Exhibit 1.2 to Amendment No. 2 to Registration Statement on Form S-1, filed on January 17, 2018 (Commission File No. 333-220898))

1.3		Form of Placement Agency Agreement (incorporated by reference to the Exhibit 1.3 to Amendment No. 2 to Registration Statement on Form S-1, filed on January 17, 2018 (Commission File No. 333-220898))

3.1

Amended and Restated Certificate of Incorporation of the Company, as amended to June  30, 2005 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed June 5, 2006 (Commission File No. 001-16133)

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of April  8, 2014 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed April 8, 2014 (Commission File No. 001-16133)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of July  20, 2016 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed July 21, 2016 (Commission File No. 001-16133)

3.4

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of July  20, 2016 (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed July 21, 2016 (Commission File No. 001-16133)

3.5		Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2 (Registration No. 333-39470))

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of June  30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 3, 2017 (Commission File No. 001-16133))

3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of July  5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 6, 2017 (Commission File No. 001-16133))

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of September  20, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 21, 2017 (Commission File No. 001-16133))

4.1

Form of Warrant to Purchase Shares of Common Stock dated October 28, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2013 (Commission File No,.001-16133)).

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

10.1	*	2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated April 30, 2009 (Commission File No. 001-16133)).

Exhibit No.		Description

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

Exhibit No.		Description
10.19		Form of Warrant Repurchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017 (Commission File No. 001-16133))

10.20		Exchange Agreement dated July 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2017 (Commission File No. 001-16133))

10.21		Securities Purchase Agreement dated July 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 (Commission File No. 001-16133))

10.22		Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2017 (Commission File No. 001-16133))

10.23

Amended and Restated Securities Purchase Agreement dated July 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 12, 2017 (Commission File No. 001-16133))

10.24		Form of Restructuring Agreement and Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017 (Commission File No. 001-16133))

10.25

Securities Purchase Agreement dated September 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2017 (Commission File No. 001-16133))

10.26

Amendment No. 1 to Restructuring Agreement dated October 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017 (Commission File No. 001-16133))

10.27		Exchange Agreement, dated November 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.28		Form of Exchange Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.29		Form of Exchange Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.30		Exchange Agreement, dated December 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017 (Commission File No. 001-16133))

10.31		Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2017 (Commission File No. 001-16133))

23.1	**	Consent of Grant Thornton LLP

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

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
Dated: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer K. Simpson	President and Chief Executive Officer	March 16, 2018
Jennifer K. Simpson	(Principal Executive Officer)

/s/ Barbra C. Keck	Chief Financial Officer	March 16, 2018
Barbra C. Keck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	March 16, 2018
Roger G. Stoll, Ph.D.

/s/ Simon Pedder, Ph.D.	Director	March 16, 2018
Simon Pedder, Ph.D.

/s/ William Rueckert	Director	March 16, 2018
William Rueckert

/s/ Marco Taglietti	Director	March 16, 2018
Marco Taglietti