Form 10-K/A
period 2017-12-31
DELCATH SYSTEMS, INC.
filed 2018-04-30
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

TO

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Capital Market of $67.87 per share, was $82,287,147 as of June 30, 2017.

At March 16, 2018, the registrant had outstanding 434,997,075 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Delcath Systems, Inc., Inc. (the “Company,” “Delcath,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive information statement if such definitive information statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to provide the information required in Part III of Form 10-K because a definitive information statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A also deletes the incorporation by reference to portions of our definitive information statement from the cover page of the Original Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K and we have not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information About Directors. The following table sets forth certain information about our director who successfully stood for re-election and aboutour directors whose terms will continue after the Annual Meeting.

Name	Age	Position with Delcath	Director Since
Class I Directors—Term expiring at the 2019 Annual Meeting
William D. Rueckert	65	Director	2014
Marco Taglietti, M.D.	58	Director	2014
Class III Directors—Terms expiring at the 2018 Annual Meeting
Simon Pedder, Ph.D.	57	Director	2017
Roger G. Stoll, Ph.D.	74	Chairman	2008
Jennifer K. Simpson, Ph.D.	49	Director	2015

Simon Pedder, PhD. Dr. Pedder currently serves as Chief Business and Strategy Officer at Athenex, Inc., a global biopharmaceutical company dedicated to the discovery, development and commercialization of novel therapies for the treatment of cancer, a company with which he has been an officer since February 2016. During his long career in drug development, Dr. Pedder has held several leadership positions including President and CEO of Cellectar Biosciences from April 2014 to June 2015, President and CEO of Chelsea Therapeutics from May 2004 to July 2012 and previously, Executive Officer and Vice President of Oncology Pharma Business at Hoffmann-LaRoche, Life Cycle Leader and Global Project Leader of Pegasys/IFN and Head of the Hepatitis Franchise at Hoffmann-LaRoche.

Dr. Pedder led the late stage development and commercial launch of multiple proprietary pharmaceutical products, including Pegasys®, Copegus® and Northera®, which will benefit Delcath as it moves through its phase III clinical trials and NDA submission for the Ocular Melanoma and Intrahepatic Cholangiocarcinoma indications. The Board of Delcath has determined that Dr. Pedder is a key addition due to his expertise in late stage drug development.

Dr. Pedder received his Ph.D. in Pharmacology from the College of Medicine at the University of Saskatchewan in Canada, where he was a faculty member in the Department of Pharmacology at the College of Medicine. Dr. Simon earned a Master of Science in Toxicology from Concordia University in Montreal, Canada, a Bachelor of Science in Environmental Studies from the University of Waterloo in Canada and completed the Roche-sponsored Pharmaceutical Executive Management Program at Columbia Business School in New York City

William D. Rueckert was appointed as a Director in December 2014. Mr. Rueckert has served on many public and private corporate boards in both the life science and banking industries. He is currently President of Oyster Management Group, LLC, an investment partnership specializing in community banking. From 2007 until 2012 he served on the board of Novogen Ltd. (ASX, NASDAQ) a biotechnology company based in Sydney, Australia. He acted as Chairman from 2010 until 2012, and as acting CEO led the restructuring of the company, spinning off its major subsidiary, Marshall Edwards, Inc. (now MEI Pharma, Inc. NASDAQ.) He is currently a director of MEI Pharma, Inc. (NASDAQ), a San Diego based company that is developing novel oncology therapies. Until its sale to H. Lundbeck A/S, he was a director of Chelsea Therapeutics International, Ltd. (NASDAQ) whose drug candidate, Northera, was approved by the FDA in 2014. He has also served on the boards of several banks including Westport Bank and Trust, Lafayette American Bank and Hudson United Bank (all NASDAQ.) He currently serves on the board of Fairfield County Bank, a mutually owned, community bank based in Ridgefield, Connecticut, and Bleachers, Inc., a privately held company that streams live and archived sports and entertainment events from independent schools. Among his civic associations, Mr. Rueckert is a Director and President of the Cleveland H. Dodge Foundation, Co-Chairman of the Board of Trustees of Teachers College, Columbia University, a Director of the Y Retirement Fund, a Trustee of International House, an Emeritus Director of the YMCA of Greater New York, a Trustee of the American University of Beirut and a Director of Wave Hill, Inc. He earned a BA in Spanish in 1977 from the University of New Hampshire. The Nominating Committee considered Mr. Rueckert’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Mr. Rueckert should serve as director of Delcath.

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

Dr. Marco Taglietti, M.D. was appointed as a Director in December 2014. Dr. Taglietti serves as CEO and on the Board of Directors of NASDAQ-listed SCYNEXIS, Inc., a pharmaceutical company committed to the discovery, development and commercialization of novel anti-infectives. Prior to its acquisition in February 2014, Dr. Taglietti served as Executive Vice President, Research and Development, and Chief Medical Officer of Forest Laboratories. He also served as President of the Forest Research Institute. Prior to joining Forest Labs in 2007, Dr. Taglietti held the position of Senior Vice President, Head of Global Research and Development, at Stiefel Laboratories, Inc. for three years. He joined Stiefel after 12 years at Schering-Plough Corporation where he last held the position of Vice President, Worldwide Clinical Research for Anti-Infectives, Oncology, CNS, Endocrinology and Dermatology. Dr. Taglietti began his career at Marion Merrell Dow Research Institute. He received his medical degree and board certifications from the University of Pavia in Italy. The Nominating Committee considered Dr. Taglietti’s experience and qualifications, in addition to his relevant executive management and operational pharmaceutical experience, as well as the overall composition of the Board, in making the determination that Dr. Taglietti should serve as director of Delcath.

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

The following is a brief description of the business experience of the following officers:

Jennifer K. Simpson was appointed as a Director in October 2015. Dr. Simpson joined Delcath as Executive Vice President, Global Marketing in March 2012 and was promoted to Executive Vice President, Global Head of Business Operations in April 2013 and Interim Co-President and Co-ChiefExecutive Officer, Executive Vice President, Global Head of Business Operations in September 2013. In September 2014, Dr. Simpson was named Interim President and Chief Executive Officer and named President and Chief Executive Officer in October 2015. From May 2011 to March 2012, Dr. Simpson served as the Vice President, Global Marketing, Oncology Brand Lead at ImClone Systems, Inc. (a wholly owned subsidiary of Eli Lilly and Company), where she was responsible for all product commercialization activities and launch preparation for one of the late-stage assets. From June 2009 to May 2011, Dr. Simpson served as the Vice President, Product Champion and from 2008 to 2009 as the Associate Vice President, Product Champion for ImClone’s product Ramucirumab. From 2006 to 2008, Dr. Simpson served as Product Director, Oncology Therapeutics Marketing at Ortho Biotech (now Janssen Biotech), a Pennsylvania-based biotech company that focuses on innovative solutions in immunology, oncology and nephrology. Earlier in her career, Dr. Simpson spent over a decade as a hematology/oncology nurse practitioner and educator. Dr. Simpson earned a Ph.D. in Epidemiology from the University of Pittsburgh, an M.S. in Nursing from the University of Rochester, and a B.S. in Nursing from the State University of New York at Buffalo.

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

John Purpura joined Delcath as Executive Vice President, Regulatory Affairs and Quality Assurance in November 2009 and was promoted to Executive Vice President, Global Head of Operations on July 19, 2016. Prior to joining Delcath, he was with Bracco Diagnostics (formerly E-Z-EM,Inc.) as Vice President and then Executive Director of International Regulatory Affairs from 2007 to 2008 and Head of Regulatory Affairs for North America and Latin America from 2008 to 2009. Prior to E-Z-EM, Inc., Mr. Purpura had an 11-year career with Sanofi-Aventis, ultimately serving as Associate Vice President for Regulatory CMC from 2005 to 2007. From 1985 to 1995, he had various quality and regulatory management roles with Bolar Pharmaceuticals, Luitpold Pharmaceuticals and Eon Labs Manufacturing. He earned his M.S. in Management & Policy and B.S. degrees in Chemistry and Biology at the State University of New York at Stony Brook.

Board of Directors. We have currently have five directors serving on the Board of Directors. The Board of Directors oversees the business affairs of the Company and monitors the performance of management. In accordance with our corporate governance principles, our Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman of the Board, Roger G. Stoll, Jennifer K. Simpson, in her capacity as Director and Chief Executive Officer, or CEO, and other key executives, and by reading the reports and other materials that management sends them and by participating in Board and committee meetings. Our directors hold office until their successors have been elected and qualified unless the director resigns or is removed or by reason of death or other cause is unable to serve in the capacity of director.

Board Independence. The Board has determined that four of our five directors (each of Simon Pedder, Roger Stoll, William D. Rueckert and Marco Taglietti) are “independent” directors within the meaning of the NASDAQ listing rules.

Attendance. The Board of Directors met 12 times in 2017 (including regularly scheduled and annual meetings). During 2017, each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board (held during the period for which he or she served as a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which he or she served (held during the period that he or she served). It is Delcath’s policy that, absent unusual or unforeseen circumstances, all directors are expected to attend annual meetings of stockholders, and all attended our 2016 Annual Meeting.

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

The Board has determined that each member of the Audit Committee, William D. Rueckert (Chair), and Simon Pedder and Roger Stoll qualifies as an “audit committee financial expert” as defined by SEC rules. During 2017, the Audit Committee met four times. Each member of the Audit Committee is “independent” within the meaning of the NASDAQ listing rules and otherwise meets the financial statement proficiency requirements of the NASDAQ listing rules. The Audit Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

Compensation and Stock Option Committee. The Compensation and Stock Option Committee (the “Compensation Committee”) assists the Board of Directors in the discharge of the Board’s responsibilities with respect to the compensation of Delcath’s directors, executive officers, and other key employees and consultants. The Compensation Committee establishes our overall compensation philosophy and is authorized to approve the compensation payable to our executive officers, including our named executive officers, and other key employees, including all perquisites, equity incentive awards, cash bonuses, and severance packages. The Compensation Committee also administers certain of our employee benefit plans, including its equity incentive plans, and is responsible for assessing the independence of compensation consultants and legal advisors. The Compensation Committee has concluded that each of Wexler, Burkhart, Hirschberg & Unger, LLP, outside legal counsel to the Compensation Committee and the Company, as well as Pearl Meyer & Partners, compensation consultant to the Compensation Committee, qualified as independent. The Compensation Committee exercises sole power to retain compensation consultants and advisors and to determine the scope of the associated engagements. The current members of the Compensation and Stock Option Committee are Marco Taglietti (Chair) and William D. Rueckert, Simon Pedder and Roger Stoll, each of whom is “independent” within the meaning of the NASDAQ listing rules. During 2017, the Compensation and Stock Option Committee met nine times. The Compensation and Stock Option Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

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

The current members of the Nominating Committee are Roger Stoll (Chairman), William D. Rueckert and Marco Taglietti, each of whom is “independent,” within the meaning of the NASDAQ listing rules. During 2017, the Nominating Committee met one time. The Nominating Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

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

REPORT OF THE AUDIT COMMITTEE

The Audit Committee reviewed and discussed the Company’s audited financial statements for the fiscal year ended December 31, 2017, with management and Grant Thornton, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017. The Audit Committee also discussed with Grant Thornton the matters required to be discussed by the Statement on Auditing Standards No. 16, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T regarding “Communication with Audit Committees.” The Audit Committee has received and reviewed the written disclosures and the letter from Grant Thornton required by applicable requirements of the Public Company Accounting Oversight Board regarding Grant Thornton’s communications with the Audit Committee concerning independence, and has discussed with Grant Thornton its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors,

William Rueckert (Chair)

March 16, 2018

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who are beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of Delcath’s equity securities. Based on a review of copies of reports furnished to Delcath or written representations that no reports were required, we believe that all reports were timely filed in 2017.

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

Our Compensation Committee engaged an independent compensation consulting firm, Pearl Meyer, to assist with the formulation of our executive compensation programs for 2017.

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

Interface of Executive Officers with Compensation Committee in Determining Compensation. The Compensation Committee, based on input from the Company’s Chief Executive Officer and Chairman, determines the compensation of our executive officers. The CEO and Chairman assist the Compensation Committee by providing performance assessments and compensation recommendations for each of the Company’s executive officers, including the named executive officers (other than the CEO). The final decisions regarding the compensation for the named executive officers is then independently assessed and approved by the Compensation Committee. Other than completing a self-evaluation performance review, and submitting it to the Compensation Committee, the CEO does not participate in the formulation or discussion of her compensation. The Chairman provides the performance review for the CEO and submits that review to the Compensation Committee for its consideration. The Chairman also has discussions with the full committee related to all the performance items submitted for the named executive officers. Upon completion of these reviews, final decisions related to the compensation of the CEO require approval of the full Board of Directors after recommendations are made by the Compensation Committee.

Role of Compensation Consultants. The Compensation Committee retained PM&P as its independent compensation consultant to assist the Compensation Committee in evaluating executive compensation programs. PM&P reports directly to the Compensation Committee, and is not permitted to perform services for management unless approved by the Compensation Committee.

Inputs to Committee Decision Making.

Performance Evaluation Process. The Company utilizes a formal annual performance review program to evaluate our executives’ competencies, as well as individual performance objectives. The competencies in the program include: commitment to quality, integrity and ethics, as well as results oriented, teamwork, dependability, job knowledge and productivity. Each executive performs a self-evaluation and also is rated by the CEO on his or her competencies at year end and a final average total rating is calculated. Corporate performance objectives, which are set at the beginning of the year, are linked to the Company’s overall performance and attainment of these objectives. Following completion of the performance year, the CEO submits performance evaluations and recommendations for each executive to the Executive Chairman who after review with the CEO then submits information to the Compensation Committee. The Committee reviews the completed individual performance evaluation forms for our executive officers including the CEO and assesses the Company’s overall performance relative to the achievement of corporate objectives. The information gathered as part of this evaluation process was used by our Compensation Committee to assist it in making compensation decisions. While the Company conducts its performance evaluations annually, the 2017 AIP was based solely on the achievement of corporate performance goals.

Peer Group Review. The Compensation Committee, with the assistance of PM&P, generally reviews the peer group on a regular basis. Due to the unique nature of the Company’s business, we continually face challenges as we strive to develop the most appropriate mix of companies to comprise our peer group. The challenges we face include:

•	We are an early commercial stage company with limited product revenues ($1.1M in 2014). As a result, a typical revenue range for peer selection purposes is more challenging due to our relatively small size.

•	We are a medical device company and specialty pharmaceutical company. Our proprietary technology is designed to administer high-dose chemotherapy and other therapeutic agents to diseased organs or regions of the body, while controlling the systemic exposure of those agents. Our CHEMOSAT System for Melphalan is classified as a class IIb medical device and has been approved in Europe. In the United States, we are considered a drug device combination product regulated under a 505(b)(2) new drug application which is not currently approved yet. (As previously discussed, we received a complete response letter from the U.S. FDA to our NDA.) Because our product is regulated as both a device and a drug in the U.S. only, we have to recruit executive talent who have background and skill sets from both industries and who have experience in both device and drug development from larger, more established companies.

•	There are very few peers across the medical device and pharmaceutical industries with a similar combination product which is considered a drug in certain regions and classified as a device in other regions, and so exact peers for us are difficult to identify.

Generally, the Compensation Committee considers each of the above challenges as well as the following selection criteria to select its peer group:

•	We focused on companies with industry/product similarity—Drug Delivery Systems/Medical Device companies with a focus on cancer/oncology and Pharmaceuticals/Biopharmaceuticals/Biotherapeutics companies with a cancer focused drug. As a result, multiple GICS sub-industries were reviewed and considered.

•	We used a range of revenue from $0 – $100M to develop a pool of potential firms to consider.

•	We then narrowed the pool of potential companies based on market capitalization and other secondary factors (R&D expenses, number of employees, further test of business model and product similarity, etc.).

Due to the changes in the Company’s size and market capitalization, the Compensation Committee believed that a re-assessment of the peer group was warranted in 2014. The Compensation Committee, the Chairman, and management worked with PM&P to revise the peer group to reflect the smaller size of Delcath and the increased intensity in the clinical development activities. The following table reflects the new peer group which was reviewed and approved by the Compensation Committee and the full board of Delcath before being implemented:

Company	Industry(1)	Revenue(2)	Market Capitalization(3)
Accurexa Inc.	Healthcare Equipment	$0	$17
Adamis Pharmaceuticals Corporation	Pharmaceuticals	$0	$49
Aethlon Medical, Inc.	Healthcare Equipment	$1	$33
Arno Therapeutics, Inc.	Biotechnology	$0	$27
ArQule Inc.	Biotechnology	$11	$71
BSD Medical Corp.	Healthcare Equipment	$5	$23
Celator Pharmaceuticals, Inc.	Biotechnology	$0	$65
Cellectar Biosciences, Inc.	Biotechnology	$0	$16
Celsion Corp.	Biotechnology	$1	$59
Champions Oncology, Inc.	Life Sciences Tools and Services	$10	$46
Cytosorbents Corporation	Healthcare Equipment	$4	$70
Emisphere Technologies, Inc.	Pharmaceuticals	$0	$23
MetaStat, Inc.	Life Sciences Tools and Services	$0	$20
Nephros, Inc.	Healthcare Equipment	$2	$19
OncoGenex Pharmaceuticals, Inc.	Biotechnology	$35	$59

Median	—	$1	$33

Delcath Systems Inc.	Health Care Equipment	$1	$19

(1)	Reflects the sub-industry as defined under Global Industry Classification Standard.
(2)	Data from S&P Capital IQ database, as of most recent quarter end at the time the analysis was completed (October 2014).
(3)	Data from S&P Capital IQ database, as of most recent month end at the time the analysis was completed (October 2014).

The Committee believes this peer group continues to represent a reasonable mix of companies to appropriately address the concerns presented above and currently reflects the size and business model of our Company.

Benchmark Analyses. The Compensation Committee reviews our executive officers’ overall compensation packages in 2017. The analysis includes a review of total target compensation for each executive officer as well as for each component of compensation, relative to executives in comparable positions or with comparable roles.

The Compensation Committee generally targets around the median percentile range of the competitive market for the various elements of compensation, yet individual executives may be paid above or below this point depending upon, among other factors, the skills and experience, tenure in the position, overall individual performance and additional responsibilities of the executive. In addition to evaluating the peer group data, the Compensation Committee also uses survey data for a broader pharmaceutical, medical device and biopharma industry perspective. Overall, the Compensation Committee attempts to maintain individual compensation within competitive ranges, with some exceptions based on prior experience and compensation history for each individual.

Pay Mix. The Compensation Committee seeks to achieve executive compensation objectives through the use of a mix of compensation elements for each executive officer. While the Compensation Committee generally strives to award a significant amount of each NEO’s target total direct pay opportunity in the form of variable, rather than fixed compensation, it does not have rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer.

Base Salary. Effective February 2017, Barbra Keck, previously the Senior Vice President of Finance, Principal Accounting Officer and Principal Financial Officer of the Company, became the Chief Financial Officer of the Company. In connection with her promotion to Chief Financial Officer, Ms. Keck’s annual base salary was increased from $247,200 in 2016 to $300,000 in 2017.

The following table summarizes the amount of base salary and year-over-year increase for each of our named executive officers for 2016 and 2017.

Executive	Hire Date	2015 Base Salary	Percent Increase in 2016	2016 Base Salary	Percent Increase in 2017	2017 Base Salary
Jennifer K. Simpson, Ph.D.	3/23/2012	$427,000	3.0%	$439,810	3.0%	$453,004
Barbra C. Keck, M.B.A.	1/5/2009	$240,000	3.0%	$247,200	21.4%	$300,000
John Purpura, M.S.	11/16/2009	$270,569	13.5%	$307,000	3.0%	$316,210

Annual Incentive Plan. Under the AIP, annual incentive target award opportunities are expressed as a percentage of a participant’s actual base salary for the performance year, beginning January 1. The following table sets forth, for each executive, the applicable target bonus percentage of base salary to which each executive could have been entitled, as well as the actual bonus earned based on company performance in 2017:

	Target Incentive Bonus Opportunity		2017 Incentive Award Earned
Executive	Target Bonus Expressed as % of Base Salary	Dollars ($)	Actual Payout as a % of Target Bonus		Dollars ($)
Jennifer K. Simpson, Ph.D.	50.0%	$226,502	65.0	%(1)	$147,226	(1)
Barbra C. Keck, M.B.A.	35.0%	$105,000	65.0	%(1)	$68,250	(1)
John Purpura, M.S.	45.0%	$142,295	65.0	%(1)	$92,491	(1)

(1)	Amounts determined as of the date of filing this Amendment No. 1 but have not yet been paid.

For 2017, AIP goals were based entirely on Company performance to focus all the executives on the same critical challenges facing the Company.

Company performance in 2017 has been measured based upon achievement of objectives in the following areas: (1) Clinical Trials; (2) Capital; and (3) Sales.

Actual 2017 corporate performance, including assigned weighting and actual achievement in each area is still undergoing assessment by our Compensation Committee.

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

There were no long-term equity awards to our named executive officers in 2017. Due to the lack of available shares for issuance under the Company’s Delcath 2009 Stock Incentive Plan, the Board of Directors did not grant any long-term equity awards to our named executive officers in 2017 which in no way should create any negative inference concerning the Compensation and Stock Option Committee’s evaluation of their performance.

Employment Agreements, Executive Security Agreements and Confidentiality and Restrictive Covenant Agreements.

Executive Security Agreements. In early 2017, Dr. Simpson, Ms. Keck and Mr. Purpura (the “Executives”) each executed an Executive Security Agreement (“Executive Agreements”) with the Company. Each executive is employed “at will”. The Executive Agreements provide for the payment of severance to each of the Executives upon a qualifying termination (a termination which is involuntary but not “for cause” or a termination for “good reason” as defined in their employment agreements with the Company) to be paid within 10 days of such event as follows: (i) all base salary owed to the date of the qualifying event, (ii) a one-time lump sum fee equal to the Executive’s monthly base salary for a term of two years for Jennifer Simpson and 18 months for Barbra Keck and John Purpura, and (iii) COBRA payments should the Executive remain on the Company’s health benefit plans. The Executive would also be entitled to any annual incentive payments due by March 15th of the following year. The term of the Executive Agreements continues until terminated by mutual agreement of each Executive and the Company.

Additional Benefits; 401(k) Plan. All salaried employees participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable the Company to attract and retain a talented workforce in a competitive marketplace. These benefits and related plans help ensure that the Company has a productive and focused workforce. The Company utilizes a 401(k) savings plan to enable employees to plan and save for retirement. The Company does not provide matching contributions.

Other Compensation. As an early commercial stage company, the Company does not have pension or deferred compensation plans or arrangements.

Prohibition on Hedging and Pledging. Pursuant to the Company’s insider trading policy, the Company prohibits any director, officer or other employee from hedging or pledging Company securities.

Clawback Policy. We have not yet adopted a formal clawback policy because we await the issuance of clarifying regulations by the SEC regarding required elements of any such clawback policy. As required by Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we intend to adopt a clawback policy upon issuance by the SEC of final rules regarding clawbacks.

Internal Revenue Code Section 162(m) Considerations. Section 162(m) of the Internal Revenue Code generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to the Chief Executive Officer and each of the three next most highly paid executive officers serving as such at year end, excluding the Chief Financial Officer. While the Compensation Committee takes Section 162(m) into account when determining the type and amount of compensation to provide to the named executive officers, the Compensation Committee may award compensation that is not deductible if it believes it is reasonable and appropriate to do so.

Summary Compensation Table.

The following table sets forth the total compensation awarded to, earned by or paid to: (i) each person who served as a principal executive officer during 2017, and (ii) our two other most highly-compensated executive officers who were serving as executive officers on December 31, 2017. We refer to these individuals as our “named executive officers.”

Name & Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jennifer K. Simpson, Ph.D.	2017	453,004	147,226	(3)	7,476	—	—	—	607,706	(3)
President and Chief Executive Officer	2016	439,810	149,535		—	—	—	—	589,345
Barbra C. Keck, M.B.A.	2017	293,400	68,250	(3)	4,788	—	—	—	366,438	(3)
Chief Financial Officer and Secretary(1)	2016	247,200	58,834		—	—	—	—	306,034
John Purpura, M.S.	2017	316,210	92,491	(3)	7,140	—	—	—	415,841	(3)
Executive Vice President Global Head of Operations	2016	291,442	93,942		—	—	—	—	385,384

(1)	Effective February 2017, Ms. Barbra C. Keck, previously the Senior Vice President of Finance, Principal Accounting Officer and Principal Financial Officer of the Company, became the Chief Financial Officer of the Company.

(2)	Due to the lack of available shares for issuance under the Company’s Delcath 2009 Stock Incentive Plan, the Board of Directors did not grant any long-term equity awards to our named executive officers in 2016 which in no way should create any negative inference concerning the Compensation and Stock Option Committee’s evaluation of their performance.
(3)	Amounts determined as of date of filing this Amendment No. 1 but have not yet been paid.

Grants of Plan-Based Awards Table—2017. The following table sets forth grants of plan-based awards made during the fiscal year ended December 31, 2017 to the named executive officers. All equity grants were made pursuant to the 2009 Plan.

Name	Grant Date (equity awards)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards	Number of Shares (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Target ($)
Jennifer K. Simpson	2/8/2017	—	89	—	—	$7,500
Barbra C. Keck	2/8/2017	—	57	—	—	$4,800
John Purpura	2/8/2017	—	85	—	—	$7,200

Outstanding Equity Awards at Fiscal Year-End Table—2017.

The following table sets forth information relating to unexercised options and unvested restricted shares held by the named executive officers as of December 31, 2017.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jennifer K. Simpson, Ph.D.	2	—	$26,880	11/14/2023	—	—
	11	5	$6,664	6/10/2025	12	1.08
	—	—	—	—	89	8.01
Barbra C. Keck, M.B.A.	1	—	$26,880	11/14/2023	—	—
	4	2	$6,664	6/10/2025	4	0.36
	—	—	—	—	57	5.13
John Purpura, M.S.	1	—	$381,696	11/16/2019	—	—
	1	—	$26,880	11/14/2023	—	—
	5	3	$6,664	6/10/2025	6	0.54
	—	—	—	—	85	7.65

Options Exercises and Stock Vested Table—2017.

The following table sets forth information relating to the vesting during 2017 of restricted stock awards granted to the named executive officers. No stock options were exercised by the named executive officers during 2017.

Name	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Jennifer K. Simpson	12	262
Barbra C. Keck	4	95
John Purpura	6	131

Potential Payments upon Termination or Change of Control.

The following table shows the potential incremental value transfer to each named executive officer under various termination or change-in-control scenarios as of December 29, 2017, the last business day of 2017. Unvested, unexercised stock options and unvested restricted stock awards are valued at the closing market price of the Company’s common stock on that date. The actual amounts to be paid out in respect of the other named executive officers can only be determined at the time of such named executive officer’s actual separation from the Company.

	Event
Named Executive Officer(1)	Retirement or Voluntary Termination Without “Good Reason”	Termination for “Cause”	Involuntary Termination (Termination Without Cause, or Termination for Good Reason)	Upon a Change in Control(1)	Death or Disability Termination
Jennifer K. Simpson	—	—	—	$9	—
Barbra C. Keck	—	—	—	$5	—
John Purpura	—	—	—	$8	—

(1)	Upon a change in control, the vesting of all equity incentive awards is accelerated. The amount shown represents the value of restricted stock units held on December 29, 2017, based on the closing trading price of our common stock on that date.

Director Compensation—2017

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

The following table sets forth the compensation awarded to, earned by or paid to each non-employee director who served on our Board of Directors in 2017.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Harold S. Koplewicz. M.D.(1)	$45,333	$—	$—	$—	$45,333
Simon Pedder, Ph.D.(2)	$7,000	$—	$—	$—	$7,000
William D. Rueckert	$72,000	$—	$—	$—	$72,000
Roger G. Stoll, Ph.D.	$68,000	$—	$—	$—	$68,000
Marco Taglietti, M.D.	$65,000	$—	$—	$—	$65,000

(1)	Dr. Koplewicz resigned as a director in September 2017.
(2)	Dr. Pedder was appointed as a director in November 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables contain information regarding the beneficial ownership of our common stock as of April 20, 2018, held by: (i) each of our directors; (ii) each of our named executive officers in the Summary Compensation Table; (iii) all of our directors and executive officers as a group; and (iv) each person or group known by us to own beneficially more than 5% of the outstanding common stock. We are not aware of any 5% or more holders of our Common Stock as of April 20, 2018 except as set forth below. The information set forth in the table below excludes shares issuable upon exercise of our outstanding warrants held by certain investors that are presently exercisable, subject to limitations on exercisability for more than 4.9% or 9.9% of our outstanding shares of common stock, depending upon the particular investor. Except as indicated in the footnotes below, the address of the persons or groups named below is c/o Delcath Systems, Inc., 1633 Broadway, Suite 22C, New York, New York 10019.

Directors and Officers

	Shares Beneficially Owned(1)
Name of Beneficial Owner:	Number	Percent
Named Executive Officers and Directors:
Jennifer K. Simpson, Ph.D.(2)	137		*
John Purpura, M.S.(3)	109		*
Barbra C. Keck, M.B.A.(4)	75		*
Simon Pedder, PhD.(5)	—		*
Roger G. Stoll, Ph.D.(6)	9		*
William D. Rueckert(7)	17		*
Marco Taglietti, M.D.(8)	49		*
All directors and executive officers as a group (7 people)(9):	396		*

*	Less than 1%
(1)	Except as indicated in these footnotes: (i) the persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned; (ii) the number of shares beneficially owned by each person as of April 20, 2018, includes any vested and unvested shares of restricted stock and any shares of common stock that such person or group has the right to acquire within 60 days of April 20, 2018, upon the exercise of stock options; and (iii) for each person or group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 448,496,819 shares of common stock outstanding on April 20, 2018, plus the number of shares of common stock that such person or group has the right to acquire within 60 days of April 20, 2018.

(2)	Includes 16 shares of common stock, which Dr. Simpson has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 20, 2018.
(3)	Includes 10 shares of common stock, which Mr. Purpura has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 20, 2018.
(4)	Includes 7 shares of common stock, which Ms. Keck has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 20, 2018, and 4 shares held in a joint account with her spouse.
(5)	Dr. Pedder has not yet received an equity grant.
(6)	Includes 5 shares of common stock, which Dr. Stoll has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 20, 2018
(7)	Includes 10 shares of common stock, which Mr. Rueckert has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 20, 2018.
(8)	Includes 10 shares of common stock, which Dr. Taglietti has the right to acquire upon exercise of outstanding options exercisable within 60 days of April 20, 2018.
(9)	Includes 60 shares of common stock, which certain directors and executive officers have the right to acquire upon exercise of outstanding options exercisable within 60 days of April 20, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

No related person transactions occurred during 2017.

Compensation Committee Interlocks and Insider Participation. During 2017, Marco Taglietti and William D. Rueckert served as members of our Compensation and Stock Option Committee. None of the current members or members serving during 2017 of the Compensation and Stock Option Committee is a current or former officer or employee of Delcath at the time of their service on the Compensation and Stock Option Committee, nor did any Compensation and Stock Option Committee member engage in any “related person” transaction that would be required to be disclosed under Item 404 of Regulation S-K. During 2017, none of Delcath’s executive officers served on the compensation committee (or equivalent) or on the board of directors of another entity whose executive officers served on the Compensation and Stock Option Committee or our Board of Directors.

Board Independence. The Board has determined that four of our five directors (each of Simon Pedder, William D. Rueckert, Roger Stoll and Marco Taglietti) are “independent” directors within the meaning of the NASDAQ listing rules.

Certain Anti-Takeover Provisions of Delaware Law and our Certificate of Incorporation and Bylaws

We are not subject to Section 203 of the Delaware General Corporation Law, which prohibits Delaware corporations from engaging in a wide range of specified transactions with any interested stockholder, defined to include, among others, any person other than such corporation and any of its majority owned subsidiaries who own 15% or more of any class or series of stock entitled to vote generally in the election of directors, unless, among other exceptions, the transaction is approved by (i) our board of directors prior to the date the interested stockholder obtained such status or (ii) the holders of two thirds of the outstanding shares of each class or series of stock entitled to vote generally in the election of directors, not including those shares owned by the interested stockholder.

Staggered Board of Directors

Our certificate of incorporation and by-laws provide that our board of directors be classified into three classes of directors of approximately equal size. As a result, in most circumstances, a person can gain control of our board only by successfully engaging in a proxy contest at two or more annual meetings.

Authorized But Unissued Shares

Our authorized but unissued shares of common stock and preferred stock are available for future issuances without stockholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, corporate acquisitions, employee benefit plans and stockholder rights plans. The existence of authorized but unissued and unreserved common stock and preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed by Grant Thornton for services rendered as our independent registered public accounting firm during the fiscal years ended December 31, 2017 and 2016, respectively:

	Fiscal Year
	2017	2016
Audit Fees	$576,450	326,500
Audit-Related Fees	—	—
Tax Fees	—	—

Total	$576,450	326,500

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

Pre-approval Policies: Audit and Non-Audit Services. The Audit Committee pre-approves all audit services and the terms of such services and permissible non-audit services provided by Delcath’s independent registered public accounting firm, prior to its engagement for the provision of such services. The Chair of the Audit Committee has been delegated the authority by the committee to pre-approve interim services by Delcath’s independent registered public accounting firm; provided the Chair reports all such pre-approvals to the entire Audit Committee at the next Committee meeting. There were no non-audit services provided to Delcath by our independent registered public accounting firm for 2016 and 2017 that required review by the Audit Committee.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

The following documents were filed as part of the original Annual Report on Form 10-K, filed on March 16, 2018:

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

2. Exhibits: The exhibits listed in the accompanying Exhibit Index were filed or incorporated by reference as part of the Annual Report on Form 10-K, filed on March 16, 2018, except as noted below as being filed herewith.

Exhibit Index

Exhibit No.	Description

1.1	Form of Placement Agency Agreement (incorporated by reference to the Exhibit 1.1 to Amendment No. 2 to Registration Statement on Form S-1, filed on January 17, 2018 (Commission File No. 333-220898))

1.2	Form of Placement Agency Agreement (incorporated by reference to the Exhibit 1.2 to Amendment No. 2 to Registration Statement on Form S-1, filed on January 17, 2018 (Commission File No. 333-220898))

1.3	Form of Placement Agency Agreement (incorporated by reference to the Exhibit 1.3 to Amendment No. 2 to Registration Statement on Form S-1, filed on January 17, 2018 (Commission File No. 333-220898))

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended to June 30, 2005 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed June 5, 2006 (Commission File No. 001-16133)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of April 8, 2014 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed April 8, 2014 (Commission File No. 001-16133)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of July 20, 2016 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K filed July 21, 2016 (Commission File No. 001-16133)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of July 20, 2016 (incorporated by reference to Exhibit 3.2 to Company’s Current Report on Form 8-K filed July 21, 2016 (Commission File No. 001-16133)

3.5	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2 (Registration No. 333-39470))

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of June 30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 3, 2017 (Commission File No. 001-16133))

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of July 5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 6, 2017 (Commission File No. 001-16133))

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of September 20, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 21, 2017 (Commission File No. 001-16133))

4.1	Form of Warrant to Purchase Shares of Common Stock dated October 28, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 28, 2013 (Commission File No,.001-16133)).

4.2	Form of Warrant to Purchase Shares of Common Stock dated February 17, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 17, 2015 (Commission File No. 001-16133)).

4.3	Form of Series A Warrant to Purchase Shares of Common Stock dated July 21, 2015 (incorporated by reference to Exhibit 1.2 to the Company’s Amendment No. 1 to Form S-1 filed July 7, 2015).

4.5	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit A to the Securities Purchase Agreement included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017 (Commission File No. 001-16133)).

4.6	Form of Series C Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit B to the Securities Purchase Agreement included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017 (Commission File No. 001-16133)).

4.7	Form of Warrant to Purchase Shares of Common Stock dated October 5, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed October 4, 2016 (Commission File No. 001-16133)).

10.1	* 2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive Proxy Statement dated April 30, 2009 (Commission File No. 001-16133)).

Exhibit No.	Description

10.2	Form of Indemnification Agreement dated April 8, 2009 between the Company and members of the Company’s Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2009 (Commission File No. 001-16133)).

10.3	Lease between SLG 810 Seventh Lessee LLC and the Company dated as of February 5, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-16133)).

10.4	Research and Distribution Agreement between CHIFU Trading Co Ltd and the Company dated as of February 9, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 (Commission File No. 001-161233)).

10.5	Amended and Restated Supply Agreement between B. Braun Medical Inc and the Company dated as of May 4, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (Commission File No. 001-16133)).

10.6	Lease Modification, Extension and Additional Space Agreement between SLG 810 Seventh Lessee LLC and the Company dated as of September 27, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2010 (Commission File No. 001-16133)).

10.7†	License, Supply and Contract Manufacturing Agreement between Synerx Pharma, LLC and Bioniche Teoranta and the Company dated as of October 13, 2010 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-16133)).

10.8*	Form of Restricted Stock Agreement under the Company’s 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.9	Form of Restricted Stock Agreement (Non-Employee Directors) under the Company’s 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.10	Form of Restricted Stock Agreement (Consultants) under the Company’s 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.11	* Form of Non-Statutory Stock Option Grant Letter under the Company’s 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.12	Form of Non-Statutory Stock Option Grant Letter (Non-Employee Directors) under the Company’s 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.13	Form of Non-Statutory Stock Option Grant Letter (Consultants) under the Company’s 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed December 20, 2010 (Commission File No. 001-16133)).

10.14	Form of Employee Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2011 (Commission File No. 001-16133)).

10.15	Lease Agreement, dated August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 001-16133)).

10.16	First Amendment to Research and Distribution Agreement between Delcath Systems, Inc. and CHI-FU Trading Co., Ltd., dated January 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2013 (Commission File No. 001-16133))

10.17	Sublease between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2014 (Commission File No. 001-16133))

10.18	Sublease Agreement between Delcath Systems, Inc. and ICV Partners, LLC dated August 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2014 (Commission File No. 001-16133))

Exhibit No.	Description

10.19	Form of Warrant Repurchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017 (Commission File No. 001-16133))

10.20	Exchange Agreement dated July 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2017 (Commission File No. 001-16133))

10.21	Securities Purchase Agreement dated July 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 (Commission File No. 001-16133))

10.22	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2017 (Commission File No. 001-16133))

10.23	Amended and Restated Securities Purchase Agreement dated July 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 12, 2017 (Commission File No. 001-16133))

10.24	Form of Restructuring Agreement and Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017 (Commission File No. 001-16133))

10.25	Securities Purchase Agreement dated September 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2017 (Commission File No. 001-16133))

10.26	Amendment No. 1 to Restructuring Agreement dated October 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017 (Commission File No. 001-16133))

10.27	Exchange Agreement, dated November 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.28	Form of Exchange Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.29	Form of Exchange Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.30	Exchange Agreement, dated December 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017 (Commission File No. 001-16133))

10.31	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2017 (Commission File No. 001-16133))

31.3	** Certification by Principal executive officer Pursuant to Rule 13a 14.

31.4	** Certification by Principal financial officer Pursuant to Rule 13a 14.

†	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELCATH SYSTEMS, INC.

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)
Dated: April 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer K. Simpson	President and Chief Executive Officer	April 30, 2018
Jennifer K. Simpson	(Principal Executive Officer)

/s/ Barbra C. Keck	Chief Financial Officer	April 30, 2018
Barbra C. Keck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	April 30, 2018
Roger G. Stoll, Ph.D.

/s/ Simon Pedder, Ph.D.	Director	April 30, 2018
Simon Pedder, Ph.D.

/s/ William Rueckert	Director	April 30, 2018
William Rueckert

/s/ Marco Taglietti	Director	April 30, 2018
Marco Taglietti