Form 10-Q
period 2018-03-31
DELCATH SYSTEMS, INC.
filed 2018-05-10
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, 896,994 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,029	$3,999
Restricted cash	1,087	1,325
Accounts receivables, net	280	317
Inventories	1,280	1,248
Prepaid expenses and other current assets	554	700
Total current assets	5,230	7,589
Property, plant and equipment, net	1,188	1,298
Total assets	$6,418	$8,887

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$4,580	$3,846
Accrued expenses	3,526	3,408
Warrant liability	4,169	560
Total current liabilities	12,275	7,814
Other non-current liabilities	345	395
Total liabilities	12,620	8,209

Commitments and Contingencies	—	—

Stockholders' equity (deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $.01 par value; 500,000,000 shares authorized; 896,995 and 228,140 shares issued and 896,994 and 228,139 shares outstanding at March 31, 2018 and December 31, 2017, respectively*	9	2
Additional paid-in capital	311,477	325,517
Accumulated deficit	(317,645)	(324,832)
Treasury stock, at cost; 1 share at March 31, 2018 and December 31, 2017, respectively*	(51)	(51)
Accumulated other comprehensive income	8	42
Total stockholders' (deficit) equity	(6,202)	678
Total liabilities and stockholders' equity	$6,418	$8,887

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Revenue	$702	$743
Cost of goods sold	147	219
Gross profit	555	524

Operating expenses:
Selling, general and administrative	2,366	2,415
Research and development	5,692	2,321
Total operating expenses	8,058	4,736
Operating loss	(7,503)	(4,212)

Change in fair value of the warrant liability, net	14,697	1,238
Interest expense	(2)	(8,366)
Other (expense) income	(5)	8
Net income (loss)	$7,187	$(11,332)
Other comprehensive income (loss):
Foreign currency translation adjustments	(34)	(22)
Comprehensive income (loss)	$7,153	$(11,354)

Common share data:
Basic income (loss) per common share*	$10.91	$(45,695)
Diluted income (loss) per share*	$10.91	$(45,695)

Weighted average number of basic shares outstanding*	658,893	248
Weighted average number of diluted shares outstanding*	658,893	248

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock Issued
	$0.01 Par Value		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	228,140	$2	(1)	$(51)	$325,517	$(324,832)	$42	$678
Compensation expense for issuance of stock options	—	—	—	—	7	—	—	7
Compensation expense for issuance of restricted stock	—	—	—	—	14	—	—	14
Sale of common stock, net of expenses	668,855	7	—	—	4,245	—	—	4,252
Fair value of warrants issued	—	—	—	—	(18,306)	—	—	(18,306)
Net Income	—	—	—	—	—	7,187	—	7,187
Total comprehensive loss	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2018	896,995	$9	(1)	$(51)	$311,477	$(317,645)	$8	$(6,202)

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$7,187	$(11,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	7	21
Restricted stock compensation expense	14	27
Depreciation expense	120	74
Loss on disposal of equipment	—	20
Warrant liability fair value adjustment	(14,697)	(1,238)
Non-cash interest income	(4)	(2)
Debt discount and deferred finance costs amortization	—	8,363
Changes in assets and liabilities:
Prepaid expenses and other assets	152	117
Accounts receivable	(24)	(94)
Inventories	24	(115)
Accounts payable and accrued expenses	828	401
Other non-current liabilities	(50)	(59)
Net cash used in operating activities	(6,443)	(3,817)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6)	(58)
Net cash used in investing activities	(6)	(58)

Cash flows from financing activities:
Net proceeds from the release of restricted cash	238	6,091
Net proceeds from sale of stock	4,253	—
Net cash provided by financing activities	4,491	6,091
Foreign currency effects on cash and cash equivalents	(12)	(221)
Net (decrease) increase in cash and cash equivalents	(1,970)	1,995

Cash and cash equivalents:
Beginning of period	3,999	4,409
End of period	$2,029	$6,404

Supplemental non-cash activities:
Conversion of convertible notes	$—	$12,210
Fair value of warrants issued	$18,306	$—
Fair value of warrants exercised	$—	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2018 and 2017 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) on March 16, 2018 and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Our primary research focus is on ocular melanoma liver metastases (mOM), and intrahepatic cholangiocarcinoma (ICC), a type of liver cancer, and certain other cancers that are metastatic to the liver. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

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

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has an accumulated deficit of $317.6 million at March 31, 2018. This deficit, among other factors raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2018 and 2017; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

On May 2, 2018, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-five hundred (1:500) split-adjusted basis. All owners of record as of the open of the OTCQB market on May 2, 2018 received one issued and outstanding share of Delcath common stock in exchange for five hundred outstanding shares of Delcath common stock. No fractional shares were issued in connected with the reverse stock split. All fractional shares created by the one-for-five hundred exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s consolidated financial statements contained in this Annual Report on Form 10-K and the accompanying Notes have been restated to give retrospective presentation for the reverse stock split.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed for the period ended December 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method and the impact was determined to be immaterial on its consolidated financial statements.  The new revenue standard was applied prospectively in Delcath’s condensed consolidated financial statements from January 1, 2018 forward and reported financial information for historical comparable periods will not be revised and will continue to be reported under the accounting standards in effect during those historical periods.

Delcath generates revenue from the sales of its product in Europe, where its system is commercially available under the trade name Delcath Hepatic CHEMOSAT Delivery System for Melphalan (“CHEMOSAT®”). Revenue from product sales is generally recognized at the time of shipment to a treating center or distributor, when control of the promised goods has been transferred to our customers. When obligations or contingencies remain after the products are shipped, such as training and certifying new treatment centers, revenue is deferred until the obligations or contingencies are satisfied.

Delcath has one distribution contract with a Turkish distributor. The contract has standard provisions for termination, renewal, limited warranty and right of return. CHEMOSAT kits are delivered to the Turkish distributor as orders are received and revenue is recognized at the time of shipment to the distributor. Delcath sells directly to centers in Europe with the exception of those centers located in Turkey. Sales are processed when purchase orders are received from the hospitals and revenue is recognized at the time of shipment to the treating center.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new guidance requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this standard on January 1, 2018.

Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The adaption of this standard did not have a material impact on the Company’s financial statements.

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

(2)	Inventories

Inventories consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$275	$298
Work-in-process	682	721
Finished goods	323	229
Total inventories	$1,280	$1,248

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Insurance premiums	$337	$421
Financing costs	—	70
VAT/GST receivable	34	29
Security Deposit	49	50
Other[1]	134	130
Total prepaid expenses and other current assets	$554	$700

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at March 31, 2018 and December 31, 2017.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Buildings and land	$579	$579
Enterprise hardware and software	1,746	1,744
Leaseholds	1,719	1,705
Equipment	971	971
Furniture	176	175
Property, plant and equipment, gross	5,191	5,174
Accumulated depreciation	(4,003)	(3,876)
Property, plant and equipment, net	$1,188	$1,298

Depreciation expense for the three months ended March 31, 2018 was approximately $0.1 million, as compared to approximately $0.1 million for the same period in 2017.

(5)	Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Compensation, excluding taxes	$738	$869
Clinical trial expenses	1,603	1,124
Professional fees	95	221
Short-term portion of lease restructuring	197	209
Other[1]	893	985
Total accrued expenses	$3,526	$3,408

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at March 31, 2018 and December 31, 2017.

(6)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the reduced size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of March 31, 2018, the total remaining lease restructuring liability for its leased office space was approximately $0.5 million, of which approximately $0.2 million and $0.3 million were included in Accrued expenses and Other non-current liabilities on the condensed consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of March 31, 2018:

(in thousands)	Lease Liability
Reserve balance at December 31, 2017	$604
Charges	—
Payments/Utilizations	(58)
Reserve balance at March 31, 2018	$546

(7)	Stockholders’ Equity

Stock Issuances

Reverse Stock Split

On May 2, 2018, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-five hundred (1:500) split-adjusted basis. All owners of record as of the open of the OTCQB market on May 2, 2018 received one issued and outstanding share of Delcath common stock in exchange for five hundred outstanding shares of Delcath common stock. No fractional shares were issued in connected with the reverse stock split. All fractional shares created by the one-for-five hundred exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s consolidated financial statements contained in this Quarterly Report on Form 10-Q and the accompanying Notes have been restated to give retrospective presentation for the reverse stock split.

February 2018 Financing

In February 2018, the Company completed the sale of 424,000 shares of its common stock, 76,000 pre-funded warrants and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement, with net proceeds after expenses of $4.3 million. The February 2018 Warrants are exercisable one year after the anniversary date of their issuance. At March 31, 2018, the February 2018 Warrants were exercisable at $10.00 per share with 1.0 million warrants outstanding. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The Company valued the February 2018 Warrants using the following inputs: exercise price of $10.00; contractual term of six years; volatility of 122.68% and risk free rate of approximately one percent.  Due to certain price protection features in the agreement, the February 2018 Warrants were accounted for as a derivative liability at issuance and will be subsequently marked to market through the statement of operations.

Stock Incentive Plans

As a result of the May 2, 2018 reverse stock split, the Company’s Stock Incentive Plans have no active grants and no further shares available to be granted.

For the three months ended March 31, 2018, the Company recognized compensation expense of approximately $7,000 relating to stock options granted to employees. For the same period in 2017, the Company recognized compensation expense of approximately $21,000.

For the three months ended March 31, 2018, the Company recognized compensation expense of approximately $14,000 relating to restricted stock granted to employees.  For the same period in 2017, the Company recognized compensation expense of approximately $27,000.

(8)	Fair Value Measurements

Derivative Warrant Liability

For the three months ended March 31, 2018, the Company recorded derivative warrant income of $14.7 million. The resulting derivative warrant liabilities totaled $4.2 million at March 31, 2018.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2018 and December 31, 2017was determined by using option pricing models with the following assumptions:

	March 31, 2018	December 31, 2017
Expected life (in years)	0.58 - 5.87	0.82 - 4.88
Expected volatility	122.68% - 291.61%	130.88% - 266.92%
Risk-free interest rates	1.95% - 2.63%	1.68% - 2.06%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2018
Liabilities
Derivative instrument liabilities	$—	$—	$4,169	$4,169

For the periods ended March 31, 2018 and 2017, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the three months ended March 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2017	$560
Fair value of warrants issued	18,306
Fair value of warrants exercised	—
Total change in the liability included in earnings	(14,697)
Balance at March 31, 2018	$4,169

(9)	Net Loss per Common Share

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2018 and March 31, 2017 because their effects would be anti-dilutive:

	March 31,
	2018	2017
Warrants	1,014,041	41
Total	1,014,041	41

(10)	Taxes

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

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. During the third quarter of 2015, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for the year ended December 31, 2013. The examination was completed in the third quarter of 2017 and no changes were made to the reported amounts. Accordingly, there was no effect on the financial statements as a result of the examination. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 13 Income Taxes of the Company’s Annual Report.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of deferred tax re-measurements and the transition tax to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. However, we were able to determine a provisional amount of $143,500 (offset by valuation allowance) and $0, respectively, related to the deferred tax re-measurement and one-time transition tax (additional detail is provided in Note 13 Income Taxes of the Company’s Annual Report). As of March 31, 2018, a SAB 118 measurement period adjustment has not been recorded, as the Company is continuing to assess the impact from the Tax Act and will record adjustments in 2018 if necessary.

In October 2016, the Financial Accounting Standards Board ("FASB") issued accounting standards update 2016-16 which simplifies the income tax consequences of intra-entity transfers other than inventory. Prior to ASU 2016-16, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 eliminates this prohibition for intra-entity transfers of assets other than inventory but retain the prohibition for intra-entity transfers of inventory. This standard is effective for public entities for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-16, effective on January 1, 2018. As a result of adoption, the Company recognized a $834 decrease to its net operating loss deferred tax assets, offset by a $834 decrease to the corresponding valuation allowance.

(11)	Subsequent Events

The Company completed its Consent Solicitation in lieu of a Special Meeting of Shareholders on April 6, 2018 and reported that both a proposal to approve an amendment to our amended and restated certificate of incorporation to increase our authorized shares of common stock from 500,000,000 to 1,000,000,000 and a proposal to approve an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our common stock at a range of ratios from 1-for-100 to 1-for-500, in the discretion of the Board of Directors and to be announced by press release, and to grant authorization to the Board of Directors to determine, in its sole discretion, whether to implement the reverse stock split, as well as its specific timing (but not later than April 6, 2019) were approved by shareholders.

On May 2, 2018, the Company effected a reverse stock split at which time Delcath’s common stock began trading on the OTCQB on a one-for-five hundred (1:500) split-adjusted basis. All owners of record as of the open of the OTCQB market on May 2, 2018 received one issued and outstanding share of Delcath common stock in exchange for five hundred outstanding shares of Delcath common stock. No fractional shares were issued in connected with the reverse stock split. All fractional shares created by the one-for-five hundred exchange were rounded up to the next whole share. The reverse stock split had no impact on the par value per share of Delcath common stock, which remains at $0.01. All current and prior period amounts related to shares, share prices and earnings per share, presented in the Company’s consolidated financial statements contained in this Quarterly Report on Form 10-Q and the accompanying Notes have been restated to give retrospective presentation for the reverse stock split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K to provide an understanding of its results of operations, financial condition and cash flows.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended March 31, 2018 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending March 31, 2018 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2017  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this report as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s 2017 Annual Report on Form 10-K.

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

Percutaneous Hepatic Perfusion (PHP) vs. Cisplatin/Gemcitabine in Patients with Intrahepatic Cholangiocarcinoma - NCT03086993

In  April 2018 we announced the initiation of a new pivotal trial of Melphalan/HDS to treat patients with intrahepatic cholangiocarcinoma (ICC) titled A Randomized, Controlled Study to Compare the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment Given Sequentially Following Cisplatin/Gemcitabine versus Cisplatin/Gemcitabine (Standard of Care) in Patients with Intrahepatic Cholangiocarcinoma (The ALIGN Trial).   The ALIGN trial is being conducted under a SPA announced in March of 2017.  Under the terms of the SPA, the ALIGN Trial will enroll approximately 295 ICC patients at approximately 40 clinical sites in the U.S. and Europe.  The primary endpoint is overall survival (OS) and secondary and exploratory endpoints include safety, progression-free survival (PFS), overall response rate (ORR) and quality-of-life measures. The ALIGN Trial is designed to be cost effective and pursued in a financially prudent manner when financial resources permit. The SPA agreement for the ALIGN TRIAL indicates that the pivotal trial design adequately addresses objectives that, if met, would support regulatory requirements for approval of Melphalan/HDS in ICC.  However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the totality of data in the application.

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

With the objectives of identifying an efficacy signal worthy of further clinical investigation now met, we have terminated enrollment in our Phase 2 program and have closed the Phase 2 trials in order to focus available resources on the FOCUS Trial and the ALIGN Trial.

Clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator treatment or required prior therapy. A substantial portion of the Company’s operating expenses consist of research and development expenses incurred in connection with its clinical trials. See the Company’s Consolidated Financial included in Item 8 of its Annual Report on Form 10-K.

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

Recent Data Presentations

In March 2018, we announced that a comparative summary of research was presented by Dr. Jonathan Zager of Moffitt Cancer Center in Tampa, FL, at the Society of Surgical Oncology (SSO) annual meeting. In a presentation entitled Percutaneous Hepatic Perfusion (PHP) in Hepatic Liver Metastases, Dr. Zager compared the results from the Company’s prior Phase 3 study, published by Hughes, et al (Annals of Surgical Oncology, 2015) with more recent results published by Karydis, et al (Journal of Surgical Oncology, 2017) and Abbott, et al (American Journal of Clinical Oncology, 2017). The Hughes study was conducted from 2005 to 2010, and used an earlier generation of the Melphalan/HDS system, whereas the Karydis and Abbott studies evaluated patients primarily treated with the Generation Two version of the Melphalan/HDS system along with other refinements to the peri- and post-procedure management of patients.

In his presentation, Dr. Zager highlighted that in all three studies results with PHP provided evidence of improved efficacy, with Hughes showing a 5x increase in hPFS over the study control arm (PHP 245 days vs BAC 49 days), and Abbott showing significantly longer hPFS for PHP than treatment with chemoembolization (CE) and Yttrium-90 beads (Y90) (PHP 310 days, CE 80 days, Y-90 54 days). Karydis showed an overall response rate with PHP of 47%, a >84% disease control rate and hPFS of 9.1 months. Regarding safety, Dr. Zager compared select safety data in the Hughes study conducted with the generation one system with data from the Karydis study conducted primarily in patients treated with the generation two system. The Hughes study was characterized by high percentages of hematologic side effects ranging from 60%-86% (anemia, thrombocytopenia, neutropenia). In the Karydis study, Grade

3 and 4 hematologic side effects (anemia, neutropenia, thrombocytopenia) were seen in approximately 30% of patients treated with PHP. Dr. Zager attributed this improvement in the safety profile to improvements in filtration with the generation two system, improved peri- and post-procedure management of patients, and greater experience in the treating centers. Dr. Zager concluded that PHP Therapy can be administered safely in high-volume cancer centers.

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

In March 2018, we announced that we entered into a commercial supply agreement with Tillomed Laboratories, an EMCURE company, for the procurement of melphalan for use with CHEMOSAT in Europe. Tillomed Laboratories specializes in the licensing, marketing and supply of generic and branded pharmaceutical products to hospitals, wholesalers and pharmacists nationwide, in a cost-effective and timely manner. We believe this agreement establishes firm control over our melphalan supply chain in Europe, and over time will provide economies of scale.  The supply agreement with Tillomed also gives Delcath access to the drug dossier for melphalan hydrochloride, an important asset that potentially provides a drug approval pathway with the European Medicines Agency (EMA) in Europe.  As many of the cancers of the liver we are treating with CHEMOSAT are orphan indications in the United States, a Marketing Authorization Application (MAA) approval by the EMA for CHEMOSAT could potentially provide added market protection for these indications in Europe.

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

Recent Events

On April 9, 2018 the Company announced that shareholders approved the provisions of the Company’s Consent Solicitation filed with the Securities Exchange Commission (SEC) on February, 26, 2018. By a vote of 54.3%, shareholders as of the record date of February 9, 2018 approved the Company’s proposals to amend its certificate of incorporation to increase its authorized shares of common stock from 500,000,000 to 1,000,000,000 (the Authorized Share Increase), and, by a vote of 52.8%, to effect a reverse stock split of the Company’s common stock at a range of 1-for-100 to 1-for-500 (the Reverse Stock Split Authorization). We effected our increase in authorized shares on April 21, 2018 and our 1-for-500 reverse stock split on May 2, 2018.

Results of Operations for the three months ended March 31, 2018; Comparisons of Results of Operations for the three months ended March 31, 2017

Revenue

The Company recorded approximately $0.7 million in revenue related to product sales for the three months ended March 31, 2018 and $0.7 million in revenue related to product sales for the three months ended March 31, 2017. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the three months ended March 31, 2018, the Company recorded cost of goods sold of approximately $0.1 million compared to $0.2 million for the three months ended March 31, 2017. The decrease in cost of goods is commensurable to the slight decrease in sales quarter over quarter.

Selling, General and Administrative Expenses

For the three month periods ended March 31, 2018 and 2017, selling, general and administrative expenses were $2.4 million. The slight decrease for the three months ended March 31, 2018 is related to a reduction in corporate taxes and adjustments to overhead allocations.

Research and Development Expenses

For the three month periods ended March 31, 2018 and 2017, research and development expenses increased to $5.7 million from $2.3 million, primarily due to the ongoing accrual of the Company’s Phase 3 FOCUS trial which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to:

1. the restructuring lease liability discussed in Note 6 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q; and the decrease of $8.3 million is due to the extinguishment of the convertible note.

Interest income is from a money market account and interest earned on operating accounts.

Derivative Instrument Income

For the three months ended March 31, 2018 derivative instrument income increased to $14.7 million from $1.2 million for the three months ended March 31, 2017. The increase  of $13.5 million is due to the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 8 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Income

The Company recorded net income for the three months ended March 31, 2018, of $7.2 million, an increase of $18.5 million, or 163.4%, compared to a net loss of $11.3 million for the same period in 2017. This increase in net income is primarily due to an $8.3 million decrease in interest expense primarily related to the amortization of debt discounts related to convertible notes that were fully satisfied in 2017, and a $13.5 million increase in the change in the fair value of the warrant liability, both non-cash items. Additionally, there was a $3.3 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives.

Liquidity and Capital Resources

The Company’s capital resources as of March 31, 2018 are not sufficient to fund planned operations during 2018. The Company will need to raise $20-25 million of outside capital under structures available to it including debt and/or equity offerings this year. If these sources do not provide the capital necessary to fund the Company’s operations, the Company will need to curtail certain aspects of its operations or consider other means of obtaining additional financing, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

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

At March 31, 2018, the Company had cash and cash equivalents totaling $2.0 million, as compared to cash and cash equivalents totaling $4.0 million at December 31, 2017 and $6.4 million at March 31, 2017. During the three months ended March 31, 2018 and March 31, 2017, the Company used $6.4 million and $3.8 million respectively, of cash in its operating activities. The Company believes that its capital resources are adequate to fund its operating activities through May 2018.

Our consolidated financial statements as of March 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, and public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, 2016 and 2018, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by a private placement of convertible notes in 2016. For a detailed discussion of the Company’s various sales of securities see Note 7 to the Company’s financial statements contained in this Quarterly Report on Form 10-Q.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, funding of clinical trials, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited financial statements contained in the 2017 Annual Report on Form 10-K.

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

In February 2018, the Company completed the sale of 424,000 shares of its common stock and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement. The Company received net proceeds of $4.6 million, with cash proceeds after related expenses from this transaction of $4.3 million. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At March 31, 2018, the February 2018 Warrants were exercisable at $10.00 per share with 1.0 million warrants outstanding. The February 2018 Warrants have a six-year term and are not exercisable until the first anniversary of issuance.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the July 2015 Series A Warrants, the October 2016 Warrants, the November 2017 Warrants and the February 2018 Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the three months ended March 31, 2018, the Company recorded pre-tax derivative instrument income of $14.7 million. The fair value of the Warrants totaled $4.2 million at March 31, 2018. Management expects that the warrants outstanding at March 31, 2018 will either be exercised or expire worthless. The fair value of the Warrants at March 31, 2018 was determined by using option pricing models assuming the following:

	March 31, 2018	December 31, 2017
Expected life (in years)	0.58 - 5.87	0.82 - 4.88
Expected volatility	122.68% - 291.61%	130.88% - 266.92%
Risk-free interest rates	1.95% - 2.63%	1.68% - 2.06%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of March 31, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Delcath’s 2017 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.  There have been no material changes in these risk factors since such disclosure.

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

DELCATH SYSTEMS, INC.

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

May 10, 2018	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)