Form 10-Q
period 2018-06-30
DELCATH SYSTEMS, INC.
filed 2018-08-14
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, 932,158 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,283	$3,999
Restricted cash	1,062	1,325
Accounts receivables, net	397	317
Inventories	1,250	1,248
Prepaid expenses and other current assets	382	700
Total current assets	4,374	7,589
Property, plant and equipment, net	1,099	1,298
Total assets	$5,473	$8,887

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,607	$3,846
Accrued expenses	5,220	3,408
Current portion of convertible notes payable, net of discount	387	—
Warrant liability	6,883	560
Total current liabilities	18,097	7,814
Convertible notes payable, net of current portion and debt discount	27	—
Other non-current liabilities	439	395
Total liabilities	18,563	8,209

Commitments and Contingencies	—	—

Stockholders' equity (deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized; 932,159 and 263,305 shares issued and 932,158 and 263,304 shares outstanding at June 30, 2018 and December 31, 2017, respectively*	9	3
Additional paid-in capital	311,293	325,516
Accumulated deficit	(324,305)	(324,832)
Treasury stock, at cost; 1 share at June 30, 2018 and December 31, 2017, respectively*	(51)	(51)
Accumulated other comprehensive (loss) income	(36)	42
Total stockholders' (deficit) equity	(13,090)	678
Total liabilities and stockholders' equity	$5,473	$8,887

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$858	$584	$1,560	$1,327
Cost of goods sold	220	135	367	354
Gross profit	638	449	1,193	973

Operating expenses:
Selling, general and administrative	2,641	2,532	5,007	4,947
Research and development	4,089	2,518	9,781	4,840
Total operating expenses	6,730	5,050	14,788	9,787
Operating loss	(6,092)	(4,601)	(13,595)	(8,814)

Change in fair value of the warrant liability, net	2,513	(38)	17,209	1,200
Gain on warrant extinguishment	—	9,613	—	9,613
Loss on issuance of financial instrument	(2,826)	—	(2,826)	—
Interest expense	(248)	(6,916)	(251)	(15,282)
Other (expense) income	(5)	(1)	(10)	7
Net income (loss)	$(6,658)	$(1,943)	$527	$(13,276)
Other comprehensive loss:
Foreign currency translation adjustments	(36)	(30)	(78)	(8)
Comprehensive loss	$(6,694)	$(1,973)	$449	$(13,284)

Common share data:
Basic loss per common share*	$(7.26)	$(1,373)	$0.67	$(15,656)
Diluted loss per common share*	$(7.26)	$(1,373)	$(0.12)	$(15,656)

Weighted average number of basic shares outstanding*	916,706	1,416	788,512	848
Weighted average number of diluted shares outstanding*	916,706	1,416	799,430	848

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock Issued
	$0.01 Par Value		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	263,305	$3	(1)	$(51)	$325,516	$(324,832)	$42	$678
Compensation income for issuance of stock options	—	—	—	—	(40)	—	—	(40)
Compensation income for issuance of restricted stock	—	—	—	—	(81)	—	—	(81)
Sale of common stock, net of expenses	668,854	6	—	—	4,204	—	—	4,210
Fair value of warrants issued	—	—	—	—	(18,306)	—	—	(18,306)
Net income	—	—	—	—	—	527	—	527
Total comprehensive loss	—	—	—	—	—	—	(78)	(78)
Balance at June 30, 2018	932,159	$9	(1)	$(51)	$311,293	$(324,305)	$(36)	$(13,090)

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended
	2018	2017
Cash flows from operating activities:
Net income (loss)	$527	$(13,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation (income) expense	(40)	46
Restricted stock compensation (income) expense	(81)	64
Depreciation expense	236	127
Loss on disposal of equipment	—	20
Warrant liability fair value adjustment	(17,209)	(1,200)
Gain on warrant extinguishment	—	(9,613)
Non-cash interest income	(1)	(1)
Deferred revenue	—	2
Loss on issuance of financial instrument	2,826	—
Debt discount amortization	238	15,277
Changes in assets and liabilities:
Prepaid expenses and other assets	318	201
Accounts receivable	(163)	(94)
Inventories	43	(208)
Accounts payable and accrued expenses	3,985	628
Other non-current liabilities	44	(110)
Net cash used in operating activities	(9,277)	(8,137)

Cash flows from investing activities:
Purchase of property, plant and equipment	(39)	(276)
Net cash used in investing activities	(39)	(276)

Cash flows from financing activities:
Net proceeds from the release of restricted cash	263	5,954
Release of restricted cash for extinguishment of Series C Warrants	—	7,876
Extinguishment of Series C Warrants	—	(7,876)
Net proceeds from convertible note debt financing	2,172	—
Net proceeds from sale of stock	4,210	15
Net cash provided by financing activities	6,645	5,969
Foreign currency effects on cash and cash equivalents	(45)	(149)
Net decrease in cash and cash equivalents	(2,716)	(2,593)

Cash and cash equivalents:
Beginning of period	3,999	4,409
End of period	$1,283	$1,816

Supplemental non-cash financing activities:
Conversion of convertible notes	$—	$15,831
Fair value of warrants issued	$23,532	$—
Fair value of warrants exercised	$—	$19,000

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) on March 16, 2018 and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Our clinical development program for CHEMOSAT and Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and The ALIGN Trial, a registration trial for intrahepatic cholangiocarcinoma (ICC). Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in colorectal cancer metastatic to the liver (mCRC) and pancreatic cancer metastatic to the liver.

Liquidity and Operating Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and expects to continue incurring losses for the next several years. These losses, among other factors raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2018 and 2017; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including interim periods within those fiscal years. An entity that elects early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

(2)	Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Raw materials	$339	$298
Work-in-process	755	721
Finished goods	156	229
Total inventories	$1,250	$1,248

(3)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Insurance premiums	$168	$421
Security deposit	50	50
VAT/GST receivable	37	29
Software	26	15
Financing costs	25	70
Other[1]	76	115
Total prepaid expenses and other current assets	$382	$700

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at June 30, 2018 and December 31, 2017.

(4)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Buildings and land	$579	$579
Enterprise hardware and software	1,743	1,744
Leaseholds	1,702	1,705
Equipment	979	971
Furniture	199	175
Property, plant and equipment, gross	5,202	5,174
Accumulated depreciation	(4,103)	(3,876)
Property, plant and equipment, net	$1,099	$1,298

Depreciation expense for the three and six months ended June 30, 2018 was approximately $0.1 million and $0.2 million, respectively, as compared to approximately $0.1 million and $0.1 million, respectively, for the same period in 2017.

(5)	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2018	2017
Compensation, excluding taxes	$1,573	$869
Clinical trial expenses	2,304	1,124
Professional fees	314	221
Short-term portion of lease restructuring	193	209
Other[1]	836	985
Total accrued expenses	$5,220	$3,408

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at June 30, 2018 and December 31, 2017.

(6)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of June 30, 2018:

(in thousands)	Lease Liability
Reserve balance at December 31, 2017	$604
Charges	—
Payments/Utilizations	(109)
Reserve balance at June 30, 2018	$495

(7)	Secured Convertible Notes Payable and Common Stock Purchase Warrants

On June 4, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor pursuant to which the Company issued $3.3 million in principal face amount of senior secured convertible notes of the Company (the “Notes”) and related Series D Warrants (the “Series D Warrants”) to purchase additional shares of the Company’s common stock (“Common Stock”). Notes in the amount of $3.3 million were issued for cash proceeds of $2.4 million with an original issue discount in the amount of $1.1 million. The Notes are secured pursuant to a Security Agreement which creates a first priority security interest in all of the personal property (other than Excluded Collateral (as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future. The Notes bear 8% interest payable quarterly in cash. Of the $3.3 million in issued Notes, $2.5 million matures in six months; the balance of $0.8 million is payable in twelve installments beginning seven (7) months after the original issuance date. Each payment shall be paid in cash or, provided that the Market Price (as defined in the SPA) is at least the conversion price of $3.00, at the option of the Company, upon ten (10) Trading Days’ written notice to the Holder, in free trading Common Stock at the conversion price.

In connection with the issuance of the Notes under the SPA, the Company also issued Series D Warrants. Warrant D-1 is exercisable to acquire 1.1 million shares of Common Stock at an initial exercise price of $4.00. Warrants D-2 101-113 are exercisable to acquire 13.0 million shares of Common Stock at a pre-funded exercise price of $0.01. The Company may buy back each D-2 Warrant on its date of initial exercisability so long as the Company is not in default and the applicable installment payment for each month commencing on January 4, 2019 through December 4, 2019 has been paid when due. In the event that Delcath’s Market Price (as defined in the Note Agreement) is less than $3.00, the Company can only purchase back these warrants if the Notes payable are settled for cash. The provisions in the Series D Warrants required the Company to account for the warrants as derivative liabilities. The Company valued the Series D Warrants using the following inputs:

	Warrant D-1	Warrant D-2
Expected life (in years)	5.0	5.5 - 6.5
Expected volatility	194.10%	215.0% - 389.0%
Risk-free interest rates	2.78%	2.13% - 2.30%

The Company recognized a discount to debt of $2.3 million and additional expense of $2.8 million was recognized as a Loss on issuance of a financial instrument related to the initial fair value of the Series D Warrants. The D-1 Warrants have a five-year term; the D-2 Warrants have a five-year term from initial exercisability which begins on the fifth day of each month commencing December 5, 2018, through December 5, 2019, for each of Warrant D-2-101 through 113 respectively.

(8)	Stockholders’ Equity

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

February 2018 Financing

In February 2018, the Company completed the sale of 424,000 shares of its common stock, 76,000 pre-funded warrants and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement, with net proceeds after expenses of $4.3 million. The February 2018 Warrants are exercisable one year after the anniversary date of their issuance. At June 30, 2018, the February 2018 Warrants were exercisable at $10.00 per share with 1.0 million warrants outstanding. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The Company valued the February 2018 Warrants using the following inputs: exercise price of $10.00; contractual term of six years; volatility of 122.68% and risk free rate of approximately one percent.  Due to certain price protection features in the agreement, the February 2018 Warrants were accounted for as a derivative liability at issuance and will be subsequently marked to market through the statement of operations.

Stock Incentive Plans

As a result of the May 2, 2018 reverse stock split, the Company’s Stock Incentive Plans has no active grants and no further shares available to be granted.

For the three and six months ended June 30, 2018, the Company recognized compensation income of $47,000 and $40,000 relating to stock options granted to employees. For the same period in 2017, the Company recognized compensation expense of approximately $24,000 and $46,000 respectively.

For the three and six months ended June 30, 2018, the Company recognized compensation income of $94,000 and $81,000 relating to restricted stock granted to employees.  For the same period in 2017, the Company recognized compensation expense of approximately $6,000 and $100,000, respectively.

(9)	Fair Value Measurements

Derivative Warrant Liability

For the three and six months ended June 30, 2018, the Company recorded derivative warrant expense of $2.5 million and $17.2 million, respectively. The resulting derivative warrant liabilities totaled $6.9 million at June 30, 2018.  Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2018 and December 31, 2017 was determined by using option pricing models with the following assumptions:

	June 30,	December 31,
	2018	2017
Expected life (in years)	0.33 - 6.40	0.82 - 4.88
Expected volatility	132.69% - 372.0%	130.88% - 266.92%
Risk-free interest rates	1.99% - 2.92%	1.68% - 2.06%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2018
Liabilities
Derivative instrument liabilities	$—	$—	$6,883	$6,883

For the periods ended June 30, 2018 and 2017, there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the six months ended June 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2017	$560
Fair value of warrants issued	23,532
Fair value of warrants exercised	—
Total change in the liability included in earnings	(17,209)
Balance at June 30, 2018	$6,883

(10)	Net Loss per Common Share

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

	June 30,
(in thousands, except share data)	2018	2017
Net income (loss) - basic	$527	$(13,276)
Adjustment for gain on warrant income	(619)	—
Net loss - diluted	$(92)	$(13,276)

Weighted average shares outstanding - basic	788,512	848
Weighted average shares outstanding - diluted	799,430	848

Net income (loss) per share - basic	$0.67	$(15,656)
Net income (loss) per share - diluted	$(0.12)	$(15,656)

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2018 and 2017 because their effects would be anti-dilutive:

	June 30,	June 30,
	2018	2017
Stock options	—	55,846
Unvested restricted shares	—	101,294
Warrants	2,116,296	36,848
Assumed conversion of convertible notes	1,116,255	—
Total	3,232,551	193,988

(11)	Taxes

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of deferred tax re-measurements and the transition tax to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. As of June 30, 2018, a SAB 118 measurement period adjustment has not been recorded, as the Company is continuing to assess the impact from the Tax Act and will record adjustments in 2018 if necessary.

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

(12)	Subsequent Events

Additional Secured Convertible Note

On July 20, 2018, the Company entered into a Securities Purchase Agreement with Discover Growth Fund, LLC for the remaining Notes and Warrants in proportionate amounts to those issued in the June 4, 2018 transaction which is discussed in Note 7, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, and received gross proceeds of $1,600,000.

Warrant Amendments

On July 20, 2018, the Company and Discover Growth Fund amended the June 4, 2018 Securities Purchase Agreement to delay the Company’s registration obligation, and amended the Warrants issued thereunder so that they are exercisable as of the amendment date and the Company may redeem them at any time the Notes are no longer outstanding as well as to amend the Fundamental Transaction clause in each which result in the Series D Warrants no longer being treated as a liability as of the date of the amendment.

Litigation

On July 27, 2018, Hudson Bay Master Fund Ltd. filed a summons and complaint against the Company in the New York State Supreme Court, New York County (the “Suit”). The Suit alleges breaches by the Company of Hudson Bay’s rights of participation in future Company offerings granted in the September 2017 Securities Purchase Agreement between the Company and Hudson Bay and in the February 2018 Securities Purchase Agreement among, inter alia, the Company and Hudson Bay. In terms of relief sought, Hudson Bay claims both monetary damages (which it claims to be in excess of $1 million) and specific performance. The Company denies any liability with respect to the claims set forth in the Suit.

Rights Offering

On August 3, 2018, our registration statement on Form S-1 was declared effective by the SEC.  Pursuant to our rights offering, we have distributed to holders of our common stock, and holders of certain of our instruments convertible or exchangeable into our common stock, on an as converted basis, non-transferrable subscription rights (500 shares per right) to purchase up to an aggregate of 28,571,429 shares of our common stock. Holders of our common stock will receive one subscription right for each share of common stock owned and holders of certain of our instruments convertible or exchangeable into our common stock will receive one subscription right for each share of common stock they would own upon full conversion of certain of our instruments convertible or exercisable into our common stock owned and settled by, 4:00 p.m., New York City time, on August 3, 2018; provided, that, the rights may only be exercised for a maximum of the lesser of 28,571,429 shares or $50.0 million of subscription proceeds.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2018 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending June 30, 2018 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2017  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Our clinical development program for CHEMOSAT and Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating overall survival in mOM, and The ALIGN Trial, a registration trial for intrahepatic cholangiocarcinoma (ICC). Our clinical development plan (CDP) also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs) in colorectal cancer metastatic to the liver (mCRC) and pancreatic cancer metastatic to the liver.

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

(the FOCUS Trial) - NCT02678572

On July 27, 2018 we announced an amendment to our Phase 3 clinical trial in ocular melanoma liver metastases. Under the terms of the amendment, the trial, now entitled A Single-arm, Multi-Center, Open-Label Study to Evaluate the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment in Patients with Hepatic-Dominant Ocular Melanoma, will enroll 80 patients with ocular melanoma metastatic to the liver. Under the new protocol, the primary endpoint for the amended FOCUS trial will be objective response rate (ORR). Secondary endpoints will include duration of response, disease control rate, overall survival and progression-free survival. Additional exploratory outcome measures include time to objective response, hepatic progression-free survival, hepatic objective response, and quality of life, safety and other pharmacokinetic measures. Inclusion and exclusion criteria remain unchanged. Patients currently enrolled in the Melphalan/HDS arm of the trial under the previous protocol will continue to be treated and evaluated as part of the amended trial.

The rarity of ocular melanoma, absence of crossover to the experimental trial arm, and the availability of PHP® Therapy in a commercial setting in Europe have all combined to inhibit enrollment in this trial under its previous protocol. With this amendment, we have taken a significant step that we believe will accelerate our timeline to complete trial enrollment while providing a strong scientific case to support an application for approval.  With this amendment, The Company projects enrollment to complete by the end of the first half of 2019.

The amendment invalidates the prior Special Protocol Assessment (SPA) agreement for the prior version of the trial. Full details of the registration Phase 3 clinical trial will be made public upon the launch of the study and will be available at www.clinicaltrials.gov.

In April 2018, we announced that that the independent Data Safety Monitoring Board (DSMB) for this trial completed another review of safety data for treated patients in the trial under the prior protocol. The DSMB has again recommended that the study continue without modification. The trial amendment does not change safety related procedures or invalidate prior DSMB evaluations.

The FOCUS Trial is being conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Florida was activated as a participating center in January 2016 with Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, serving as the trial's lead investigator. Approximately 40 leading cancer centers in the United States and Europe are participating in the FOCUS Trial.

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

Recent Data Presentations

In May 2018 we announced that PHP Therapy was featured in a Video Learning Session presented at the Annual Meeting of the European Conference of Interventional Oncology (ECIO). Dr. M.C. Burgmans of Leiden University Medical Center (LUMC) in the Netherlands presented the training in the main auditorium session dedicated to advances in liver cancer therapies.  Dr. Burgmans presented an overview of the Percutaneous Hepatic Perfusion (PHP) procedure, discussed the therapy’s developmental history, demonstrating how to perform the procedure, as well as outlining its potential in ocular melanoma liver metastases and intrahepatic cholangiocarcinoma, and highlighting ongoing clinical research.

In his presentation, Dr. Burgmans stated his belief that PHP Therapy should be considered as first line therapy in ocular melanoma liver metastases, an opinion informed by both our commercial experience in Europe and our prior research into this tumor type. LUMC is an experienced treatment centers, and has recently completed its 100th treatment using CHEMOSAT. We believe Dr. Burgmans comments reflect growing confidence in this therapy’s role in treating ocular melanoma liver metastases.

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

Since launching CHEMOSAT in Europe, over 600 treatments have been performed at over 25 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine.  In 2017, we announced our first patient to receive eight CHEMOSAT treatments, and have seen the average number of repeat treatments performed on a per patient basis consistently increase.In 2017, SPIRE Southampton Hospital in the U.K. and the Medical University of Hannover in Germany each surpassed 100 treatments with CHEMOSAT since initiating procedures and in 2018, Leiden University Medical Centre in the Netherlands surpassed 100 treatments with CHEMOSAT since initiating procedures.

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

Spain

In Spain, the Company has determined that there was no benefit to continuing with its relationship with a local sales agency and has exited the Spanish market.

Turkey

In April 2016 we announced the activation of the Hacettepe University Clinic in Ankara, Turkey as a CHEMOSAT treatment center. Hacettepe University Clinic successfully completed its first CHEMOSAT treatments in March 2016, and the center represents the first CHEMOSAT commercial location to be activated outside of the European Union. In 2018 a second center has been activated in Turkey. We believe that these centers can serve as important location for CHEMOSAT treatment to patients in Turkey and throughout the region.

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

Recent Events

On June 4, 2018 the Company sold 8% Senior Secured Convertible Promissory Notes (“Notes”) and warrants and prepaid warrants (“Warrants”) pursuant to a Securities Purchase Agreement (“Agreement”) with an institutional investor in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Rule 506(b) promulgated thereunder, and received gross proceeds of $2,400,000.  The Agreement provided for an aggregate subscription amount for all securities to all purchasers of up to $4,000,000. On July 20, 2018, the Company entered into a second Securities Purchase Agreement with another institutional investor for the remaining Notes and Warrants in proportionate amounts to those issued in the June 4, 2018 transaction, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, and received gross proceeds of $1,600,000.

On July 20, 2018, the Company and the investor from the June 4, 2018 transaction amended the Agreement to delay the Company’s registration obligation, and amended the Warrants issued thereunder so that they are exercisable as of the amendment date, and the Company may redeem them at any time the Notes are no longer outstanding.

On August 3, 2018, our registration statement on Form S-1 was declared effective by the SEC.  Pursuant to our rights offering, we have distributed to holders of our common stock, and holders of certain of our instruments convertible or exchangeable into our common stock, on an as converted basis, non-transferrable subscription rights (500 shares per right) to purchase up to an aggregate of 28,571,429 shares of our common stock. Holders of our common stock will receive one subscription right for each share of common stock owned and holders of certain of our instruments convertible or exchangeable into our common stock will receive one subscription right for each share of common stock they would own upon full conversion of certain of our instruments convertible or exercisable into our common stock owned and settled by, 4:00 p.m., New York City time, on August 3, 2018; provided, that, the rights may only be exercised for a maximum of the lesser of 28,571,429 shares or $50.0 million of subscription proceeds.

Results of Operations for the three and six months ended June 30, 2018; Comparisons of Results of Operations for the three and six months ended June 30, 2017

Three months ended June 30, 2018 and June 30, 2017

Revenue

The Company recorded approximately $0.9 million in revenue related to product sales for the three months ended June 30, 2018 and $0.6 million in revenue related to product sales for the three months ended June 30, 2017. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the three months ended June 30, 2018, the Company recorded cost of goods sold of approximately $0.2 million compared to $0.1 million for the three months ended June 30, 2017. The increase in cost of goods is commensurable to the slight increase in sales quarter over quarter.

Selling, General and Administrative Expenses

For the three month period ended June 30, 2018 and 2017, selling, general and administrative expenses were $2.6 million and $2.5 million, respectively. The slight increase for the three months ended June 30, 2018 is related to decreased production and adjustments to overhead allocations.

Research and Development Expenses

For the three month period ended June 30, 2018 and 2017, research and development expenses increased to $4.1 million from $2.5 million, primarily due to the ongoing accrual of the Company’s Phase 3 FOCUS trial which is discussed in further detail in the Current Clinical Development Program section above.

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

Change in the fair value of the warrant liability

For the three months ended June 30, 2018 the change in the fair value of the warrant liability adjusted to income of $2.5 million versus expense of $0.04 million for the three months ended June 30, 2017. The increase of $2.6 million is due to the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 9 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded net loss for the three months ended June 30, 2018, of $6.7 million, an increase of $4.7 million, or 242.6%, compared to a net loss of $1.9 million for the same period in 2017. This increase in net loss is primarily due to a $6.7 million decrease in interest expense primarily related to the amortization of debt discounts related to convertible notes that were fully satisfied in 2017, and a $2.6 million increase in the change in the fair value of the warrant liability, both non-cash items. Additionally, there was a $1.7 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives.

Six months ended June 30, 2018 and June 30, 2017

Revenue

The Company recorded approximately $1.6 million in revenue related to product sales for the six months ended June 30, 2018 and $1.3 million in revenue related to product sales for the six months ended June 30, 2017. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the six months ended June 30, 2018, the Company recorded cost of goods sold of approximately $0.4 million compared to $0.4 million for the six months ended June 30, 2017.

Selling, General and Administrative Expenses

For the six months ended June 30, 2018 the Company recorded selling, general and administrative expenses of approximately $5.0 million compared to $4.9 million for the same period in 2017. The slight increase for the three months ended June 30, 2018 is related to decreased production and adjustments to overhead allocations.

Research and Development Expenses

For the six months ended June 30, 2018 and 2017, research and development expenses increased to $9.8 million from $4.8 million, primarily due to the ongoing enrollment of our Phase 3 trial during 2018 which is discussed in further detail in the Current Clinical Development Program section above.

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

Derivative Instrument Income

For the six months ended June 30, 2018 derivative instrument income increased to $17.2 million from $1.2 million for the six months ended June 30, 2017. The increase of $16.0 million is due to the extinguishment of the Series C Warrants during the six months ended June 30, 2017, the issuance of Series D Warrants during the six months ended June 30, 2018 and the related mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 7 and Note 9 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Income

The Company recorded net income for the six months ended June 30, 2018, of $0.5 million, an increase of $13.8 million, or 104.0%, compared to a net loss of $13.3 million for the same period in 2017. This increase in net income is primarily due to a $15.0 million decrease in interest expense related to the amortization of debt discounts, offset by a reduction of prior year’s gain of $9.6 million on the extinguishment of the June 2016 Series C Warrants. Additionally, there was a $5.0 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives and a $16.0 million increase in the change in the fair value of the warrant liability, a non-cash item.

Liquidity and Capital Resources

The Company’s capital resources as of June 30, 2018 are not sufficient to fund planned operations during 2018. The Company will need to raise $20-25 million of outside capital under structures available to it including debt and/or equity offerings this year. If these sources do not provide the capital necessary to fund the Company’s operations, the Company will need to curtail certain aspects of its operations or consider other means of obtaining additional financing, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

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

At June 30, 2018, the Company had cash and cash equivalents totaling $1.3 million, as compared to cash and cash equivalents totaling $4.0 million at December 31, 2017 and $1.8 million at June 30, 2017. During the six months ended June 30, 2018 and June 30, 2017, the Company used $9.3 million and $8.1 million respectively, of cash in its operating activities. The Company believes that its capital resources are adequate to fund its operating activities through August 2018.

Our consolidated financial statements as of June 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, and public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, 2016 and 2018, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by the private placement of convertible notes in 2016 and 2018. For a detailed discussion of the Company’s various sales of securities see Note 8 to the Company’s financial statements contained in this Quarterly Report on Form 10-Q.

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

In February 2018, the Company completed the sale of 424,000 shares of its common stock and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement. The Company received net proceeds of $4.6 million, with cash proceeds after related expenses from this transaction of $4.3 million. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At June 30, 2018, the February 2018 Warrants had an exercise price of $10.00 per share with 1.0 million warrants outstanding. The February 2018 Warrants have a six-year term and are not exercisable until the first anniversary of issuance.

In June 2018, the Company issued Series D Warrants in connection with a private placement of senior secured notes discussed further in Note 7. Warrant D-1 is exercisable to acquire 1.1 million shares of Common Stock at an initial exercise price of $4.00. Warrants D-2 101-113 are exercisable to acquire 13.0 million shares of Common Stock at a pre-funded exercise price of $0.01. The Company may buy back each D-2 Warrant on its date of initial exercisability so long as the Company is not in default and the applicable installment payment for each month commencing on December 4, 2018 through December 4, 2019 has been paid when due. The Company allocated an estimated fair value of $3.8 million to the D-1 Warrants and an initial fair value of $1.4 million to the D-2 Warrants. At June 30, 2018, the D-1 Warrants were exercisable at $4.00 per shares with 1.1 million warrants outstanding, the Series D-2 Warrants were pre-funded at $0.01 with 13.0 million warrants outstanding. The D-1 Warrants have a five-year term; the D-2 Warrants have a five-year term from initial exercisability which begins on the fifth day of each month commencing December 5, 2018, through December 5, 2019, for each of Warrant D-2-101 through 113 respectively.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the July 2015 Series A Warrants, the October 2016 Warrants, the November 2017 Warrants, the February 2018 Warrants and the Series D Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As a result, for the six months ended June 30, 2018, the Company recorded pre-tax derivative instrument income of $17.2 million. The fair value of the Warrants totaled $6.9 million at June 30, 2018. Management expects that the warrants outstanding at June 30, 2018 will either be exercised or expire worthless. The fair value of the Warrants at June 30, 2018 was determined by using option pricing models assuming the following:

	June 30,	December 31,
	2018	2017
Expected life (in years)	0.33 - 6.40	0.82 - 4.88
Expected volatility	132.69% - 372.0%	130.88% - 266.92%
Risk-free interest rates	1.99% - 2.92%	1.68% - 2.06%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of June 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On July 27, 2018, Hudson Bay Master Fund Ltd. filed a summons and complaint against the Company in the New York State Supreme Court, New York County (the “Suit”). The Suit alleges breaches by the Company of Hudson Bay’s rights of participation in future Company offerings granted in the September 2017 Securities Purchase Agreement between the Company and Hudson Bay and in the February 2018 Securities Purchase Agreement among, inter alia, the Company and Hudson Bay. In terms of relief sought, Hudson Bay claims both monetary damages (which it claims to be in excess of $1 million) and specific performance. The Company denies any liability with respect to the claims set forth in the Suit.

Item 1A.	Risk Factors

Delcath’s 2017 Annual Report on Form 10-K, in Part 1 – Item 1A. "Risk Factors," contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.

We have had a legal proceeding filed against us, and it is premature to assess what the potential outcome of the proceeding will be, and what impact, if any, the outcome could have on our business.

On July 27, 2018, Hudson Bay Master Fund Ltd. filed a summons and complaint against the Company in the New York State Supreme Court, New York County (the “Suit”). The Suit alleges breaches by the Company of Hudson Bay’s rights of participation in future Company offerings granted in the September 2017 Securities Purchase Agreement between the Company and Hudson Bay and in the February 2018 Securities Purchase Agreement among, inter alia, the Company and Hudson Bay. In terms of relief sought, Hudson Bay claims both monetary damages (which it claims to be in excess of $1 million) and specific performance. While the Company denies any liability with respect to the claims set forth in the Suit, it is premature to assess the outcome of this proceeding, and what, if any, impact any potential outcome could have on our business operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2018 the Company sold 8% Senior Secured Convertible Promissory Notes (“Notes”) and warrants and prepaid warrants (“Warrants”) pursuant to a Securities Purchase Agreement (“Agreement”) with an institutional investor in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Rule 506(b) promulgated thereunder, and received gross proceeds of $2,400,000. The Agreement provided for an aggregate subscription amount for all securities to all purchasers of up to $4,000,000. On July 20, 2018, the Company entered into a second Securities Purchase Agreement with another institutional investor for the remaining Notes and Warrants in proportionate amounts to those issued in the June 4, 2018 transaction, in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, and received gross proceeds of $1,600,000.

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

August 14, 2018	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)