Form 10-Q
period 2018-09-30
DELCATH SYSTEMS, INC.
filed 2018-11-13
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐	Smaller reporting company	☐

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 8, 2018, 9,007,952 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,913	$3,999
Restricted cash	1,062	1,325
Accounts receivables, net	364	317
Inventories	954	1,248
Prepaid expenses and other current assets	527	700
Total current assets	11,820	7,589
Property, plant and equipment, net	1,012	1,298
Total assets	$12,832	$8,887

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$6,783	$3,846
Accrued expenses	6,125	3,408
Current portion of convertible notes payable, net of debt discount	2,664	—
Warrant liability	1,475	560
Total current liabilities	17,047	7,814
Convertible notes payable, net of current portion and debt discount	116	—
Other non-current liabilities	534	395
Total liabilities	17,697	8,209

Commitments and Contingencies	—	—

Stockholders' (deficit) equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized; 5,694,437 and 263,275 shares issued and 5,694,436 and 263,274 shares outstanding at September 30, 2018 and December 31, 2017, respectively*	57	3
Additional paid-in capital	328,209	325,516
Accumulated deficit	(333,185)	(324,832)
Treasury stock, at cost; 1 share at September 30, 2018 and December 31, 2017, respectively*	(51)	(51)
Accumulated other comprehensive income	105	42
Total stockholders' (deficit) equity	(4,865)	678
Total liabilities and stockholders' equity	$12,832	$8,887

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$824	$684	$2,384	$2,011
Cost of goods sold	233	172	600	527
Gross profit	591	512	1,784	1,484

Operating expenses:
Selling, general and administrative	2,279	2,860	7,286	7,807
Research and development	4,106	2,279	13,886	7,119
Total operating expenses	6,385	5,139	21,172	14,926
Operating loss	(5,794)	(4,627)	(19,388)	(13,442)

Change in fair value of the warrant liability, net	1,198	27	18,407	1,227
Gain on warrant extinguishment	—	—	—	9,613
Loss on debt extinguishment	(1,123)	(2,952)	(1,123)	(2,952)
Loss on issuance of financial instrument	—	—	(2,826)	—
Interest expense	(3,151)	(5,042)	(3,402)	(20,324)
Other (expense) income	(10)	(2)	(21)	5
Net loss	$(8,880)	$(12,596)	$(8,353)	$(25,873)
Other comprehensive loss:
Foreign currency translation adjustments	105	(15)	63	7
Comprehensive loss	$(8,775)	$(12,611)	$(8,290)	$(25,866)

Common share data:
Basic loss per common share*	$(0.25)	$(4,565)	$(0.60)	$(17,313)
Diluted loss per common share*	$(0.25)	$(4,565)	$(0.64)	$(17,313)

Weighted average number of basic shares outstanding*	35,859,866	2,763	13,888,577	1,494
Weighted average number of diluted shares outstanding*	35,859,866	2,763	13,888,587	1,494

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock Issued
	$0.01 Par Value		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	263,275	$3	(1)	$(51)	$325,516	$(324,832)	$42	$678
Compensation income for issuance of stock options	—	—	—	—	(40)	—	—	(40)
Compensation expense for issuance of restricted stock	60,000	1	—	—	34	—	—	35
Sale of common stock, net of expenses	5,336,665	53	—	—	11,224	—	—	11,277
Cashless exercise of warrants	34,497	—	—	—	—	—	—	-
Issuance of pre-funded warrants	—	—	—	—	520	—	—	520
Fair value of warrants issued in Feb 2018 public offering	—	—	—	—	(18,306)	—	—	(18,306)
Fair value of warrants issued with Convertible Notes	—	—	—	—	5,007	—	—	5,007
Fair value of warrants reclassified from liability to equity	—	—	—	—	4,210	—	—	4,210
Beneficial conversion feature of convertible note	—	—	—	—	44	—	—	44
Net loss	—	—	—	—	—	(8,353)	—	(8,353)
Total comprehensive loss	—	—	—	—	—	—	63	63
Balance at September 30, 2018	5,694,437	$57	(1)	$(51)	$328,209	$(333,185)	$105	$(4,865)

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,353)	$(25,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation (income) expense	(40)	48
Restricted stock compensation expense	35	84
Depreciation expense	342	198
Loss on disposal of equipment	—	20
Warrant liability fair value adjustment	(18,407)	(1,227)
Gain on warrant extinguishment	—	(9,613)
Non-cash interest income	(2)	16
Deferred revenue	—	(30)
Debt discount amortization	3,381	20,315
Loss on issuance of financial instrument	2,826	—
Loss on debt extinguishment	1,123	2,952
Changes in assets and liabilities:
Prepaid expenses and other assets	171	276
Accounts receivable	(60)	(94)
Inventories	289	(338)
Accounts payable and accrued expenses	5,662	1,767
Other non-current liabilities	139	(160)
Net cash used in operating activities	(12,894)	(11,659)

Cash flows from investing activities:
Purchase of property, plant and equipment	(59)	(372)
Net cash used in investing activities	(59)	(372)

Cash flows from financing activities:
Expenses from the release of restricted cash	—	(788)
Cash paid to extinguish of Series C Warrants	—	(7,876)
Net proceeds from sale of Series B and Series C preferred shares	—	2,278
Redemption of Series A and Series B preferred shares	—	(2,360)
Net proceeds from convertible note debt financing	5,727	—
Net proceeds from sale of common stock and pre-funded warrants	11,797	15
Net cash provided by financing activities	17,524	(8,731)
Foreign currency effects on cash, cash equivalents and restricted cash	80	(77)
Net decrease in cash, cash equivalents and restricted cash	4,651	(20,839)

Cash, cash equivalents and restricted cash:
Beginning of period	5,324	31,696
End of period	$9,975	$10,857

Supplemental non-cash financing activities:
Conversion of convertible notes to common stock	$—	$26,199
Fair value of warrants issued	$28,539	$—
Fair value of warrants exercised	$—	$19

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“Annual Report”), which has been filed with the Securities Exchange Commission (“SEC”) on March 16, 2018 and can also be found on the Company’s website (www.delcath.com). In these notes the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Our clinical development program (CDP) for CHEMOSAT and Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Phase 3 clinical trial that is investigating objective response rate in mOM, and The ALIGN Trial, a registration trial for intrahepatic cholangiocarcinoma (ICC). Our CDP also includes a commercial registry for CHEMOSAT non-clinical commercial cases performed in Europe and sponsorship of select investigator initiated trials (IITs).

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

The preparation of interim financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2018 and 2017; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

(2)	Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheet. Restricted cash does not include required minimum balances.

Restricted cash balances were as follows:

	September 30,	December 31,
(in thousands)	2018	2017
Cash and cash equivalents	$8,913	$3,999
Convertible Notes	—	238
Letters of credit	1,012	1,012
Security for credit cards	50	75
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$9,975	$5,324

(3)	Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Raw materials	$389	$298
Work-in-process	454	721
Finished goods	111	229
Total inventories	$954	$1,248

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Outside consultants	$249	$—
Taxes receivable	145	29
Insurance premiums	52	421
Security deposit	51	50
Software	19	15
Financing costs	—	70
Other[1]	11	115
Total prepaid expenses and other current assets	$527	$700

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at September 30, 2018 and December 31, 2017.

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Buildings and land	$589	$579
Enterprise hardware and software	1,742	1,744
Leaseholds	1,704	1,705
Equipment	985	971
Furniture	199	175
Property, plant and equipment, gross	5,219	5,174
Accumulated depreciation	(4,207)	(3,876)
Property, plant and equipment, net	$1,012	$1,298

Depreciation expense for the three and nine months ended September 30, 2018 was approximately $0.1 million and $0.3 million, respectively, as compared to approximately $0.1 million and, $0.2 million respectively, for the same period in 2017.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2018	2017
Compensation, excluding taxes	$2,362	$869
Clinical trial expenses	2,793	1,124
Professional fees	521	221
Short-term portion of lease restructuring	189	209
Other[1]	260	985
Total accrued expenses	$6,125	$3,408

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at September 30, 2018 and December 31, 2017.

(7)	Restructuring Expenses

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

The following table provides the year-to-date activity of the Company’s restructuring reserves as of September 30, 2018:

(in thousands)	Lease Liability
Reserve balance at December 31, 2017	$604
Charges	—
Payments/Utilizations	(159)
Reserve balance at September 30, 2018	$445

(8)	Secured Convertible Notes and related Common Stock Purchase Warrants

Convertible Notes, Net consisted of the following at September 30, 2018:

(in millions)	Interest rate	Conversion price	Principal	Unamortized Discount	Net Amount	Accrued Interest
June 2018 Convertible Note, as amended[1]	8.0%	$1.75	$3.4	$(1.5)	$1.9	$0.1
July 2018 Convertible Note, as amended[2]	8.0%	1.75	2.2	(1.7)	0.5	0.01
August 2018 Convertible Note[3]	8.0%	1.75	3.3	(2.9)	0.4	0.01
September 2018 Convertible Note[4]	8.0%	1.75	0.5	(0.5)	—	—
Total Convertible Notes Payable, Net			$9.4	$(6.6)	$2.8	$0.1

1 The June 2018 Convertible Note matures as follows: 75% on December 4, 2018; 25% on December 4, 2019

2 The July 2018 Convertible Note matures as follows: 75% on January 20, 2019; 25% on January 20, 2020

3 The August 2018 Convertible Note matures as follows: 75% on March 1, 2019; 25% on March 1, 2020

4 The September 2018 Convertible Note matures as follows: 75% on March 21, 2019; 25% on March 21, 2020

June 2018 Convertible Note

In June 2018, the Company entered into a Securities Purchase Agreement (the “June 2018 SPA”) with an institutional investor pursuant to which the Company issued $3.3 million in principal face amount of senior secured convertible notes of the Company (the “June 2018 Notes”) and related June 2018 Series D Warrant and June 2018 Pre-Funded Series D Warrants (the “June 2018 Series D Warrants”) to purchase additional shares of the Company’s common stock. June 2018 Notes in the amount of $3.3 million and June 2018 Pre-Funded Warrants in the amount of $0.2 million were issued for cash proceeds of $2.4 million with an original issue discount in the amount of $1.1 million.  The June 2018 Notes bear 8% interest payable upon maturity. Of the $3.3 million in issued June 2018 Notes, $2.5 million matures in six months; the balance of $0.8 million is payable in twelve installments beginning seven months after the original issuance date. Each payment shall be paid in cash or, provided that the Market Price (as defined in the June 2018 SPA) is at least the conversion price of $3.00, at the option of the Company, upon ten Trading Days’ written notice to the Holder, in free trading common stock at the conversion price.

In connection with the issuance of the June 2018 Notes, the Company also issued June 2018 Series D Warrants. At issuance, the June 2018 Series D Warrant was exercisable to acquire 1.1 million shares of Common Stock at an initial exercise price of $4.00 and the June 2018 Pre-Funded Series D Warrants were exercisable to acquire 13.0 million shares of Common Stock at a pre-funded exercise price of $0.01. The Company was initially able to buy back each June 2018 Pre-Funded Series D Warrant on its date of initial exercisability so long as the Company was not in default and the applicable installment payment for each month had been paid when due. In the event that Delcath’s Market Price (as defined in the Note Agreement) was less than $3.00, the Company could only purchase back these warrants if the June 2018 Notes payable were settled for cash. The provisions in the June 2018 Series D Warrants required the Company to initially account for the warrants as derivative liabilities. The Company valued the June 2018 Series D Warrants using the following inputs:

	June 2018 Series D Warrant	June 2018 Pre- Funded Series D Warrants
Expected life (in years)	5.0	5.5 - 6.5
Expected volatility	194.10%	215.0% - 389.0%
Risk-free interest rates	2.78%	2.13% - 2.30%

The Company recognized a discount to debt of $2.3 million and additional expense of $2.8 million was recognized as a Loss on issuance of a financial instrument related to the initial fair value of the June 2018 Series D Warrants. The June 2018 Series D Warrant has a five-year term; the June 2018 Pre-Funded Series D Warrants have a five-year term from initial exercisability which was to begin on the fifth day of each month commencing December 5, 2018, through December 5, 2019, for each of Warrant D-1-201 through 213 respectively.

July 2018 Convertible Note

In July 2018, the Company entered into a second Securities Purchase Agreement (the “July 2018 SPA”) with another institutional investor for the remaining Notes and Warrants in proportionate amounts to those issued in the June 2018 transaction. July 2018 Notes in the amount of $2.2 million and July 2018 Pre-Funded Series D Warrants in the amount of $0.1 million were issued for cash proceeds of $1.6 million with an original issue discount in the amount of $0.7 million. Of the $2.2 million in issued July 2018 Notes, $1.6 million matures in six months; the balance of $0.6 million is payable in twelve installments beginning seven months after the original issuance date.

In connection with the issuance of the July 2018 Notes, the Company also issued July 2018 Series D Warrants. At issuance, the July 2018 Series D Warrant was exercisable to acquire 0.8 million shares of Common Stock at an initial exercise price of $4.00 and the July 2018 Pre-Funded Series D Warrants were exercisable to acquire 9.2 million shares of common stock at a pre-funded exercise price of $0.01. The Company recognized discounts to debt of $1.4 million related to the initial fair value of the July 2018 Series D Warrants and $0.2 million related to debt financing costs.

First Amendment to June 2018 Series D Warrants

In July 2018, the Company and the investor from the June 2018 transaction amended the June 2018 Pre-Funded Series D Warrants so that they are exercisable as of July 20, 2018 and the Company may redeem them at any time the Notes are no longer outstanding and the Company is not in default. The Company and the investor from the June 2018 transaction also amended the definition of a Fundamental Transaction in the June 2018 Series D Warrants. This amendment resulted in $4.2 million related to the fair value of the June 2018 Series D Warrants being reclassified from a liability to equity.

August 2018 Convertible Note

In August 2018, the Company entered into an agreement to sell up to $6.0 million purchase price of its 8% Senior Secured Convertible Notes and Series D Warrants and Series D Pre-Funded Warrants pursuant to a Securities Purchase Agreement with one or more institutional investors. The Agreement has substantially the same terms as the June 2018 SPA and July 2018 SPA, except that the conversion price under the Notes and exercise price of the Warrants is $1.75, and interest on the Notes shall accrue and be payable at maturity.

In August 2018, Notes in the amount of $3.3 million (the “August 2018 Notes”) and August 2018 Pre-Funded Series D Warrants in the amount of $0.2 million were issued for cash proceeds of $2.5 million with an original issue discount in the amount of $1.1 million. Of the $3.3 million in issued August 2018 Notes, $2.5 million matures in six months; the balance of $0.8 million is payable in twelve installments beginning seven months after the original issuance date.

In connection with the issuance of the August 2018 Notes, the Company also issued August 2018 Series D Warrants. At issuance, the August 2018 Series D Warrant was exercisable to acquire 2.0 million shares of common stock at an initial exercise price of $1.75 and the August 2018 Pre-Funded Series D Warrants were exercisable to acquire 23.8 million shares of common stock at a pre-funded exercise price of $0.01. The Company recognized discounts to debt of $2.1 million related to the initial fair value of the August 2018 Series D Warrants and $0.1 million related to debt financing costs.

Amendment to June 2018 and July 2018 Notes and Pre-Funded Warrants

In August 2018, the Company amended its June 2018 Notes and July 2018 Notes such that the conversion price was reduced to $1.75, interest shall accrue until maturity, and the first $2.5 million and 50% of any subsequent financings shall be used to satisfy the Company’s obligations under the Notes. Effective the same date, the Company also amended its Pre-Funded Warrants such that the total number of June 2018 Pre-Funded Warrants was increased from 13.0 million to 22.2 million and the total number of July 2018 Pre-Funded Warrants was increased from 9.2 million to 15.8 million. This amendment was accounted for as an extinguishment of debt as the change in cash flows exceeded 10%. The original June 2018 and July 2018 notes were written off and the amended June 2018 and July 2018 Notes were recorded at fair value as of the date of this amendment. The Company recorded $1.1 million loss on debt extinguishment related to this amendment.

September 2018 Convertible Note

In September 2018, the Company entered into a SPA with another institutional investor for a remaining portion of the August 2018 Notes and Warrants. September 2018 Notes in the amount of $0.5 million and September 2018 Pre-Funded Warrants in the amount of $0.03 million were issued for cash proceeds of $0.4 million with an original issue discount in the amount of $0.2 million. Of the $0.5 million in issued September 2018 Notes, $0.4 million matures in six months; the balance of $0.1 million is payable in twelve installments beginning seven months after the original issuance date.

In connection with the issuance of the September 2018 Notes, the Company also issued September 2018 Series D Warrants. At issuance, the September 2018 Series D Warrant was exercisable to acquire 0.3 million shares of common stock at an initial exercise price of $1.75 and the September 2018 Pre-Funded Warrants were exercisable to acquire 3.1 million shares of common stock at a pre-funded exercise price of $0.01. The Company recognized a discount to debt of $0.4 million related to the initial fair value of the September 2018 Series D Warrants.

All of the Notes between June 2018 and September 2018 are secured pursuant to a Security Agreement which creates a first priority security interest in all of the personal property (other than Excluded Collateral (as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future.

Pursuant to the Amendment to the June 2018 and July 2018 Notes discussed above, the Company repaid $4.9 million of outstanding Notes during the first week of October 2018.

(9)	Stockholders’ Equity

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

February 2018 Financing

In February 2018, the Company completed the sale of 424,000 shares of its common stock, 76,000 pre-funded warrants and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement, with net proceeds after expenses of $4.3 million. The February 2018 Warrants are exercisable one year after the anniversary date of their issuance. At September 30, 2018, the February 2018 Warrants were exercisable at $10.00 per share with 1.0 million warrants outstanding. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The Company valued the February 2018 Warrants using the following inputs: exercise price of $10.00; contractual term of six years; volatility of 122.68% and risk-free rate of approximately one percent.  Due to certain price protection features in the agreement, the February 2018 Warrants were accounted for as a derivative liability at issuance and will be subsequently marked to market through the statement of operations.

September 2018 Rights Offering

In September 2018, the Company completed the sale of 4,667,811 shares of its common stock, with net proceeds after expenses of approximately $7.0 million.

Stock Incentive Plans

As a result of the May 2, 2018 reverse stock split, the Company’s Stock Incentive Plans has no active grants and no further shares available to be granted.

For the three and nine months ended September 30, 2018, the Company recognized compensation income of $0 and $40,000 relating to stock options granted to employees. For the same period in 2017, the Company recognized compensation expense of approximately $3,000 and $48,000 respectively.

For the three and nine months ended September 30, 2018, the Company recognized compensation expense of approximately $1.0 million and $35,000 relating to restricted stock granted to employees and consultants.  For the same period in 2017, the Company recognized compensation expense of approximately $20,000 and $0.1 million, respectively.

Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2018:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2017	14,049	$1,225 - $19,712,000	$13,942.79	4.88
Warrants issued in Feb 2018 registered direct offering	1,076,002		9.33
Warrants issued with convertible notes	69,169,756		0.18
Exercised	(74,010)		0.50
Expired	—		—
Outstanding at September 30, 2018	70,185,797	$0.01 - $19,712,000	$2.85	6.00

(10)	Fair Value Measurements

The table below presents the activity within Level 3 of the fair value hierarchy for the nine months ended September 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2017	$560
Fair value of warrants issued	18,306
Total change in the liability included in earnings	(14,697)
Balance at March 31, 2018	4,169
Fair value of warrants issued	5,226
Total change in the liability included in earnings	(2,512)
Balance at June 30, 2018	6,883
Reclass from liability to equity	(4,210)
Total change in the liability included in earnings	(1,198)
Balance at September 30, 2018	$1,475

Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2018 and December 31, 2017 was determined by using option pricing models with the following assumptions:

	September 30,	December 31,
	2018	2017
Expected life (in years)	0.08 - 5.36	0.82 - 4.88
Expected volatility	139.47% - 258.34%	130.88% - 266.92%
Risk-free interest rates	2.12% - 2.97%	1.68% - 2.06%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1		Level 2		Level 3		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$1,475	$560	$1,475	$560

For the periods ended September 30, 2018 and 2017, there were no transfers in or out of Level 1, 2 or 3 inputs.

(11)	Net Loss per Common Share

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities except for those shares that are issuable for little or no cash consideration. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal. However, in certain periods in which the exercise price of the warrants was less than the last reported sales price of Delcath’s common stock on the final trading day of the period and there is a gain recorded pursuant to the change in fair value of the warrant derivative liability, the impact of gains related to the mark-to-market adjustment of the warrants outstanding at the end of the period is reversed and the treasury stock method is used to determine diluted earnings per share.

	September 30,
(in thousands, except share data)	2018	2017
Net loss - basic	(8,353)	(25,873)
Adjustment for gain on warrant income	(534)	—
Net loss - diluted	$(8,887)	$(25,873)

Weighted average shares outstanding - basic	13,888,577	1,494
Weighted average shares outstanding - diluted	13,888,587	1,494

Net loss per share - basic	$(0.60)	$(17,313)
Net loss per share - diluted	$(0.64)	$(17,313)

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2018 and 2017 because their effects would be anti-dilutive:

	September 30,
	2018	2017
Common stock warrants - equity	4,202,909	—
Common stock warrants - liability	1,000,011	38
Assumed conversion of convertible notes	5,639,318	—
Total	10,842,238	38

(12)	Taxes

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of deferred tax re-measurements and the transition tax to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. As of September 30, 2018, the Company completed its assessment of the tax effects of the Tax Act. The Company determined a SAB 118 measurement period adjustment was not necessary.

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

(13)	Commitment and Contingencies

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

(14)	Subsequent Events

Cash outflow financing activities

Pursuant to the Amendment to the June 2018 and July 2018 Notes discussed above, the Company repaid $4.9 million of outstanding Notes during the first week of October 2018.

Series D Preferred Stock

On November 5, 2018, our Board authorized the establishment of a new series of preferred stock designated as Series D Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock (the “Series D Certificate of Designations”) which was filed with the State of Delaware on November 5, 2018 (together with any preferred shares issued in replacement thereof in accordance with the terms thereof, the “Series D Preferred Stock”).

On November 6, 2018, the Company entered into a stock purchase agreement (the “SPA”) with an institutional investor who purchased 85 shares of Series D Preferred Stock (the “Series D Preferred Stock”) at a purchase price of $10,000 per share. The purchase of the Series D Preferred Stock is being made in reliance upon the exemption from registration provided by Rule 4(a)(2) of the Securities Act of 1933, as amended. The Series D Preferred Stock convert into shares of our common stock at a per common share conversion price of $0.61. The Series D Preferred Stock has no dividend, liquidation or other preferential rights to Delcath’s common stock.

Warrant exercises

Subsequent to September 30, 2018 through November 8, 2018, 3.3 million Pre-Funded Series D Warrants have been exercised.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2018 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending June 30, 2018 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the period ended December 31, 2017  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Our clinical development program (CDP) for Melphalan/HDS is comprised of The FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (The FOCUS Trial), a Global Registration clinical trial that is investigating objective response rate in mOM, and The ALIGN Trial, a global Phase 3 clinical trial for intrahepatic cholangiocarcinoma (ICC). Our (CDP) also includes a registry for CHEMOSAT commercial cases performed in Europe and sponsorship of select investigator-initiated trials (IITs).

The direction and focus of our CDP for CHEMOSAT/Melphalan/HDS is informed by; prior clinical development conducted between 2004 and 2010, non-clinical, commercial CHEMOSAT cases performed on patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research and development, early European commercial cases and United States regulatory opinion has led to the implementation of several safety improvements to our product and the associated medical procedure.

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

Cancers in the Liver – A Significant Unmet Need

Cancers of the liver remain a major unmet medical need globally.  According to the American Cancer Society’s (ACS) Cancer Facts & Figures 2018 report, cancer is the second leading cause of death in the United States, with an estimated 609,640 deaths and 1.7 million new cases expected to be diagnosed in 2018. Cancer is one of the leading causes of death worldwide, accounting for approximately 8.2 million deaths and 14.1 million new cases in 2012 according to GLOBOCAN. The financial burden of cancer is enormous for patients, their families and society. The Agency for Healthcare Quality and Research estimates that the direct medical costs (total of all healthcare expenditures) for cancer in the U.S. in 2014 was $87.8 billion. The liver is often the life-limiting organ for cancer patients and one of the leading causes of cancer death. Patient prognosis is generally poor once cancer has spread to the liver.

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

(the FOCUS Trial) - NCT02678572

On July 27, 2018 we announced an amendment to our Phase 3, randomized clinical trial in ocular melanoma liver metastases which altered the trial protocol to a non-randomized, single-arm study. .Under the terms of the amendment, the trial, now entitled A Single-arm, Multi-Center, Open-Label Study to Evaluate the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment in Patients with Hepatic-Dominant Ocular Melanoma, will enroll a minimum of 80 patients with ocular melanoma metastatic to the liver. Under the new protocol, the primary endpoint for the amended FOCUS trial will be objective response rate (ORR). Secondary endpoints will include duration of response, disease control rate, overall survival and progression-free survival. Additional exploratory outcome measures include time to objective response, hepatic progression-free survival, hepatic objective response, and quality of life, safety and other pharmacokinetic measures. Inclusion and exclusion criteria remain unchanged. Patients previously enrolled in the Melphalan/HDS arm of the trial under the previous protocol will continue to be treated and evaluated as part of the amended trial.

The rarity of ocular melanoma, absence of crossover to the experimental trial arm, and the availability of PHP® Therapy in a commercial setting in Europe have all combined to inhibit enrollment in this trial under its previous protocol. With this amendment, we have taken a significant step that we believe will accelerate our timeline to complete trial enrollment while providing a strong scientific case to support an application for approval.  With this amendment, we expect to  complete enrollment in this trial by the end of the first half of 2019.

The amendment invalidates the prior Special Protocol Assessment (SPA) agreement for the prior version of the trial. Full details of the registration Phase 3 clinical trial are available at www.clinicaltrials.gov.

In September 2018, we announced that that the independent Data Safety Monitoring Board (DSMB) for this trial completed another review of safety data for treated patients in the trial under the prior protocol. The DSMB has again recommended that the study continue without modification. The trial amendment does not change safety related procedures or invalidate prior DSMB evaluations.

The FOCUS Trial is being conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Florida was activated as a participating center in January 2016 with Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, serving as the trial's lead investigator. In October we announced continued rollout of the amended protocol to participating centers in the United States, and expect approximately 30 leading cancer centers in the United States and Europe to participate in the trial.

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

In October 2018, we announced the enrollment of the first patient in The ALIGN Trial at The University of Tennessee Health Science Center, Methodist University Hospital, and West Cancer Center in Memphis, Tennessee.

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

Protocol 201 NCT02406508 – Conducted in the United States, this trial was intended to assess the safety and efficacy of Melphalan/HDS followed by sorafenib.  This trial is now closed to enrollment.

Protocol 202 NCT02415036 – Conducted in Europe, this trial is intended to assess the safety and efficacy of Melphalan/HDS without sorafenib. The trial will also evaluate overall response rate via mRECIST criteria, progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life.  This trial is now closed to enrollment.

ICC Cohort – In 2015 we expanded Protocol 202 to include a cohort of patients with ICC. The trial for this cohort is being conducted at the same centers participating in the Phase 2 HCC trial. This trial has completed enrollment and data  from this study are being analyzed and will be disseminated publicly.

ICC Retrospective Data Collection - The original goal to obtain an efficacy signal for the Phase 2 ICC cohort has been satisfied by the result of multicenter patient outcomes identified in the retrospective data collection of our commercial ICC cases conducted by our European investigators. These promising outcomes and observations were discussed with Key Opinion Leaders (KOL) at a Delcath-organized medical advisory panel meeting and led to the agreement that PHP® therapy does, indeed, "demonstrate an efficacy signal in ICC and is worthy of full clinical investigation." Data from this retrospective data collection provided important scientific support during our negotiations with the FDA for our SPA for the Pivotal ICC Trial. Data for the retrospective data collection were published in European Radiology in a paper entitled Percutaneous Hepatic Perfusion (Chemosaturation) with Melphalan in Patients with Intrahepatic Cholangiocarcinoma: European Multicentre Study on Safety, Short Term Effects and Survival. Details of the findings from this study are available in the Recent Data section of this report.

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

Recent Data Presentations

In October 2018, we announced that results of a multicenter analysis of outcomes in patients with intrahepatic cholangiocarcinoma (ICC) treated with CHEMOSAT were published in the journal European Radiology. The study is the first analysis on the use of Delcath’s PHP® Therapy for the treatment of ICC. The retrospective analysis—Percutaneous Hepatic Perfusion (Chemosaturation) with Melphalan in Patients with Intrahepatic Cholangiocarcinoma: European Multicentre Study on Safety, Short Term Effects and Survival—was conducted by investigators in Germany, Italy, Netherlands, Spain and France with Dr. Steffen Marquardt of Hannover Medical School serving as lead author. The study evaluated 15 patients with ICC who were selected for PHP treatment after failing prior therapies. The patients were treated at nine hospitals throughout Europe between 2012 and 2016. Treatment outcomes were assessed by imaging every three months following PHP treatment.

Results of the study showed that after the first PHP treatment, one patient (7%) has a complete response (CR), two patients (13%) had a partial response (PR), and stable disease (SD) was observed in eight patients (53%). This equates to a control rate (CR+PR+SD) of 73%. The complete response patient was not retreated and is still alive. Three patients (20%) progressed after the first treatment and one patient died prior to post-procedure imaging. Five of the patients with SD received a second PHP treatment, resulting in one PR (20%), three SD (60%), and one PD (20%). During the follow-up phase two of the SD patients received additional PHP treatments. Median overall survival (OS) was 26.9 months from initial diagnosis and 7.6 months from first PHP treatment. One-year OS from first PHP was 40%. Median progression free survival (PFS) was 122 days, and median hepatic progression free survival (hPFS) was 131 days.

In their retrospective data collection, investigators stated that side-effects were potentially under-reported but were considered by the investigators to be tolerable and comparable to other systemic and local therapies.  Nevertheless, in the context of the patient selection, baseline characteristics and number of PHP treatments provided in this retrospective study, practitioners observed no adverse events of grades 3 or 4 severity during the PHP procedure. Post-procedurally, significant hematological toxicity was observed in the form of anemia and thrombocytopenia 5-7 days after the PHP procedure.  Management with Granulocyte Colony Stimulating Factor (GCSF) was employed in some patients.  These toxicities were considered consistent with those toxicities reported in the ABC 02 trial of systemic chemotherapy in this patient population.

Investigators concluded that PHP Therapy provides “promising response rates in patients with ICC,” and that side-effects were tolerable and comparable to other treatment strategies.

In September 2018, we announced the results of two studies presented as posters at the Cardiovascular and Interventional Radiology Society of Europe (CIRSE) annual meeting.

One study—Percutaneous Hepatic Perfusion in Patients with Unresectable Liver Metastases from Ocular Melanoma using Delcath Systems’ Second Generation (GEN 2) Hemofiltration System: A Prospective Phase 2 Study—was conducted by researchers at LUMC reported by T.S. Meijer, MD. The study prospectively evaluated tumor response rate, safety, overall survival (OS), overall progression-free survival (PFS) and hepatic progression-free survival (hPFS) in 35 patients with ocular melanoma liver metastases treated at LUMC from February 2014 to June 2017. In accordance with the study’s protocol, patients were treated with a maximum of two cycles of PHP Therapy and a total 67 PHP treatments were administered to the 35 patients in the study.

Post-treatment assessments were possible in 32 patients. Results of the study, according to RECIST 1.1, showed that a complete response was observed in one patient (3.1%) and a partial response was observed in 21 patients (65.6%), resulting in an objective response rate of 68.7%. Stable disease was observed in four patients (12.5%), for a total disease control rate of 81.2%. Median OS was 15.6 months, median PFS was 8.6 months, and median hPFS was 10.8 months.

In their safety analysis, the researchers reported a total of 14 serious adverse events, including one case of cardiac ischemia, five cases of prolonged hospital admission to treat peri-procedure complications, and eight patients re-hospitalized for a variety of post-procedure symptoms. No deaths occurred on the study. No severe bleeding complications, myocardial or cerebral infarctions were observed. Hematologic toxicities of Grade 3/4 were observed in most patients, with 18 (54.5%) patients experiencing thrombocytopenia and 22 patients (66.7%) experiencing neutropenia. The researchers stated that hematologic events were manageable or self-limiting. Additionally, no grade 3 or 4 hepatic serious adverse events were observed by the researchers. The LUMC investigators concluded that, in their institution’s study, PHP Therapy was shown to have a manageable adverse event profile and to be a potentially valuable treatment for certain patients with ocular melanoma liver metastases.

Another study entitled Survival and Response of Patients with Metastatic Ocular Melanoma after Chemosaturation Percutaneous Hepatic Perfusion was conducted by M. Zeile, and A. Stang, et al of the Asklepios Barmbek Clinic in Hamburg, Germany. The study retrospectively evaluated response rates and overall survival in 12 patients with ocular melanoma liver metastases after treatment with Delcath’s PHP® Therapy. Five patients had metastases confined to the liver, and seven had additional extra-hepatic metastases. A total of 30 PHP procedures were performed in the sample, and patients received an average of 2.5 treatments.

Results of the study showed the objective response rate (ORR) was 58.3%, and the disease control rate was 91.7% (1 complete response, 6 partial responses, 4 stable disease, and 1 progressive disease). Following the first PHP treatment, progression free survival was 11.7 months and hepatic progression free survival (hPFS) was 18.6 months. Median overall survival (OS) was 30.6 months following the treatment. Of the cohort of 12 patients, three patients were judged to be candidates for surgery following treatment with PHP. Median OS among these patients was 76.8 months, though investigators cautioned that statistical conclusions cannot be drawn from the small sample size.

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

Since launching CHEMOSAT in Europe, over 600 commercial treatments have been performed at over 25 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine.  In 2017, we announced our first patient to receive eight CHEMOSAT treatments, and have seen the average number of repeat treatments performed on a per patient basis consistently increase. In 2017, SPIRE Southampton Hospital in the U.K. and the Medical University of Hannover in Germany each surpassed 100 treatments with CHEMOSAT since initiating procedures and in 2018, Leiden University Medical Centre in the Netherlands surpassed 100 treatments with CHEMOSAT since initiating procedures.

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

Patents Issued in the United States
Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
7,022,097	Method For Treating Glandular Diseases and Malignancies	4/4/2016	Owned	6/24/2023
9,707,331	Apparatus For Removing Chemotherapy Compounds from Blood	7/18/2017	Owned	9/17/2034
D708749	Dual Filter	7/8/2014	Owned	7/8/2028
9,314,561	Filter and Frame Apparatus and Method of Use	4/19/2016	Owned	2/7/2034
9,541,544	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	1/10/2017	Owned	8/28/2033
10/098,997	Apparatus For Removing Chemotherapy Compounds from Blood	10/16/2018	Owned	11/7/2032

Patent Applications in the United States
Application No.	Application Title	Filing Date	Owned or Licensed
15/071,896	Filter and Frame Apparatus and Method of Use	3/16/2016	Owned
15/346,239	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	11/8/2016	Owned
16/127,008	Apparatus For Removing Chemotherapy Compounds from Blood	9/10/2018	Owned

Foreign Patents
Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
84.098	Dual Filter (Argentina)	6/29/2012	Owned	6/29/2027
343454	Dual Filter (Australia)	7/23/2012	Owned	6/25/2022
146201	Dual Filter (Canada)	5/15/2013	Owned	5/15/2023
ZL 201230277905.5	Dual Filter (China)	3/20/2013	Owned	6/22/2022
1333173	Dual Filter (Europe)	6/27/2012	Owned	6/25/2037
1456186	Dual Filter Cartridge for Fluid Filtration (Japan)	10/26/2012	Owned	10/26/2032
2797644	Filter and Frame Apparatus and Method of Use (Belgium)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (France)	4/12/2017	Owned	12/29/2032
602012031191.6	Filter and Frame Apparatus and Method of Use (Germany)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Great Britain)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Ireland)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Italy)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Luxembourg)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Switzerland)	4/12/2017	Owned	12/29/2032

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

Recent Events

In July 2018, the Company entered into a Securities Purchase Agreement (the “July 2018 SPA”) with an institutional investor for the remaining Notes and Warrants in proportionate amounts to those issued in the June 2018 transaction. July 2018 Notes in the amount of $2.2 million and July 2018 Pre-Funded Series D Warrants in the amount of $0.1 million were issued for cash proceeds of $1.6 million with an original issue discount in the amount of $0.7 million. Of the $2.2 million in issued July 2018 Notes, $1.6 million matures in six months; the balance of $0.6 million is payable in twelve installments beginning seven months after the original issuance date. At issuance, the July 2018 Series D Warrant was exercisable to acquire 0.8 million shares of Common Stock at an initial exercise price of $4.00 and the July 2018 Pre-Funded Series D Warrants were exercisable to acquire 9.2 million shares of common stock at a pre-funded exercise price of $0.01.

In July 2018, the Company and the investor from the June 2018 transaction amended the June 2018 Pre-Funded Series D Warrants so that they are exercisable as of July 20, 2018 and the Company may redeem them at any time the Notes are no longer outstanding and the Company is not in default. The Company and the investor from the June 2018 transaction also amended the definition of a Fundamental Transaction in the June 2018 Series D Warrants. This amendment resulted in the June 2018 Series D Warrants being reclassified from a liability to equity.

In August 2018, the Company entered into an agreement to sell up to $6.0 million purchase price of its 8% Senior Secured Convertible Notes and Series D Warrants and Series D Pre-Funded Warrants pursuant to a Securities Purchase Agreement with one or more institutional investors. The Agreement has substantially the same terms as the June 2018 SPA and July 2018 SPA, except that the conversion price under the Notes and exercise price of the Warrants is $1.75, and interest on the Notes shall accrue and be payable at maturity. Notes in the amount of $3.3 million (the “August 2018 Notes”) and August 2018 Pre-Funded Series D Warrants in the amount of $0.2 million were issued for cash proceeds of $2.5 million with an original issue discount in the amount of $1.1 million. Of the $3.3 million in issued August 2018 Notes, $2.5 million matures in six months; the balance of $0.8 million is payable in twelve installments beginning seven months after the original issuance date. At issuance, the August 2018 Series D Warrant was exercisable to acquire 2.0 million shares of common stock at an initial exercise price of $1.75 and the August 2018 Pre-Funded Series D Warrants were exercisable to acquire 23.8 million shares of common stock at a pre-funded exercise price of $0.01.

In August 2018, the Company amended its June 2018 Notes and July 2018 Notes such that the conversion price was reduced to $1.75, interest shall accrue until maturity, and the first $2.5 million and 50% of any subsequent financings shall be used to satisfy the Company’s obligations under the Notes. Effective the same date, the Company also amended its Pre-Funded Warrants such that the total number of June 2018 Pre-Funded Warrants was increased from 13.0 million to 22.2 million and the total number of July 2018 Pre-Funded Warrants was increased from 9.2 million to 15.8 million.

In September 2018, the Company entered into a SPA with another institutional investor for a remaining portion of the August 2018 Notes and Warrants. September 2018 Notes in the amount of $0.5 million and September 2018 Pre-Funded Warrants in the amount of $0.03 million were issued for cash proceeds of $0.4 million with an original issue discount in the amount of $0.2 million. Of the $0.5 million in issued September 2018 Notes, $0.4 million matures in six months; the balance of $0.1 million is payable in twelve installments beginning seven months after the original issuance date. At issuance, the September 2018 Series D Warrant was exercisable to acquire 0.3 million shares of common stock at an initial exercise price of $1.75 and the September 2018 Pre-Funded Warrants were exercisable to acquire 3.1 million shares of common stock at a pre-funded exercise price of $0.01.

All of the Notes between June 2018 and September 2018 are secured pursuant to a Security Agreement which creates a first priority security interest in all of the personal property (other than Excluded Collateral (as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future.

On September 27, 2018 we announced the closing of the subscription period of for our previously announced rights offering. The rights offering was made pursuant to a Registration Statement on Form S-1 that was made effective on August 3, 2018. At the end of the subscription period on September 26, 2018, Delcath had received 4,249,604 basic subscriptions and 418,207 oversubscriptions for a total of 4,667,811 subscriptions, each subscription for one share of its Common Stock. Gross proceeds from the offering were $8.2 million, and net proceeds were approximately $7.0 million.

Pursuant to the Amendment to the June 2018 and July 2018 Notes discussed above, the Company repaid $4.9 million in outstanding Notes during the first week of October 2018.

Results of Operations for the three and nine months ended September 30, 2018; Comparisons of Results of Operations for the three and nine months ended September 30, 2018

Three months ended September 30, 2018 and September 30, 2017

Revenue

The Company recorded approximately $0.8 million in revenue related to product sales for the three months ended September 30, 2018 and $0.7 million in revenue related to product sales for the three months ended September 30, 2017. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the three months ended September 30, 2018, the Company recorded cost of goods sold of approximately $0.2 million compared to $0.2 million for the three months ended September 30, 2017.

Selling, General and Administrative Expenses

For the three month period ended September 30, 2018 and 2017, selling, general and administrative expenses were $2.3 million and $2.9 million, respectively. The decrease for the three months ended September 30, 2018 is primarily related to costs associated with the Company’s shareholder meetings held in 2017 that were not incurred in 2018 and a reduction in independent audit fees due to testing the Company’s internal control over financial reporting in 2017 that is not required in 2018.

Research and Development Expenses

For the three month period ended September 30, 2018 and 2017, research and development expenses increased to $4.1 million from $2.3 million, primarily due to the ongoing accrual of the Company’s Phase 3 FOCUS trial which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Income/Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to:

1.	the restructuring lease liability discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q; and
2.	the amortization of debt discounts discussed in Note 8 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Interest income is from a money market account and interest earned on operating accounts.

Change in the fair value of the warrant liability

For the three months ended September 30, 2018 the change in the fair value of the warrant liability increased to income of $1.2 million versus $0.03 million for the three months ended September 30, 2017. The increase of $1.2 million is due to the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 10 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2018, of $8.9 million, a decrease of $3.7 million, or 29.5%, compared to a net loss of $12.6 million for the same period in 2017. This decrease in net loss is primarily due to a $1.9 million decrease in interest expense, a $1.8 million reduction in loss on debt extinguishment and a $1.2 million increase in the change in the fair value of the warrant liability, all non-cash items. This decrease was slightly offset by a $1.2 million increase in operating expenses primarily related to increased investment in our clinical trial initiatives.

Nine months ended September 30, 2018 and September 30, 2017

Revenue

The Company recorded approximately $2.4 million in revenue related to product sales for the nine months ended September 30, 2018 and $2.0 million in revenue related to product sales for the nine months ended September 30, 2017. Although sales remain modest, the increase is driven by the establishment of ZE diagnostic-related group reimbursement for CHEMOSAT procedures in Germany.

Cost of Goods Sold

For the nine months ended September 30, 2018, the Company recorded cost of goods sold of approximately $0.6 million compared to $0.5 million for the nine months ended September 30, 2017.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2018 the Company recorded selling, general and administrative expenses of approximately $7.3 million compared to $7.8 million for the nine months ended September 30, 2017. The decrease for the nine months ended September 30, 2018 is primarily related to costs associated with the Company’s shareholder meetings held in 2017 that were not incurred in 2018 and a reduction in independent audit fees due to testing the Company’s internal control over financial reporting in 2017 that is not required in 2018.

Research and Development Expenses

For the nine months ended September 30, 2018 and 2017, research and development expenses increased to $13.9 million from $7.1 million, primarily due to the ongoing enrollment of our Phase 3 trial during 2018 which is discussed in further detail in the Current Clinical Development Program section above.

Other Income/Expense and Interest Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to:

1.	the restructuring lease liability discussed in Note 7 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q; and
2.	the amortization of debt discounts discussed in Note 8 of the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Interest income is from a money market account and interest earned on operating accounts.

Change in the fair value of the warrant liability

For the nine months ended September 30, 2018 the change in the fair value of the warrant liability increased to income of $18.4 million from $1.2 million for the nine months ended September 30, 2017. The increase of $17.2 million is due to the extinguishment of the Series C Warrants during the nine months ended September 30, 2017 and the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 10 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Net Loss

The Company recorded net loss for the nine months ended September 30, 2018 of $8.4 million, a decrease of $17.5 million, or 67.7%, compared to a net loss of $25.9 million for the same period in 2017. This decrease in net loss is primarily related to a $0.3 million increase in gross profit and a $23.4 million decrease in various non-cash items, including interest expense related to the amortization of debt discounts, gains related to the extinguishment of the June 2016 Series C Warrants and the change in the fair value of the warrant liability. This decrease was offset by a $6.2 million increase in operating expenses driven by an increased investment in our clinical trial initiatives.

Liquidity and Capital Resources

The Company’s capital resources as of September 30, 2018 are not sufficient to fund planned operations during 2018. The Company will need to raise additional capital under structures available to it including debt and/or equity offerings this year. If these sources do not provide the capital necessary to fund the Company’s operations, the Company will need to curtail certain aspects of its operations or consider other means of obtaining additional financing, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

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

At September 30, 2018, the Company had cash, cash equivalents and restricted cash totaling $10.0 million, as compared to cash, cash equivalents and restricted cash totaling $5.3 million at December 31, 2017 and $10.9 million at September 30, 2017. During the nine months ended September 30, 2018 and September 30, 2017, the Company used $12.9 million and $11.7 million respectively, of cash in its operating activities. Including the $850,000 raised in November 2018 through the issuance of Series D Preferred Shares, the Company believes that its capital resources are adequate to fund its operating activities into December 2018.

Our consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements of its securities, and public offerings in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, 2016 and 2018, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by the private placement of convertible notes in 2016 and 2018. For a detailed discussion of the Company’s various sales of securities see Note 9 to the Company’s financial statements contained in this Quarterly Report on Form 10-Q.

In October 2018, the Company filed a registration statement on Form S-3 with the SEC. Once declared effective by the SEC, the Form S-3 will allow the Company to offer and sell, from time to time in one or more offerings, up to $100.0 million of common stock, preferred stock, warrants, and debt securities as it deems prudent or necessary to raise capital at a later date.

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

In February 2018, the Company completed the sale of 424,000 shares of its common stock and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement. The Company received net proceeds of $4.6 million, with cash proceeds after related expenses from this transaction of $4.3 million. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At September 30, 2018, the February 2018 Warrants had an exercise price of $10.00 per share with 1.0 million warrants outstanding. The February 2018 Warrants have a six-year term and are not exercisable until the first anniversary of issuance.

The proceeds allocated to the 2013 Warrants, February 2015 Warrants, the July 2015 Series A Warrants, the October 2016 Warrants, the November 2017 Warrants, the February 2018 Warrants and the June 2018 Series D Warrants (the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As discussed in Note 8, the Series D Warrants were subsequently reclassified to equity. For the nine months ended September 30, 2018, the Company recorded pre-tax derivative instrument income of $1.2 million. The fair value of the Warrants totaled $1.5 million at September 30, 2018. Management expects that the warrants outstanding at September 30, 2018 will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2018 was determined by using option pricing models assuming the following:

	September 30,	December 31,
	2018	2017
Expected life (in years)	0.08 - 5.36	0.82 - 4.88
Expected volatility	139.47% - 258.34%	130.88% - 266.92%
Risk-free interest rates	2.12% - 2.97%	1.68% - 2.06%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of September 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 31, 2018 the Company sold 8% Senior Secured Convertible Promissory Notes (“Notes”) and warrants and prepaid warrants (“Warrants”) pursuant to a Securities Purchase Agreement (“Agreement”) with an institutional investor in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), Regulation S and Rule 506(b) promulgated thereunder, and received gross proceeds of $2,500,000. The Agreement provided for an aggregate subscription amount for all securities to all purchasers of up to $6,000,000. On September 21, 2018, the Company entered into a second Securities Purchase Agreement with another institutional investor for a portion of the remaining Notes and Warrants and received gross proceeds of $350,000.

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

November 13, 2018	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)