Form 10-K
period 2018-12-31
DELCATH SYSTEMS, INC.
filed 2019-06-14
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 001-16133

DELCATH SYSTEMS, INC.

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, Suite 22C New York, NY	10019
(Address of principal executive offices)	(Zip Code)

212-489-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	DCTH	OTCQB

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based on the closing sale price on the OTC of $2.78 per share, was $2,591,399 as of June 30, 2018.

At June 14, 2019, the registrant had outstanding 18,277,807 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the period ended December 31, 2018 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2018 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act) and Section 27A of the Securities Act of 1933, as amended (Securities Act). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•	the commencement of future clinical trials and the results and timing of those clinical trials;
•	our ability to successfully commercialize CHEMOSAT and Melphalan/HDS, generate revenue and successfully obtain reimbursement for the procedure and system;
•	the progress and results of our research and development programs;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully source certain components of the system and enter into supplier contracts;
•	our ability to successfully manufacture CHEMOSAT and Melphalan/HDS;
•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Item 1. Business.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Delcath”, “Delcath Systems”, “we”, “our”, and “us” refers to Delcath Systems, Inc., a Delaware corporation, incorporated in August 1988, and all entities included in our consolidated financial statements. Our corporate offices are located at 1633 Broadway, Suite 22C, New York, New York 10019. Our telephone number is (212) 489-2100 and our internet address is www.delcath.com.

Company Overview

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our investigational product, “Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System” (“Melphalan/HDS”), is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects.

In the United States, Melphalan/HDS is considered a combination drug and device product, is referred to by its chemical name and delivery system, Melphalan/HDS, and is regulated as a drug by the Federal Food and Drug Administration (the “FDA”). The FDA has granted us six orphan drug designations, including three orphan designations for the use of the drug melphalan for the treatment of patients with ocular melanoma liver metastases (“mOM”), hepatocellular carcinoma (“HCC”) and intrahepatic cholangiocarcinoma, a type of primary livery cancer (“ICC”). Melphalan/HDS has not been approved for sale in the United States.

In Europe, our delivery system, without the drug, is commercially available under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (marketed under the name CHEMOSAT and referred to herein as “CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers of the liver. The current version of CHEMOSAT is regulated as a Class IIb medical device and received its CE Mark in 2012. We are in an early phase of commercializing CHEMOSAT in select markets in the European Union (the “EU”) where the prospect of securing reimbursement coverage for the procedure is strongest. In 2015 national reimbursement coverage for CHEMOSAT procedures was awarded in Germany. In 2016, coverage levels were negotiated between hospitals in Germany and regional sickness funds. Coverage levels determined via this process are expected to be renegotiated annually. In 2017, Dutch health authorities added CHEMOSAT to their treatment guidelines for patients with ocular melanoma metastatic to the liver, an important step toward eventual reimbursement in the Dutch market.

Our primary research focus is on mOM and ICC and certain other cancers that are metastatic to the liver.  Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, systemic chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that Melphalan/HDS and CHEMOSAT represent a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver and are uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for Melphalan/HDS is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in mOM, and the ALIGN Trial, a global Phase 3 clinical trial for ICC (the “ALIGN Trial”). Our product also includes a registry for CHEMOSAT commercial cases performed in Europe and sponsorship of select Investigator Initiated Trials.

The direction and focus of our product is informed by prior clinical development conducted between 2004 and 2010, commercial CHEMOSAT treatment of patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research and development, early European commercial cases and United States regulatory opinion has led to the implementation of several safety improvements to our product and the associated medical procedure.

While we currently utilize third parties to manufacture some components of our product, we also have our own medical device manufacturing operations for certain components of our product and assemble, label and package our products in Queensbury, New York.  See the discussion below under the caption “Manufacturing and Quality Assurance.” We commercialize our product in Europe through alliances with third parties.

Cancers in the Liver – A Significant Unmet Need

Cancers of the liver remain a major unmet medical need globally.  According to the American Cancer Society’s Cancer Facts & Figures 2018 report, cancer is the second leading cause of death in the United States, with an estimated 609,640 deaths and 1.7 million new cases expected to be diagnosed in 2018. Cancer is one of the leading causes of death worldwide, accounting for approximately 9.6 million deaths and 18.1 million new cases in 2018 according to GLOBOCAN, the database of the International Association of Cancer Registries. The financial burden of cancer is enormous for patients, their families and society. The Agency for Healthcare Quality and Research estimates that the direct medical costs (total of all healthcare expenditures) for cancer in the United States in 2015 was $80.2 billion. The liver is often the life-limiting organ for cancer patients and one of the leading causes of cancer death. Patient prognosis is generally poor once cancer has spread to the liver.

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

Ocular Melanoma

Ocular melanoma is one of the cancer histologies with a high likelihood of metastasizing to the liver. Based on third party research that we commissioned in 2018, we estimate that up to 4,700 cases of ocular melanoma are diagnosed in the United States and Europe annually, and that approximately 55% of these patients will develop metastatic disease. Of metastatic cases of ocular melanoma, we estimate that approximately 90% of patients will develop liver involvement. Once ocular melanoma has spread to the liver, current evidence suggests median overall survival for these patients is generally six to eight months. Currently, there is no standard of care for patients with ocular melanoma liver metastases. Based on the research conducted in 2018, we estimate that approximately 2,000 patients with ocular melanoma liver metastases in the United States and Europe may be eligible for treatment with the Melphalan/HDS.

Intrahepatic Cholangiocarcinoma

Hepatobiliary cancers include HCC and ICC, and are among the most prevalent and lethal forms of cancer. According to GLOBOCAN, an estimated 78,500 new cases of hepatobiliary cancers are diagnosed in the United States and Europe annually. According to the American Cancer Society, approximately 42,030 new cases of these cancers are expected to be diagnosed in the United States in 2019, leading to approximately 31,780 deaths.

ICC is the second most common primary liver tumor and accounts for 3% of all gastrointestinal cancers and 15% of hepatobiliary cases diagnosed in the United States and Europe annually.  We believe that 90% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain focal interventions. According to third party research that we commissioned in 2018 we estimate that approximately 11,000 ICC patients in the United States and Europe annually could be candidates for treatment with Melphalan/HDS, which we believe represents a significant market opportunity.

According to the American Cancer Society, the overall five-year survival rate for hepatobiliary cancers in the United States is approximately 18%. For patients diagnosed with a localized stage of disease, the American Cancer Society estimates 5-year survival at 31%. The American Cancer Society estimates that 5-year survival for all cancers is 68%.

About CHEMOSAT and Melphalan/HDS

Our product administers concentrated regional chemotherapy to the liver. This “whole organ” therapy is performed by isolating the circulatory system of the liver, infusing the liver with a chemotherapeutic agent, and then filtering the blood prior to returning it to the patient. During the procedure, known as percutaneous hepatic perfusion, PHP®, (“PHP therapy”), three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by our proprietary filters. The filters absorb chemotherapeutic agent in the blood, thereby reducing systemic exposure to the drug and related toxic side effects, before the filtered blood is returned to the patient’s circulatory system.

PHP therapy is performed in an interventional radiology suite in approximately two to three hours. Patients remain in an intensive care or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT and Melphalan/HDS is repeatable, and a new disposable system is used for each treatment. Patients treated in clinical settings are permitted up to six treatments. In commercial treatment settings, patients have received up to eight treatments. In the United States, melphalan hydrochloride for injection will be included as part of the product offering, if approved. In Europe, the system is sold separately and used in conjunction with melphalan hydrochloride commercially available from a third party. In our clinical trials, melphalan hydrochloride for injection is provided to both European and United States clinical trial sites.

Risks associated with CHEMOSAT and Melphalan/HDS Procedure

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

Optimization of Procedure and Improvement of Medical Device Engineering of Key Components

The trials that comprised this integrated safety population used early versions of the device and procedure. As a consequence of these identified risks and experience gained in commercial treatment use in Europe, we have continued to develop and refine both CHEMOSAT and Melphalan/HDS and the PHP therapy. The refinements have included modifications to the pre-, peri- and post-procedure patient management and monitoring, as well as the use of the following:  prophylactic administration of proton pump inhibitors, prophylactic platelet transfusions, prophylactic hydration at key pre-treatment intervals, use of vasopressor agents coupled with continuous monitoring for maintenance of blood pressure and prophylactic administration of growth factors to reduce risk of serious myelosuppression. In addition, in 2012 we introduced the Generation Two version of CHEMOSAT, which offered improved hemofiltration and other product enhancements.

Reports from treating physicians in both Europe and the United States using the Generation Two CHEMOSAT and Melphalan/HDS, respectively, in a EU commercial setting have suggested that these product improvements and procedure refinements have improved the safety profile.  In 2017, physicians in Europe and the United States also presented the results of research that signaled an improved safety profile as well as efficacy in multiple tumor types at several major medical conferences.

Phase 3 - Melanoma Metastases Trial

In February 2010, using an early version of our device and procedure, we concluded a randomized Phase 3 multi-center study for patients with unresectable metastatic ocular or cutaneous melanoma exclusively or predominantly in the liver. In the trial, patients were randomly assigned to receive PHP therapy with melphalan using the Melphalan/HDS, or to a control group providing “best alternative care”. Patients assigned to the PHP therapy were eligible to receive up to six cycles of treatment at approximately four to six week intervals. Patients assigned to the “best alternative care” were permitted to cross-over into the PHP therapy at radiographic documentation of hepatic disease progression. A majority of the “best alternative care” patients did in fact cross over to the PHP therapy. The primary endpoint of the study was hepatic progression-free survival while secondary objectives of the study were to determine the response rate, safety, tolerability and overall survival.

On April 21, 2010, we announced that our randomized Phase 3 clinical trial of PHP with melphalan using Melphalan/HDS for patients with unresectable metastatic ocular and cutaneous melanoma in the liver had successfully achieved the study’s primary endpoint of extended hepatic progression-free survival (“hPFS”). An updated summary of the results was presented at the European Multidisciplinary Cancer Congress organized by the European Cancer Organization and the European Society of Medical Oncology in September 2011. Data submitted in October 2012 to the FDA in Delcath’s New Drug Application (“NDA”) comparing treatment with PHP therapy with melphalan (the “treatment group”) to “best alternative care” (the “control group”), showed that patients in the PHP therapy had a statistically significant longer median hPFS of 7.0 months compared to 1.7 months in the “best alternative care” control group, according to the Independent Review Committee assessment. This reflects a 4-fold increase of hPFS over that of the “best alternative care” therapy, with 50% reduction in the risk of progression and/or death in the PHP therapy compared to the “best alternative care” therapy. Results of this study were published in the December 2015 issue of Annals of Surgical Oncology.

Phase 2 - Multi-Histology, Unresectable Hepatic Tumor Trial

Also, in 2010, we concluded a separate multi-arm Phase 2 clinical trial of PHP therapy with melphalan using an early version of the Melphalan/HDS in patients with primary and metastatic liver cancers, stratified into four arms: neuroendocrine tumors (carcinoid and pancreatic islet cell tumors), ocular or cutaneous melanoma, metastatic colorectal adenocarcinoma (mCRC), and HCC. In the metastatic neuroendocrine (“mNET”) cohort (n=24), the objective tumor response rate was 42%, with 66% of patients achieving hepatic tumor shrinkage and durable disease stabilization.  In the mCRC cohort, there was inconclusive efficacy possibly due to advanced disease status of the patients.  Similar safety profiles were seen across all tumor types studied in the trial.

Phase 2 - Multi-Histology Clinical Trial - HCC Cohort

In the HCC cohort (n=8) of our Phase 2 Multi-Histology trial, a positive signal in hepatic malignancies was observed in 5 patients.  Among these patients, one patient received four treatments, achieved a partial response lasting 12.22 months, and survived 20.47 months.  Three other patients with stable disease received 3-4 treatments, with hPFS ranging 3.45 to 8.15 months, and overall survival ranging 5.26 to 19.88 months.  There was no evidence of extrahepatic disease progression.  The observed duration of hPFS and overall survival in this limited number of patients exceeded that generally associated with this patient population.

Prior United States Regulatory Experience

Based on the results from our prior clinical development in August 2012, we submitted an NDA under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver and, subsequently, amended the indication to ocular melanoma metastatic to the liver. Data submitted to the FDA used the early clinical trial versions of the system along with early clinical procedure techniques. Our NDA was accepted for filing by the FDA on October 15, 2012 and was designated for standard review with an initial Prescription Drug User Fee Act (PDUFA) goal date of June 15, 2013. On April 3, 2013, the FDA extended its PDUFA goal date to September 13, 2013.

On May 2, 2013 we announced that an Oncologic Drug Advisory Committee (ODAC) panel convened by the FDA voted 16 to 0, with no abstentions, that the benefits of treatment with the early version of Melphalan/HDS did not outweigh the risks associated with the procedure. A significant portion of FDA’s presentation to the ODAC panel was focused on the FDA’s assessment of treatment related risks, including the analysis of treatment-related deaths that occurred during clinical trials. The FDA also expressed concerns about hypotension (low blood pressure) during the procedure, length of hospital stay, as well as risks of stroke, heart attack, renal failure, and bone marrow suppression. We believe that the protocol amendments and other procedure refinements instituted during clinical trials and subsequently in commercial treatment usage in Europe, including changes to the way blood pressure is managed and monitored, may help address these procedure related risks. Collection of adequate safety data on all aspects of the procedure is a major focus of the clinical trials in our current clinical development program.  Briefing materials presented to the 2013 ODAC panel by both the FDA and Delcath are available on our website at www.delcath.com/clinical-bibliography.

2013 Complete Response Letter

In September 2013, the FDA issued a complete response letter (CRL) relating to our NDA. The FDA issues a CRL after the review of an NDA has been completed and questions remain that preclude approval of the NDA in its current form. The deficiencies identified by FDA included, without limitation, a statement that Delcath must perform another “well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS using overall survival as the primary efficacy outcome measure,” and which “demonstrates that the clinical benefits of Melphalan/HDS outweigh its risks.” The FDA also required that the additional clinical trial(s) be conducted using the product the Company intends to market, and that certain clinical, clinical pharmacology, human factors and product quality elements be addressed.

In January 2016, we announced the conclusion of a Special Protocol Assessment (SPA) with the FDA on the design of a new Phase 3 clinical trial of Melphalan/HDS to treat patients with hepatic dominant ocular melanoma. This SPA represented an agreement with FDA that a specific Phase 3 trial would adequately address objectives that, if met, would support the submission for regulatory approval of Melphalan/HDS. The primary endpoint was overall survival, and secondary endpoints included progression-free survival, overall response rate and quality-of-life measures. However, on July 27, 2018, we announced an amendment to our Phase 3, randomized clinical trial in ocular melanoma liver metastases which, after much discussion regarding improvement of the enrollment rate with FDA, altered the trial protocol design to become a non-randomized, single-arm study with a different primary endpoint, thus invalidating the SPA agreement.

Current Clinical Development Program

The focus of our current clinical development program is to generate clinical data for CHEMOSAT and Melphalan/HDS in various disease states and validate the safety profile of the current version of the product and treatment procedure. We believe that the improvements we have made to CHEMOSAT and Melphalan/HDS and to the PHP therapy have addressed the severe toxicity and procedure-related risks observed during the previous Phase 2 and 3 clinical trials. The clinical development program is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory approvals in various jurisdictions, including the United States.

The FOCUS Trial – NCT02678572

Our amended Phase 3 trial now entitled “A Single-arm, Multi-Center, Open-Label Study to Evaluate the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment in Patients with Hepatic-Dominant Ocular Melanoma”, contemplates enrollment of a minimum of 80 patients with ocular melanoma metastatic to the liver. The rarity of ocular melanoma, absence of crossover to the experimental trial arm, and the availability of PHP® Therapy in a commercial setting in Europe all combined to inhibit enrollment in this trial under its previous protocol. Under the new protocol, the primary endpoint for the amended FOCUS trial will be objective response rate. Secondary endpoints will include duration of response, disease control rate, overall survival and progression-free survival. Additional exploratory outcome measures include time to objective response, hepatic progression-free survival, hepatic objective response, and quality of life, safety and other pharmacokinetic measures. Inclusion and exclusion criteria remain unchanged. Patients previously enrolled in the Melphalan/HDS arm of the trial under the previous protocol will continue to be treated and evaluated as part of the amended trial. In addition, Delcath intends to provide to the FDA interpretable comparative survival data, even if the study is underpowered to demonstrate a statistically positive overall survival effect. We believe trial enrollment will complete in the second half of 2019 and will provide evidence to support an application for approval.

The Phase 3 clinical trial, as amended, invalidates the prior SPA agreement for the randomized version of the trial design. Full details of the registration Phase 3 clinical trial are available at www.clinicaltrials.gov.

In December 2018, we announced that that the independent Data Safety Monitoring Board (“DSMB”) for this trial completed its fourth review of safety data for treated patients in the trial under the prior protocol. The DSMB again recommended that the study continue without modification. The trial amendment does not change safety related procedures or invalidate prior DSMB evaluations.

The FOCUS Trial is being conducted at leading cancer centers in the United States and Europe. The Moffitt Cancer Center in Tampa, Florida was activated as a participating center in January, 2016, with Jonathan Zager, M.D., FACS, Professor of Surgery in the Cutaneous Oncology and Sarcoma Departments and a Senior Member at Moffitt Cancer Center, serving as the trial's lead investigator. In October 2018, we announced continued rollout of the amended protocol to participating centers in the United States and are working with approximately 30 leading cancer centers in the United States and Europe to participate in the trial.

Melphalan hydrochloride has been granted orphan drug status by the FDA for the treatment of patients with ocular melanoma. Based on the strength of the efficacy data in this disease observed in our prior Phase 3 clinical trial and the reports of an improved safety profile observed in treatment experience in Europe, we are confident that this program can address the concerns raised by the FDA in its CRL.

The ALIGN Trial- NCT03086993

In April 2018, we announced the initiation of a new pivotal trial of Melphalan/HDS to treat patients with ICC titled “A Randomized, Controlled Study to Compare the Efficacy, Safety and Pharmacokinetics of Melphalan/HDS Treatment Given Sequentially Following Cisplatin/Gemcitabine versus Cisplatin/Gemcitabine (Standard of Care) in Patients with Intrahepatic Cholangiocarcinoma” (the “ALIGN Trial”).   The ALIGN Trial is being conducted under an SPA announced in March 2017.  Under the terms of the SPA, the ALIGN Trial will enroll approximately 295 ICC patients at approximately 40 clinical sites in the United States and Europe.  The primary endpoint is overall survival and secondary and exploratory endpoints include safety, progression-free survival, overall response rate and quality-of-life measures. The SPA agreement for the ALIGN Trial indicates that the pivotal trial design adequately addresses objectives that, if met, would support regulatory requirements for approval of Melphalan/HDS in ICC.  However, final determinations for marketing application approval are made by FDA after a complete review of a marketing application and are based on the totality of data in the application.

In October 2018, we announced the enrollment of the first patient in the ALIGN Trial at The University of Tennessee Health Science Center, Methodist University Hospital, and West Cancer Center in Memphis, Tennessee.

Phase 2 Hepatocellular Carcinoma (HCC) & Intrahepatic Cholangiocarcinoma (ICC) Program

In 2014, we initiated a Phase 2 clinical trial program in Europe and the United States, with the goal of obtaining an efficacy and safety signal for Melphalan/HDS in the treatment of HCC and ICC. Due to differences in treatment practice patterns between Europe and the United States, we established separate European and United States trial protocols for the HCC Phase 2 program with different inclusion and exclusion patient selection criteria:

Protocol 201 NCT02406508 – Conducted in the United States, this trial was intended to assess the safety and efficacy of Melphalan/HDS followed by sorafenib.  This trial was terminated earlier than planned and is now closed to enrollment.

Protocol 202 NCT02415036 – Conducted in Europe, this trial was intended to assess the safety and efficacy of Melphalan/HDS without sorafenib. The trial will also evaluate overall response rate via mRECIST criteria, progression free survival, characterize the systemic exposure of melphalan and assess patient quality of life.  This trial was terminated earlier than planned and is now closed to enrollment.

ICC Cohort – In 2015 we expanded Protocol 202 to include a cohort of patients with ICC. The trial for this cohort was conducted at the same centers participating in the Phase 2 HCC trial. This trial has completed enrollment and data from this study are being analyzed and will be disseminated publicly by the investigators.

ICC Retrospective Data Collection - The original goal to obtain an efficacy signal for the Phase 2 ICC cohort has been satisfied by the result of multicenter patient outcomes identified in the retrospective data collection of our commercial ICC cases conducted by our European investigators. These promising outcomes and observations were discussed with Key Opinion Leaders at a Delcath-organized medical advisory panel meeting and led to the agreement that PHP therapy does “demonstrate an efficacy signal in ICC and is worthy of full clinical investigation.” Data from this retrospective data collection provided important scientific support during our negotiations with the FDA for our SPA for the Pivotal ICC Trial. Data for the retrospective data collection were published in European Radiology in a paper entitled “Percutaneous Hepatic Perfusion (Chemosaturation) with Melphalan in Patients with Intrahepatic Cholangiocarcinoma: European Multicentre Study on Safety, Short Term Effects and Survival”. Details of the findings from this study are discussed below under “Recent Data Presentations”.

With the objectives of identifying an efficacy signal worthy of further clinical investigation now met, we have terminated enrollment in our Phase 2 program and have closed the Phase 2 trials in order to focus available resources on the FOCUS Trial and the ALIGN Trial.

Clinical trials are long in duration, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator treatment or required prior therapy. A substantial portion of the Company’s operating expenses consist of research and development expenses incurred in connection with its clinical trials. See the Company’s consolidated financial statements provided under Item 8 of this Annual Report on Form 10-K.

European Investigator Initiated Trials

In addition to the clinical trials in our clinical development program, we are supporting data generation in other areas. We are currently conducting one Investigator Initiated Trial in colorectal carcinoma metastatic to the liver (“mCRC”) at Leiden University Medical Center in the Netherlands. We continue to evaluate other Investigatory Initiated Trials as suitable opportunities present themselves in Europe. We believe Investigatory Initiated Trials will serve to build clinical experience at key cancer centers and will help support efforts to obtain full reimbursement in Europe.

European Clinical Data Generation

On April 2, 2015, we announced the activation of our prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and Quality of Life information using observational study methods. This registry will gather data in multiple tumor types from commercial cases performed by participating cancer centers in Europe.  A prospective registry is an organized system that uses observational study methods to collect defined clinical data under normal conditions of use to evaluate specified outcomes for a population defined by a particular disease, condition, or exposure.  Registry data are non-randomized, and as such cannot be used for approval or promotional claims.  However, we believe the patient registry will provide a valuable supportive data repository from a commercial setting that can be used to identify further clinical development opportunities, support clinical adoption and reimbursement in Europe.

Recent Data Presentations

In April 2019 we announced that results from a prospective Phase 2 study conducted by Leiden University Medical Center (“LUMC”) in the Netherlands on the use of CHEMOSAT to treat patients with metastatic ocular melanoma with liver metastases were presented at the European Conference on Interventional Oncology annual meeting.

The LUMC study entitled “Percutaneous hepatic perfusion with melphalan in patients with unresectable liver metastases from ocular melanoma using the Delcath System's second-generation hemofiltration system: a prospective phase II study” was conducted by a team led and presented by Dr. Mark Burgmans. The study evaluated 35 patients with unresectable liver metastases from ocular melanoma treated with CHEMOSAT between February 2014 and June 2017. The 35 patients underwent a total of 72 PHP therapy treatments, and tumor response was evaluable in 32 patients. Primary endpoints were overall response, overall survival, and progression free survival. Secondary measures included safety measures and hematologic toxicity.

Results of the study showed that one patient had a complete response and 22 had partial response, for a combined overall response rate of 74.1%. Overall survival was 20.3 months and mean progression free survival was 8.1 months.

Safety analysis showed a total of 14 serious adverse events were recorded. The hematologic toxicities were in a majority of the cases self-limiting and manageable. Investigators concluded that “PHP Therapy with the Generation Two version of CHEMOSAT is an effective and safe treatment for patients with hepatic metastases from ocular melanoma.”

The presentation at the European Conference, an Interventional Oncology updated data previously presented at the 2018 annual conference of the Cardiovascular and Interventional Radiological Society of Europe.

In October 2018, we announced that results of a multicenter retrospective analysis of outcomes in patients with ICC treated with CHEMOSAT were published in the journal European Radiology. The study is the first analysis on the use of Delcath’s PHP therapy for the treatment of ICC. The retrospective analysis, “Percutaneous Hepatic Perfusion (Chemosaturation) with Melphalan in Patients with Intrahepatic Cholangiocarcinoma: European Multicentre Study on Safety, Short Term Effects and Survival” was conducted by investigators in Germany, Italy, Netherlands, Spain and France with Dr. Steffen Marquardt of Hannover Medical School serving as lead author. The study evaluated 15 patients with ICC who were selected for PHP therapy after failing prior therapies. The patients were treated at nine hospitals throughout Europe between 2012 and 2016. Treatment outcomes were assessed by imaging every three months following PHP treatment.

After the first PHP therapy treatment, one patient (7%) had a complete response (“CR”), two patients (13%) had a partial response (“PR”), and stable disease (“SD”) was observed in eight patients (53%). This equates to a control rate (CR+PR+SD) of 73%. The complete response patient was not retreated and is still alive. Three patients (20%) progressed after the first treatment and one patient died prior to post-procedure imaging. Five of the patients with SD received a second PHP therapy treatment, resulting in one PR (20%), three SD (60%), and one PD (20%). During the follow-up phase, two of the SD patients received additional PHP therapy treatments. Median overall survival was 26.9 months from initial diagnosis and 7.6 months from first PHP treatment. One-year overall survival from first PHP was 40%. Median progression free survival (“PFS”) was 122 days, and median hepatic progression free survival (“hPFS”) was 131 days.

In their retrospective data collection, investigators stated that side-effects were potentially under-reported but were considered by the investigators to be tolerable and comparable to other systemic and local therapies.  Nevertheless, in the context of the patient selection, baseline characteristics and number of PHP therapy treatments provided in this retrospective study, practitioners observed no adverse events of grades 3 or 4 severity during the PHP therapy treatment. Post-procedurally, significant hematological toxicity was observed in the form of anemia and thrombocytopenia 5-7 days after the PHP therapy treatment.  Management with Granulocyte Colony Stimulating Factor was employed in some patients.  These toxicities were considered consistent with those toxicities reported in the ABC 02 trial of systemic chemotherapy in this patient population. The ABC-02 trial was a randomized, controlled, phase 3 trial that was designed and developed by the ABC-02 Trial Management Group under the auspices of the Upper Gastrointestinal Cancer Clinical Studies Group of the United Kingdom National Cancer Research Institute. The study was conducted by investigators at 37 centers in the United Kingdom, and data were collected and analyzed at the Cancer Research United Kingdom and University College London Cancer Trials Centre, London.  In this trial, patients were randomly assigned to receive cisplatin plus gemcitabine or gemcitabine alone for up to 24 weeks.

Investigators concluded that PHP therapy provides “promising response rates in patients with ICC,” and that side-effects were tolerable and comparable to other treatment strategies.

The study entitled “Survival and Response of Patients with Metastatic Ocular Melanoma after Chemosaturation Percutaneous Hepatic Perfusion” was conducted by M. Zeile, and A. Stang, et al of the Asklepios Barmbek Clinic in Hamburg, Germany. The study retrospectively evaluated response rates and overall survival in 12 patients with ocular melanoma liver metastases after treatment with Delcath’s PHP therapy. Five patients had metastases confined to the liver, and seven had additional extra-hepatic metastases. A total of 30 PHP therapy treatments were performed in the sample, and patients received an average of 2.5 treatments.

The objective response rate was 58.3%, and the disease control rate was 91.7% (1 complete response, 6 partial responses, 4 stable disease, and 1 progressive disease). Following the first PHP therapy treatment, progression free survival was 11.7 months and hPFS was 18.6 months. Median overall survival was 30.6 months following the treatment. Of the cohort of 12 patients, three patients were judged to be candidates for surgery following treatment with PHP therapy. Median overall survival among these patients was 76.8 months, though investigators cautioned that statistical conclusions cannot be drawn from the small sample size.

In May 2018, we announced that PHP therapy was featured in a Video Learning Session presented at the Annual Meeting of the European Conference of Interventional Oncology (“ECIO”). Dr. M.C. Burgmans of LUMC presented an overview of the PHP therapy, discussed the therapy’s developmental history, demonstrating how to perform the procedure, as well as outlining its potential in ocular melanoma liver metastases and intrahepatic cholangiocarcinoma, and highlighting ongoing clinical research.  In his presentation, Dr. Burgmans stated his belief that PHP therapy should be considered as first line therapy in ocular melanoma liver metastases, an opinion informed by both our commercial experience in Europe and our prior research into this tumor type.  LUMC is an experienced treatment center and has recently completed its 100th treatment using CHEMOSAT.  We believe Dr. Burgmans’ comments reflect growing confidence in PHP therapy’s role in treating ocular melanoma liver metastases.

In January 2018, we announced the publication of a multi-center retrospective analysis of Delcath’s PHP therapy published in the peer-reviewed Journal of Surgical Oncology. The study entitled “Percutaneous Hepatic Perfusion with Melphalan in Uveal Melanoma: A Safe and Effective Treatment Modality in an Orphan Disease”, was conducted by researchers from Moffitt Cancer Center (Moffitt) in Tampa, Florida and the University Hospital Southampton (UHS) in the United Kingdom. The retrospective analysis of outcomes in 51 patients with liver metastases from ocular melanoma represents the largest data set compilation on the use of PHP therapy in this tumor type outside of a clinical trial setting.

Patients in the study were treated at the two centers between December 2008 and October 2016. Patients received up to four PHP therapy treatments at UHS and up to six PHP therapy treatments at Moffitt. All patients received at least one PHP therapy treatment, the median number of treatments per patient was two, and a total of 134 PHP therapy treatments were administered. Results showed that of the 51 treated patients, 22 (43.1%) showed a partial response, 3 (5.9%) showed a complete response, and 17 (33.3%) had stable disease. The six-month overall and hepatic disease control rates were 64.7% and 70.6% respectively. Survival analysis showed median overall survival of 15.3 months at the time of data cut off. One year overall survival was 64.6%.

Safety analysis showed that 19 patients (37.5%) had Grade 3 or 4 non-hematologic toxicity. Cardiovascular toxicity was seen in 17.6% of patients, a rate comparable to the company’s prior Phase 3 study. Further to implementation of the Gen 2 filter along with prophylactic use of growth factors, severe neutropenia was seen in 16 (31.3%) patients as opposed to 60 (85.7%) patients in the prior Phase 3 trial. Most significantly, as compared to the prior Phase 3 trial, there were no treatment related deaths. Researchers stated that PHP therapy “can be safely employed in appropriately selected ocular melanoma patients in institutions with appropriate expertise.”

The study authors further concluded that “results clearly demonstrate that PHP therapy appears to be an effective means of obtaining rapid intrahepatic disease control and is a sensible option in patients with predominant liver disease.” Researchers reported that their results support the use of PHP therapy in an integrated approach to the management of metastatic ocular melanoma and looked to the Company’s Phase 3 FOCUS Trial to further quantify the benefit and optimize treatment strategies for these patients.

Market Access and Commercial Clinical Adoption

Europe

Delcath’s marketing strategy in the European Economic Area (the “EEA”) includes establishing strategic alliances with partners that include license, supply, sales and marketing arrangements.

In December 2018, Delcath entered into a definitive licensing agreement (the “medac License”) for CHEMOSAT commercialization in Europe with medac Gesellschaft für klinische Spezialpräparate mbH (“medac”), a privately held, multi-national pharmaceutical company based in Wedel, Germany. Founded in 1970, medac specializes in the treatment and diagnosis of oncological, urological and autoimmune diseases. medac has offices globally, worldwide partner agreements in over 90 countries, and approximately 1,200 employees.

Under the terms of the medac License, Delcath’s European subsidiary, Delcath Systems, Ltd., exclusively licenses to medac the right to sell and market CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland, and the United Kingdom. The medac License provides for payment by medac to Delcath in a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties. We believe that medac is a well-suited partner to help advance CHEMOSAT commercialization in the European Union and neighboring countries. medac has offices throughout Europe, a well-established network among oncology key opinion leaders, and organizational scale necessary to help establish CHEMOSAT in the European treatment landscape for cancers of the liver.

Since launching CHEMOSAT in Europe, over 600 commercial treatments have been performed at over 25 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine.  Patients treated in Europe have received up to eight CHEMOSAT treatments, and the average number of repeat treatments performed on a per patient basis has consistently increased. In 2018, Leiden University Medical Centre in the Netherlands surpassed 100 treatments with CHEMOSAT since initiating procedures, the third European center to achieve the milestone.

In March 2018, we announced that we entered into a commercial supply agreement with Tillomed Laboratories, an EMCURE company, for the procurement of melphalan for use with CHEMOSAT in Europe. Tillomed Laboratories specializes in the licensing, marketing and supply of generic and branded pharmaceutical products to hospitals, wholesalers and pharmacists nationwide, in a cost-effective and timely manner. We believe this agreement establishes firm control over our melphalan supply chain in Europe, and over time will provide economies of scale.  The supply agreement with Tillomed also gives Delcath access to the drug dossier for melphalan hydrochloride, an important asset that potentially provides a drug approval pathway with the European Medicines Agency (“EMA”) in Europe.  As many of the cancers of the liver we are treating with CHEMOSAT are orphan indications in the United States, a Marketing Authorization Application approval by the EMA for CHEMOSAT could potentially provide added market protection for these indications in Europe.

European Reimbursement

A critical driver of utilization growth for CHEMOSAT in Europe is the expansion of reimbursement mechanisms for the procedure in our priority markets. In Europe, there is no centralized pan-European medical device reimbursement body. Reimbursement is administered on a regional and national basis. Medical devices are typically reimbursed under Diagnosis Related Groups (“DRG”) as part of a procedure. Prior to obtaining permanent DRG reimbursement codes, in certain jurisdictions, we are actively seeking interim reimbursement from existing mechanisms that include specific interim reimbursement schemes, new technology payment programs as well as existing DRG codes. In most EU countries, the government provides healthcare and controls reimbursement levels. Since the EU has no jurisdiction over patient reimbursement or pricing matters in its member states, the methodologies for determining reimbursement rates and the actual rates may vary by country.

Effective with the execution of our license agreement with medac, medac will provide support for reimbursement applications in the European markets covered by our agreement.

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (“InEk”), the German federal reimbursement agency, established a national Zusatzentgeld (“ZE”) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created, and will replace the previous Neue Untersuchungs und Behandlungsmethoden (“NUB”) procedure that required patients in Germany to apply individually for reimbursement of their CHEMOSAT treatment.  With the establishment of a ZE code for CHEMOSAT, the procedure is now permanently represented in the DRG catalog in Germany. Coverage levels under this process are negotiated between hospitals in Germany and regional sickness funds, with coverage levels renegotiated annually.

United Kingdom

In May 2014, National Institute for Health and Care Clinical Excellence (“NICE”), a non-departmental public body that provides guidance and advice to improve health and social care in the UK, completed a clinical review of CHEMOSAT. The NICE review indicated that as the current body of evidence on the safety and efficacy of PHP therapy with CHEMOSAT for primary or metastatic liver cancer is limited, the procedure should be performed within the context of research by clinicians with specific training in its use and techniques.

Medac will continue consultations begun by Delcath with the Interventional Procedures Advisory Committee at NICE in England, providing recent clinical evidence with a view to moving existing Interventional Procedural Guidance from a research recommendation to specialist recommendation. This would enable greater scope for commercialization access to the therapy because it would allow more use by National Health Service (“NHS”) clinicians of the therapy. It might also pave the way for a full Medical Technology Assessment as a way towards longer term reimbursement within the NHS.

In the short term, public patients will continue to be treated in the UK through clinical trials. Private patients will continue to be treated through the established private treatment pathway such as private insurance coverage or self-pay.

Netherlands

In the Netherlands CHEMOSAT has been performed at the Netherlands Cancer Institute in 2013 and at Leiden University Medical Centre since 2014. In June 2017, the Medical Oncology National Treatment Guidelines for Uveal Melanoma were updated and now include recommendations to consider CHEMOSAT in the treatment of liver metastases. We are hopeful that inclusion in the national guidelines and the support of clinicians treating patients with CHEMOSAT will eventually support an application for reimbursement in this market.

Spain

In Spain, the Company has determined that there was no benefit to continuing with its relationship with a local sales agency. The Spanish market will now be served by medac.

Turkey

In April 2016, we announced the activation of the Hacettepe University Clinic in Ankara, Turkey as a CHEMOSAT treatment center. Hacettepe University Clinic successfully completed its first CHEMOSAT treatments in March 2016, and the center represents the first CHEMOSAT commercial location to be activated outside of the European Union. In 2018, a second center has been activated in Turkey. We believe that these centers can serve as important location for CHEMOSAT treatment to patients in Turkey and throughout the region. The Company is represented in Turkey through a distribution partner.

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

United States Regulatory Environment

In the United States, the FDA regulates drug and device products under the FDCA, and its implementing regulations. Melphalan/HDS is subject to regulation as a combination product, which means it is composed of both a drug product and a device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of the Melphalan/HDS, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research, has primary jurisdiction over its pre-market development and review.

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

The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an Investigational New Drug Application (IND) to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the United States IND are required in the European Economic Area and other jurisdictions in which we may conduct clinical trials.

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

Sponsors of clinical trials may submit proposals for the design, execution, and analysis for their pivotal trials under an SPA. An SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. Under an SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins.

New Drug Applications

The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive chemistry, manufacturing and control information. An NDA must be accompanied by a significant user fee, which may be waived in certain circumstances. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. For new oncology products, the FDA will often solicit an opinion from an ODAC, a panel of expert authorities knowledgeable in the fields of general oncology, pediatric oncology, hematologic oncology, immunologic oncology, biostatistics, and other related professions. The ODAC panel reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer, and makes recommendations to the Commissioner of Food and Drugs. The FDA is not bound by the recommendation of an advisory committee. The FDA will deny approval of an NDA by issuing a Complete Response Letter (CRL) if the applicable statutory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may be contingent on a Risk Evaluation and Mitigation Strategy that limits the labeling, distribution or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

There are three primary regulatory pathways for a New Drug Application under Section 505 of the FDCA: Section 505(b)(1), Section 505(b)(2) and Section 505(j).  A Section 505(b)(1) application is used for approval of a new drug (for clinical use) whose active ingredients have not been previously approved. A Section 505(b)(2) application is used for a new drug that relies on data not developed by the applicant. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. This statutory provision permits the approval of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely in part upon the FDA’s findings of safety and effectiveness for previously approved products. A Section 505(j) application, also known as an abbreviated NDA, is used for a generic version of a drug that has already been approved.

Orphan Drug Exclusivity

Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the Orphan Drug Act, the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The orphan designation is granted for a combination of a drug entity and an indication and therefore it can be granted for an existing drug with a new (orphan) indication. Applications are made to the Office of Orphan Products Development at the FDA and a decision or request for more information is usually rendered in about 60 days. NDAs for designated orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits up to 50% of research and development costs, and are granted a seven-year period of exclusivity upon approval. Exclusivity begins on the date that the marketing application is approved by the FDA for the designated orphan drug and prevents FDA from approving the same drug for the same condition during this period of exclusivity, except in certain circumstances such as where the subsequent applicant can demonstrate clinical superiority to the originally approved orphan drug. However, orphan drug exclusivity does not prevent FDA from approving the same drug for a different indication, or different drugs for the same indication.

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

Other Regulatory Requirements

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form 483 and Untitled Letters or Warning Letters that could cause us or our third-party manufacturers to modify certain activities. A Form 483 Notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidelines. In addition to Form 483 Notices and Untitled Letters or Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action recalls of products from the market, withdrawal of any potential approvals of a product, or civil or criminal penalties.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties.

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

European Regulatory Environment

In the EEA, CHEMOSAT is subject to regulation as a medical device. The EEA is composed of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein. Under the EU Medical Devices Directive (Directive No 93/42/ECC of 14 June 1993, as last amended), drug delivery products such as the CHEMOSAT system is governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Devices Directive apply to the safety and performance-related device features of the product. Because we do not intend to place CHEMOSAT on the EEA market as a single integral unit with melphalan, the product is governed solely by the EU Medical Devices Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.

Before we may commercialize a medical device in the EEA, we must comply with the essential requirements of the EU Medical Devices Directive. Compliance with these requirements entitles a manufacturer to affix a CE conformity mark, without which the products cannot be commercialized in the EEA. To demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. In April 2011, we obtained authorization to affix a CE Mark for the Generation One CHEMOSAT system and began European commercialization with this version of the CHEMOSAT system in early 2012. In April 2012, the Company obtained authorization to affix a CE Mark for the Generation Two version of CHEMOSAT, and since this time all procedures in Europe have been performed with this version of the system.

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

A manufacturer without a registered place of business in a Member State of the EU which places a medical device on the market under its own name must designate an Authorized Representative established in the European Union who can act before, and be addressed by, the Competent Authorities on the manufacturer’s behalf with regard to the manufacturer’s obligations under the EU Medical Devices Directive. We appointed such a representative prior to establishing our infrastructure in the EEA.  With the Delcath Systems Ltd. infrastructure now firmly in place, the Authorized Representative responsibilities have been formally transferred internally and there is no longer a need for a third party representative.

In the EEA, we must also comply with the Medical Device Vigilance System, which is designed to improve the protection of health and safety of patients, users and others by reducing the likelihood of recurrence of incidents related to the use of a medical device. Under this system, incidents are defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, or user or of other persons or to a serious deterioration in their state of health. When a medical device is suspected to be a contributory cause of an incident, its manufacturer or authorized representative in the EU must report it to the Competent Authority of the Member State where the incident occurred. Incidents are generally investigated by the manufacturer. The manufacturer’s investigation is monitored by the Competent Authority, which may intervene, or initiate an independent investigation if considered appropriate. An investigation may conclude in the adoption of a Field Safety Corrective Action (“FSCA”). An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include device recall, modification exchange and destruction. FSCAs must be notified by the manufacturer or its authorized representative to its customers and/or the end users of the medical device via a Field Safety Notice.

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

The European Commission recently reviewed the Medical Device Directive legislative framework and promulgated Regulation (the “EU”) 2017/745 of the European Parliament and of the Council of 5 April 2017 on Medical Devices, Amending Directive 2001/83/EC, Regulation EC) No 178/2002 and Regulation (“EC”) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC.  This new Medical Device Regulation became effective on May 25, 2017, marking the start of a 3-year transition period for manufacturers selling medical device in Europe to comply with the new medical device regulation which governs all facets of medical devices.  The transition task is highly complex and touches every aspect of product development, manufacturing production, distribution and post marketing evaluation.

Effectively addressing these changes will require a complete review of our device operations to determine what is necessary to comply.  We do not believe the medical device regulatory changes will impact our business at this time, though implementation of the medical device legislation may adversely affect our business, financial condition and results of operations or restrict our operations.

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

Intellectual Property and Other Rights

Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the health care industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. The Company currently holds rights in six United States utility patents, one United States design patent, three pending United States utility patent applications, four issued foreign counterpart utility patents (including a European patent directed to our filter apparatus that has been validated in eight European countries and a European patent directed to our filter media apparatus), six issued foreign counterpart design patents, and two pending foreign counterpart patent applications. In October 2018 and February 2019 patents directed to our chemotherapy filtration system and a method of using our filter and frame apparatus were issued by the United States Patent and Trademark Office. A Notice of Allowance was obtained from the United States Patent and Trademark Office for the patent application entitled “Apparatus For Removing Chemotherapy Compounds from Blood” with allowed claims to a kit of parts capable of being assembled for delivering a small molecule chemotherapeutic agent to a subject. The allowed claims are directed to CHEMOSAT. A Hong Kong patent directed to our Filter and Frame Apparatus was issued in March of 2018. A European patent was granted for our chemotherapy filtration system in November 2018 and a European patent application directed to a method of using our filter and frame apparatus was granted in April 2019 by the European Patent Office.

When appropriate, the Company actively pursues protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of CHEMOSAT and Melphalan/HDS that will enable us to expand our patent portfolio around advances to our current systems, technology, and methods for our current applications as well as beyond the treatment of cancers in the liver.

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

Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
7,022,097	Method For Treating Glandular Diseases and Malignancies	4/4/2006	Owned	6/24/2023
9,707,331	Apparatus For Removing Chemotherapy Compounds from Blood	7/18/2017	Owned	9/17/2034
10,098,997	Appartus For Removing Chemotherapy Compounds from Blood	10/16/2018	Owned	11/7/2032
D708749	Dual Filter	7/8/2014	Owned	7/8/2028
9,314,561	Filter and Frame Apparatus and Method of Use	4/19/2016	Owned	2/7/2034
10,195,334	Filter and Frame Apparatus and Method of Use	2/5/2019	Owned	1/16/2033
9,541,544	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	1/10/2017	Owned	8/28/2033

Patent Applications in the United States
Application No.	Application Title	Filing Date	Owned or Licensed
16/127,008	Apparatus For Removing Chemotherapy Compounds from Blood	9/10/2018	Owned
16/231,486	Filter and Frame Apparatus and Method of Use	12/22/2018	Owned
15/346,239	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	11/8/2016	Owned

Foreign Patents
Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
84.098	Dual Filter (Argentina)	6/29/2012	Owned	6/29/2027
343454	Dual Filter (Australia)	7/23/2012	Owned	6/25/2022
146201	Dual Filter (Canada)	5/15/2013	Owned	5/15/2023
ZL 201230277905.5	Dual Filter (China)	3/20/2013	Owned	6/22/2022
1333173	Dual Filter (Europe)	6/27/2012	Owned	6/25/2037
1456186	Dual Filter Cartridge for Fluid Filtration (Japan)	10/26/2012	Owned	10/26/2032
2797644	Filter and Frame Apparatus and Method of Use (Belgium)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (France)	4/12/2017	Owned	12/29/2032
602012031191.6	Filter and Frame Apparatus and Method of Use (Germany)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Great Britain)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Ireland)	4/12/2017	Owned	12/29/2032
502017000073120	Filter and Frame Apparatus and Method of Use (Italy)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Luxembourg)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Switzerland)	4/12/2017	Owned	12/29/2032
2776086	Apparatus For Removing Chemotherapy Compounds from Blood (Europe)	11/29/2018	Owned	11/7/2032
1203425	Filter and Frame Apparatus and Method of Use (Hong Kong)	3/23/2018	Owned	12/29/2032
3238762	Filter and Frame Apparatus and Method of Use (Europe)	4/17/2019	Owned	12/29/2032

Foreign Patent Applications
Application No.	Title	Filing Date	Owned or Licensed
17,176,952.400	Apparatus For Removing Chemotherapy Compounds from Blood (Europe)	11/7/2012	Owned
18164476.6	Filter and Frame Apparatus and Method of Use (Europe)	12/29/2012	Owned

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

CHEMOSAT and Melphalan/HDS compete with all forms of liver cancer treatments, including surgery, systemic chemotherapy, focal therapies and palliative care. In the disease states we are targeting there are also numerous clinical trials sponsored by third-parties, which can compete for potential patients in the near term and may ultimately lead to new competitive therapies.

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

Manufacturing and Quality Assurance

We manufacture certain components of our product, including our proprietary filter media, and assemble and package CHEMOSAT and Melphalan/HDS at our facility in Queensbury, New York. We have established our European headquarters and packaging/labeling/distribution facility in Galway, Ireland where we intend to conduct final manufacturing and assembly in the future. We currently utilizes third-parties to manufacture some components of CHEMOSAT and Melphalan/HDS. CHEMOSAT and Melphalan/HDS and their components must be manufactured and sterilized in accordance with approved manufacturing and pre-determined performance specifications. In addition, certain components will require sterilization prior to distribution and Delcath relies on third-party vendors to perform the sterilization process.

We are committed to providing high quality products to our customers. To honor this commitment, Delcath has implemented updated quality systems throughout our organization. Delcath’s quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. These systems are designed to enable us to satisfy the various international quality system regulations including those of the FDA with respect to products sold in the United States and those established by the International Standards Organization (“ISO”) with respect to products sold in the EEA. The Company is  required to maintain ISO 13485 certification for medical devices to be sold in the EEA, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. On February 17, 2011, we announced that we had achieved ISO 13485 certification for our Queensbury manufacturing facility. On December 28, 2011, we announced that we had achieved ISO 13485 certification for our Galway, Ireland facility.  All Delcath facilties are presently ISO 13485:2016 certified.

Employees

As of December 31, 2018, Delcath had 43 full-time employees. None of our employees are represented by a union and we believe our employee relationships are good.

Item 1A.Risk Factors

Risks Related to Our Business and Financial Condition

An investment in our securities involve a high degree of risk. You should carefully consider the risks described below, together with the financial and other information contained in this annual report, before you decide to purchase our securities. If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected. If any of these risks actually occur, our business, financial condition and results of operations would suffer. In that event, the trading price of our common stock and the market value of our securities could decline, and you may lose all or part of your investment in our securities.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm issued a report dated May XX, 2019 in connection with the audit of our financial statements as of December 31, 2018, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, the notes to our financial statements for the year ended December 31, 2018 included in this Annual Report on Form 10-K contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, Delcath would be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.  The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is not able to continue as a going concern, it is likely that holders of its common stock will lose all of their investment.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Delcath received a complete response letter from the FDA declining to approve our existing New Drug Application, or NDA, in its current form.

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

In response to our NDA, which the Company submitted to FDA in August 2012 seeking approval for use of our Melphalan/HDS Kit for the treatment of patients with ocular melanoma of the liver, in September 2013, the FDA denied approval of the NDA in its current form and issued a complete response letter (CRL). A CRL is issued by the FDA when the review of an NDA is completed, and deficiencies remain that preclude approval of the NDA in its current form. The deficiencies in the CRL included, but were not limited to, a statement that Delcath must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS Kit using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of Melphalan/HDS Kit outweigh its risks.” The FDA also required that the additional clinical trial(s) be conducted using the product the Company intends to market. Prior to conducting additional clinical trials, Delcath must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing and human factors information.

Delcath has initiated a pivotal Phase 3 trial in ocular melanoma metastases.  Delcath had a SPA agreement with FDA for this study, which was initially designed as a randomized trial with a primary endpoint of overall survival.  We subsequently amended the protocol so that the trial is a non-randomized, single-arm study with a primary endpoint of objective response rate.  Although the changes to the protocol invalidated the SPA agreement, FDA stated that it would not object to Delcath conducting a study outside of a SPA agreement.  However, Delcath will need to justify how the results of the study support a favorable risk-benefit assessment, particularly whether the response rate is sufficient to overcome the toxicity of Melphalan/HDS.

In addition, Delcath conducts and participates in numerous clinical trials with a variety of study designs, patient populations and trial endpoints to support additional indications for Melphalan/HDS and HDS with other drug therapies. In 2014, Delcath initiated a Phase 2 clinical trial with Melphalan/HDS for hepatocellular carcinoma (“HCC”) in both the United States and Europe. In 2015, the Phase 2 clinical trial for HCC was expanded to include a cohort of patients with intrahepatic cholangiocarcinoma, a type of primary livery cancer (“ICC”). The trial for this cohort was conducted at the same centers participating in the Phase 2 HCC trial. Unfavorable or inconsistent clinical data from clinical trials, including the Phase 2 clinical trial for HCC, the market’s perception of these clinical data or FDA’s perception of this clinical data, may adversely impact our ability to obtain approval, and our financial condition. Additionally, even if the results of our Phase 2 clinical trial for HCC and ICC are positive, there is a substantial risk that it will fail to have positive results in Phase 3 clinical trials with regard to efficacy, safety or other clinical outcomes and may never obtain regulatory approval.

The Company does not expect to generate significant revenue for the foreseeable future.

Delcath’s entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of CHEMOSAT® and Melphalan/HDS and currently has only developed this system for the treatment of cancers in the liver. If CHEMOSAT and Melphalan/HDS for the treatment of cancers in the liver fail as commercial products, the Company has no other products to sell. In addition, since CHEMOSAT currently is approved for commercialization solely in the European Economic Area (the “EEA”) and limited other jurisdictions, if medac is unsuccessful in commercializing the product in the EEA and/or if Melphalan/HDS is not approved in the United States and elsewhere, the Company will have no means of generating revenue. In September 2013, the FDA issued a CRL with respect to the Company’s NDA for Melphalan/HDS. A CRL is issued by the FDA when the review of a file is completed and questions remain that preclude approval of the NDA in its then current form. Accordingly, Delcath does not expect to realize any revenues from product sales in the United States in the next several years, if at all. As a result, our revenue sources are, and will remain, extremely limited until the Company’s product candidates are approved by the FDA or other additional foreign regulatory agencies and successfully marketed. CHEMOSAT and Melphalan/HDS may not be successful in clinical trials, approved by the FDA or other additional foreign regulatory agency or marketed at any time in the foreseeable future or at all.

Continuing losses may exhaust our capital resources.

As of December 31, 2018, the Company had $2.5 million in cash and cash equivalents. Delcath has had minimal revenue to date, and has a substantial accumulated deficit, recurring operating losses and negative cash flow. For the years ended December 31, 2018 and  2017, the Company incurred net losses of approximately $19.2 million and $45.1 million, respectively and expects to continue to incur losses in 2019. Management believes its capital resources are adequate to fund operations through June 2019. To date, the Company has funded operations through a combination of private placements and public offerings of its securities, including convertible notes. If Delcath continues to incur losses, the Company may exhaust its capital resources, and as a result may be unable to complete its clinical trials, engage in product development and the regulatory approval process and commercialization of CHEMOSAT and Melphalan/HDS or any other versions of these products.  If Delcath is unable to raise capital or generate sufficient revenue, it may not be able to pay its debts when they become due and may have to seek protection from the bankruptcy courts or enter into a receivership.

If the Company cannot raise additional capital, its potential to generate future revenues will be significantly limited since it may not be able to further commercialize CHEMOSAT and Melphalan/HDS, complete its clinical trials or conduct future product development and clinical trials.

The Company will require additional financing to complete its clinical trial program or seek other approvals, to conduct future development and clinical trials and to further commercialize its product in the EEA and any other markets where the Company may receive approval for its products.  In addition, Delcath is obligated to make payments under long-term research and development obligations and lease agreements. If financing is unavailable to make the required payments under these agreements, the Company could be subject to legal liability and its ability to complete product development projects or clinical trials could be impaired. The Company does not know if additional financing will be available when needed at all or on acceptable terms. If unable to obtain additional financing as needed, the Company may not be able to further commercialize CHEMOSAT and Melphalan/HDS, obtain regulatory approvals or complete its development projects or clinical trials, which would result in a complete loss of an investment in our securities.

Our liquidity and capital requirements will depend on numerous factors, including:

•	clinical studies, including a Phase 3 clinical trial in ocular melanoma liver metastases and a registration trial in ICC;
•	the timing and costs of our various United States and foreign regulatory filings, obtaining approvals and complying with regulations;

•	the timing and costs associated with developing our manufacturing operations;
•	the timing of product commercialization activities, including marketing and distribution arrangements overseas;
•	the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and
•	the impact of competing technological and market developments.

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

CHEMOSAT and Melphalan/HDS are subject to extensive and rigorous government regulation by the FDA and other foreign regulatory agencies. The FDA regulates the research, development, pre-clinical and clinical testing, manufacture, safety, effectiveness, record keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical and medical device products. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to either civil or criminal administrative or judicially-imposed sanctions and/or other penalties.

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

The Company is not permitted to market Melphalan/HDS in the United States unless and until it obtains regulatory approval from the FDA. To market the product in the United States, Delcath must submit to the FDA and obtain FDA approval of an NDA. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of the applicable product candidate. The number and types of preclinical studies and clinical trials that will be required varies depending on the product candidate, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Despite the time and expense associated with preclinical and clinical studies, failure can occur at any stage, and the Company could encounter problems that cause it to repeat or perform additional preclinical studies, CMC studies or clinical trials. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem a product candidate to be adequately safe and effective;
•	may determine that the risk:benefit profile is not favorable;
•	may not find the data from preclinical studies, CMC studies and clinical trials to be sufficient to support a claim of safety and efficacy;
•	may interpret data from preclinical studies, CMC studies and clinical trials significantly differently than the Company;
•	may not approve the manufacturing processes or facilities associated with our product candidates;
•	may change approval policies (including with respect to our product candidates’ class of drugs) or adopt new regulations; or
•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

Furthermore, we cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may require us to recall our products from distribution or withdraw any potential approvals of an NDA for that product.

Undesirable side effects caused by any product candidate that Delcath develops could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or cause us to evaluate the future of our development programs. The regulatory review and approval process is lengthy, expensive and inherently uncertain. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. In August 2012, the Company submitted the Melphalan/HDS NDA seeking an indication for ocular melanoma liver metastases. In September 2013, the FDA declined to approve the NDA and issued a CRL. The deficiencies in the CRL included, but were not limited to, a statement that the Company must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of Melphalan/HDS outweigh its risks.” The FDA also requires that the additional clinical trial(s) be conducted using the product the Company intends to market. Prior to conducting additional clinical trials, Delcath must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing and human factors information. However, even if the Company completes its clinical trials and satisfies all the requirements of the CRL, it may not obtain regulatory approval from the FDA. Continued failure to obtain, or additional delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of the current version of CHEMOSAT and Melphalan/HDS or any products that the Company develops in the future;
•	impose additional costs on Delcath;
•	diminish any competitive advantages that may be attained; and
•	adversely affect the Company’s ability to generate revenues.

Delcath has obtained the right to affix the CE Mark for the Delcath Hepatic CHEMOSAT Delivery System as a medical device for the delivery of melphalan. Since the Company may only promote the device within this specific indication, if physicians are unwilling to obtain melphalan separately for use with CHEMOSAT, Delcath’s ability to commercialize CHEMOSAT in the EEA will be significantly limited.

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

In April 2012, the Company obtained the required certification from its European Notified Body, enabling Delcath to complete an EC Declaration of Conformity with the essential requirements of the EU Medical Devices Directive and affix the CE Mark to the Generation Two version of CHEMOSAT. In order to maintain the right to affix the CE Mark in the EEA, the Company is subject to compliance obligations, and any material changes to the approved product, such as manufacturing changes, product improvements or revised labeling, may require further regulatory review. Additionally, the Company is subject to ongoing audits by its European Notified Body, and the right to affix the CE Mark to the Generation Two version of CHEMOSAT may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product.

To the extent that CHEMOSAT or Melphalan/HDS is approved by the FDA or any other regulatory agency, Delcath will be subject to similar ongoing regulatory obligations and oversight in those countries where approval is obtained. For example, the Company may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMPs”), good clinical practices (“GCPs”), and good laboratory practices, which are regulations and guidelines enforced by the FDA for all products in clinical development, for any pre-clinical or clinical trials that the Company conducts post-approval. In addition, post-marketing requirements for CHEMOSAT and Melphalan/HDS may include implementation of a risk evaluation and mitigation strategies (“REMS”) program to ensure that the benefits of the product outweigh its risks. A REMS may include a medication guide, a patient package insert, a communication plan to healthcare professionals, restrictions on distribution or use and/or other elements to assure safe use of the product.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	refusals or delays in the approval of applications or supplements to approved applications;
•	refusal of a regulatory authority to review pending market approval applications or supplements to approved applications;
•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;
•	fines, Warning Letters or untitled letters, or holds on clinical trials;
•	import or export restrictions;
•	injunctions or the imposition of civil or criminal penalties;
•	restrictions on product administration, requirements for additional clinical trials or changes to product labeling or REMS programs; or
•	recommendations by regulatory authorities against entering into governmental contracts with us.

If the Company is not able to maintain regulatory compliance, it may lose any marketing approval that it may have obtained and may not achieve or sustain profitability, which would have a material adverse effect on the business, results of operations, financial condition and prospects of the Company.

The development and approval process in the United States will take many years, require substantial resources and may never lead to the approval of Melphalan/HDS by the FDA for use in the United States.

The Company cannot sell or market Melphalan/HDS with melphalan or other chemotherapeutic agents in the United States without prior FDA approval of an NDA for Melphalan/HDS. Although melphalan and other drugs have been approved by the FDA for use as chemotherapeutic agents, regulatory approval is required in the United States for the combined medical device component and drug component and the specific indication, dose and route of administration of melphalan or other chemotherapeutic agents or compounds used in our system. The Company is seeking approval of Melphalan/HDS for a substantially higher dose of melphalan than prior approved doses of melphalan and such other chemotherapeutic agents or other compounds.  Delcath must obtain separate regulatory approvals for Melphalan/HDS with melphalan and every other chemotherapeutic agent or other compound used with the system that Delcath intends to market, and all the manufacturing facilities used to manufacture components or assemble our system must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish to the FDA’s satisfaction the product’s safety, efficacy, potency and purity for each intended use. The pre-clinical testing and clinical trials of Melphalan/HDS with melphalan or any other chemotherapeutic agent or compound the Company uses in its system must comply with the regulations of the FDA and other federal, state and local government authorities in the United States. Clinical development is a long, expensive and uncertain process and is subject to delays. Delcath may encounter delays or rejections for various reasons, including its inability to enroll enough patients to complete the clinical trials. Moreover, approval policies or regulations may change. If the Company does not obtain and maintain regulatory approval for Melphalan/HDS and the use of melphalan or other chemotherapeutic agents, the value of the Company, results of operations and its ability to raise additional capital will be harmed.

In August 2012, Delcath submitted a NDA seeking an indication for ocular melanoma liver metastases for Melphalan/HDS. In September 2013, the FDA issued a CRL indicating that the Company must perform additional well-controlled randomized trial(s) to establish the safety and efficacy of Melphalan/HDS using overall survival as the primary efficacy outcome measure and which demonstrates that the clinical benefits of Melphalan/HDS outweigh its risks. Our current Phase 3 trial in ocular melanoma liver metastases, the FOCUS Trial, is not randomized and uses a different primary efficacy outcome measure. Failure to obtain FDA approval will have a material adverse effect on Delcath’s business, financial condition and results of operations.

Even if the Company obtains regulatory approval for Melphalan/HDS in the United States, its ability to market Melphalan/HDS would be limited to those uses that are approved.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA approves an application for Melphalan/HDS, our ability to market and promote Melphalan/HDS would be limited to the approved indication, so even with FDA approval, Melphalan/HDS may only be promoted in this limited market. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use, and FDA approval may otherwise limit our sales practices and our ability to promote, sell and distribute the product. Thus, the Company may only market Melphalan/HDS, if approved by the FDA, for its approved indication and could be subject to enforcement action for off-label marketing. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, Delcath may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require the Company to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters, corrective advertising and potential civil and criminal penalties.

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

The Company has initiated an open-label Phase 3 clinical trial in ocular melanoma liver metastases called the FOCUS Trial. The Company has also initiated a Phase 3 registration trial to treat patients with intrahepatic cholangiocarcinoma (ICC), called the ALIGN trial, for which the Company has received agreement on a SPA from the FDA.

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

•	enrollment in the Company’s clinical trials may proceed more slowly than expected;
•	the Company’s clinical trials may not demonstrate the safety and efficacy of any system or result in marketable products;
•	the FDA or foreign regulatory authorities may request additional clinical trials, including an additional Phase 3 trial, relating to the Company’s NDA submissions;

•

the FDA or a foreign regulatory authority may change its approval policies or adopt new regulations that may negatively affect or delay Delcath’s ability to bring a system to market or require additional clinical trials; and

•	a system may not be approved for all the requested indications.

The failure or delay of clinical trials could cause an increase in the cost of product development, delay filing of an application for marketing approval or cause the Company to cease the development of Melphalan/HDS for other indications. If Delcath is unable to develop Melphalan/HDS for other indications, the future growth of our business could be negatively impacted. In addition, Delcath has limited clinical data relating to the effectiveness of Melphalan/HDS in certain types of cancer. Such limited data could slow the adoption of CHEMOSAT and Melphalan/HDS and significantly reduce Delcath’s ability to commercialize CHEMOSAT and Melphalan/HDS.

The Company relies on third parties to conduct certain elements of the clinical trials for CHEMOSAT and Melphalan/HDS, and if they do not perform their obligations to Delcath, the Company may not be able to obtain regulatory approvals for its system.

The Company designs the clinical trials for Melphalan/HDS, but relies on academic institutions, corporate partners, contract research organizations and other third parties to assist in managing, monitoring and otherwise carrying out these trials. Delcath relies heavily on these parties for the execution of its clinical studies and control only certain aspects of their activities. Accordingly, the Company may have less control over the timing and other aspects of these clinical trials than if Delcath conducted them entirely on its own. The Company relies upon third parties to conduct monitoring and data collection of its ongoing and future clinical trials, including its Phase 3 ocular melanoma trial and pivotal ICC trial. Although Delcath relies on these third parties to manage the data from these clinical trials, Delcath is responsible for confirming that each of its clinical trials is conducted in accordance with its general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require Delcath to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. The Company’s reliance on third parties does not relieve it of these responsibilities and requirements and if Delcath or the third parties upon whom the Company relies for its clinical trials fail to comply with the applicable GCPs, the data generated in its clinical trials may be deemed unreliable and the FDA or other foreign regulatory agencies may require Delcath to perform additional trials before approving our marketing application. The Company cannot assure you that, upon inspection, the FDA will determine that any of its clinical trials comply or complied with GCPs. In addition, Delcath’s clinical trials must be conducted with product that complies with the FDA’s cGMP requirements. The Company’s failure to comply with these regulations may require it to repeat clinical trials, which would delay the regulatory approval process, and may result in a failure to obtain regulatory approval for Melphalan/HDS if these requirements are not met.

Purchasers of CHEMOSAT in the EEA may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, Delcath may not be able to successfully commercialize CHEMOSAT in the EEA.

The Company has obtained the right to affix the CE Mark for CHEMOSAT, and under the medac License, medac intends to seek third-party or government reimbursement within those countries in the EEA where it expects to market and sell CHEMOSAT. In Germany, the Company had received a ZE diagnostic-related group code (“ZE Code”), which, beginning in 2016, permits hospitals in Germany to obtain reimbursement for CHEMOSAT procedures. Negotiations on the amount of reimbursement to be received under the ZE Code were concluded in 2016 and the procedure was reimbursed under the ZE Code in 2017. Reimbursement negotiations under the ZE system are conducted annually. Consequently, reimbursement obtained may not be for the full amount sought. In countries where medac is able to obtain reimbursement, local policy could limit the Company’s ability to obtain adequate and consistent reimbursement and limit other sales opportunities in those countries.

In other countries, until medac obtains government reimbursement, it will rely on private payors or local pre-approved funds where available. There are also no assurances that third-party payors or government health agencies of Member States of the EEA will reimburse use of CHEMOSAT in the long term or at all. Further, each country has its own protocols regarding reimbursement, so successfully obtaining third party or government health agency reimbursement in one country does not necessarily translate to similar reimbursement in other EEA countries. Physicians, hospitals and other health care providers may be reluctant to purchase CHEMOSAT if they do not receive substantial reimbursement for the cost of using the product from third-party payors or government entities. The lack of adequate reimbursement may significantly limit sales opportunities in the EEA.

The success of our products may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

The Company’s ability to commercialize CHEMOSAT under the medac License and Melphalan/HDS successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Melphalan/HDS is currently not approved by the FDA. Medicare, Medicaid, private health insurance plans and their foreign equivalents will not reimburse the use of Melphalan/HDS since the product is currently not approved outside the EEA. Delcath will seek reimbursement by third-party payors of the cost of Melphalan/HDS after its use is approved, but there are no assurances that adequate third-party coverage will be available for Delcath to establish and maintain price levels sufficient for the Company to realize an appropriate return on its investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for healthcare providers.

Implementation of healthcare reforms in the United States and in significant overseas markets may limit the ability to commercialize CHEMOSAT and Melphalan/HDS and the demand for CHEMOSAT and Melphalan/HDS. Healthcare providers may respond to such cost-containment pressures by choosing lower cost products or other therapies. In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010 (“ACA”) was enacted into law in the United States, which included a number of provisions aimed at improving quality and decreasing costs. The Trump administration has taken executive actions and members of Congress have recently introduced legislative proposals to significantly alter the ACA. It is uncertain if such executive actions will be upheld or legislative proposals will be enacted or what consequences these actions and legislative proposals or the implementation of existing provisions of ACA will have on our efforts to commercialize CHEMOSAT and Melphalan/HDS.

CHEMOSAT and Melphalan/HDS may not achieve sufficient acceptance by the medical community to sustain our business.

The commercial success of CHEMOSAT and Melphalan/HDS, if approved, will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Acceptance by the medical community may depend on the extent to which leaders in the scientific and medical communities publish scientific papers in reputable academic journals. If testing and clinical practice do not confirm the safety and efficacy of CHEMOSAT and Melphalan/HDS or even if further testing and clinical practice produce positive results but the medical community does not view these favorably, and CHEMOSAT and Melphalan/HDS as effective and desirable, our efforts to market CHEMOSAT and Melphalan/HDS may fail, which would cause us to cease operation.

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

Further, third-party payors may deny reimbursement if they determine that CHEMOSAT and/or Melphalan/HDS is not used in accordance with established payor protocols regarding cost effective treatment methods or is used outside its approved indication or for forms of cancer or with drugs not specifically approved by the FDA or other foreign regulatory bodies in the future. Without reimbursement, physicians, hospitals and other health care providers will be less likely to purchase CHEMOSAT and/or Melphalan/HDS, thereby harming our results of operations.

Risks Related to Manufacturing, Commercialization and Market Acceptance of CHEMOSAT and Melphalan/HDS

There are three third-party manufacturers of melphalan in certain countries of the EEA of which the Company is aware. If any of these manufacturers fails to provide end-users with adequate supplies of melphalan or fails to comply with the requirements of regulatory authorities, Delcath may be unable to successfully commercialize our product in the EEA.

Under the current regulatory scheme in the EEA, CHEMOSAT is approved for marketing as a device only, and doctors will separately obtain melphalan for use with CHEMOSAT. Although melphalan has been approved in the EEA for over a decade, the Company is aware that there are currently three approved manufacturers of melphalan in certain countries of the EEA. As a result, there may not be sufficient supply of melphalan for use with CHEMOSAT, and any adverse change in a manufacturer’s commercial operations or regulatory approval status may seriously impair Delcath’s sales opportunities in the EEA. Additionally, melphalan is not available in certain foreign countries outside the EEA where Delcath may seek to market CHEMOSAT. If supply of melphalan remains limited or unavailable, the Company will be unable to commercialize CHEMOSAT in these markets, thereby limiting future sales opportunities.

If the Company cannot maintain or enter into acceptable arrangements for the production of melphalan and other chemotherapeutic agents it will be unable to successfully commercialize Melphalan/HDS in the United States or complete its global Phase 3 trial in ocular melanoma liver metastases, registration trial in ICC, or any future clinical trials.

The Company has entered into a manufacturing and supply agreement with Synerx Pharma, LLC (“Synerx”) and Bioniche Teoranta (“Bioniche”) an affiliate of Mylan, Inc., for the supply of its branded melphalan for injection. The agreement with Synerx and Bioniche currently represents Delcath’s sole source of branded melphalan in the United States. The Company intends to use the melphalan supplied by Synerx and Bioniche to conduct its global Phase 3 trials for ocular melanoma liver metastases and ICC. Delcath may pursue agreements with additional contract manufacturers to produce melphalan and other chemotherapeutic agents that it will use in the future for its clinical trial program and the commercialization of CHEMOSAT and Melphalan/HDS, as well as for labeling and finishing services. The Company may not be able to enter into such arrangements on acceptable terms or at all. Every manufacturer is subject to inspection by FDA and must meet all cGMP regulatory requirements. To manufacture melphalan or other chemotherapeutic agents on its own, Delcath would first have to develop a manufacturing facility that complies with FDA requirements and regulations for the production of melphalan and each other chemotherapeutic agent the Company chooses to manufacture for its system. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on the Company’s revenues and profitability. If Delcath is unable to obtain sufficient melphalan and labeling services on acceptable terms, if it should encounter delays or difficulties in its relationships with current and future suppliers or if current and future suppliers of melphalan do not comply with applicable regulations for the manufacturing and production of melphalan, Delcath’s business, financial condition and results of operations may be materially harmed.

If we cannot successfully manufacture CHEMOSAT and Melphalan/HDS, our ability to develop and commercialize the system would be impaired.

We manufacture certain components of our products, including our proprietary filter media, and assemble and package CHEMOSAT and Melphalan/HDS at our facility in Queensbury, New York. We have established our European headquarters and packaging/labeling/distribution facility in Galway, Ireland where we intend to conduct final manufacturing and assembly in the future. We currently utilizes third-parties to manufacture some components of CHEMOSAT and Melphalan/HDS.

We have a limited manufacturing history and we may not be able to manufacture our products in sufficient commercial quantities, in a cost-effective manner or in compliance with the regulatory requirements applicable to such manufacturing. Additionally, we may have difficulty obtaining components for our products from our third-party suppliers in a timely manner or at all which may adversely affect our ability to deliver CHEMOSAT and Melphalan/HDS to purchasers.

In addition to limiting sales opportunities, delays in manufacturing CHEMOSAT and Melphalan/HDS may adversely affect our ability to obtain regulatory approval in the United States and other jurisdictions. Our ability to conduct timely clinical trials in the United States and abroad depends on our ability to manufacture the system, including sourcing the chemotherapeutic agents or other compounds through third parties in accordance with FDA and other regulatory requirements. If we are unable to manufacture CHEMOSAT and Melphalan/HDS in a timely manner, we may not be able to conduct the clinical trials required to obtain regulatory approval and commercialize our product.

The Company has implemented updated quality systems throughout our organization designed to enable us to satisfy the various international quality system regulations including those of the FDA with respect to products sold in the United States and those established by the International Standards Organization (“ISO”) with respect to products sold in the EEA. The Company is  required to maintain ISO 13485 certification for medical devices to be sold in the EEA, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. On February 17, 2011, we announced that we had achieved ISO 13485 certification for our Queensbury manufacturing facility. On December 28, 2011, we announced that we had achieved ISO 13485 certification for our Galway, Ireland facility.  All Delcath facilties are presently ISO 13485:2016 certified.  If our Queensbury, NY fails to maintain compliance with ISO 13485 and FDA cGMP or fails to pass facility inspection or audits, our ability to manufacture at the facility could be limited or terminated.  In the future, we may manufacture and assemble CHEMOSAT and Melphalan/HDS in our Galway, Ireland facility or elsewhere in the EEA, and any facilities in the EEA would have to obtain and maintain similar approvals or certifications of compliance.

The Company does not have written contracts with all of its suppliers for the manufacture of components for CHEMOSAT and Melphalan/HDS.

The Company does not have written contracts with all suppliers for the manufacture of components for CHEMOSAT and Melphalan/HDS. If Delcath is unable to obtain an adequate supply of the necessary components or negotiate acceptable terms, it may not be able to manufacture CHEMOSAT and Melphalan/HDS in commercial quantities or in a cost-effective manner, and commercialization of CHEMOSAT and Melphalan/HDS in the United States, the EEA and elsewhere may be delayed. In addition, certain components are available from only a limited number of sources. Components of CHEMOSAT and Melphalan/HDS are currently manufactured for Delcath in small quantities and may require significantly greater quantities to further commercialize the product. The Company may not be able to find alternate sources of comparable components. If Delcath is unable to obtain adequate supplies of components from existing suppliers or needs to switch to an alternate supplier and obtain FDA or other regulatory agency approval of that supplier, commercialization of CHEMOSAT and Melphalan/HDS may be delayed.

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

Even if the Company is successful in commercializing CHEMOSAT and Melphalan/HDS in the EEA, Delcath may not be successful in the United States and other foreign countries. Each country requires a different commercialization strategy, so the Company’s EEA marketing strategy may not translate to other markets. Without a successful commercialization strategy tailored for each market, Delcath’s efforts to promote and market CHEMOSAT in each of its target markets may fail in any or all of those markets.

The Company’s plan to use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and Melphalan/HDS may not be successful.

The Company may be unable to enter into collaborative agreements without additional clinical data or unable to continue a collaborative agreement as a result of unsuccessful future clinical trials. Additionally, Delcath may face competition in its search for alliances. As a result, the Company may not be able to enter into any additional alliances on acceptable terms, if at all. The Company’s collaborative relationships may never result in the successful development or commercialization of CHEMOSAT and Melphalan/HDS or any other product. The success of any collaboration will depend upon Delcath’s ability to perform its obligations under any agreements as well as factors beyond its control, such as the commitment of its collaborators and the timely performance of their obligations. The terms of any such collaboration may permit Delcath’s collaborators to abandon the alliance at any time for any reason or prevent us from terminating arrangements with collaborators who do not perform in accordance with the Company’s expectations or its collaborators may breach their agreements with the Company. In addition, any third parties with which the Company collaborates may have significant control over important aspects of the development and commercialization of Delcath’s products, including research and development, market identification, marketing methods, pricing, composition of sales force and promotional activities. Delcath is not able to control or influence the amount and timing of resources that any collaborator may devote to the Company’s research and development programs or the commercialization, marketing or distribution of its products. The Company may not be able to prevent any collaborators from pursuing alternative technologies or products that could result in the development of products that compete with CHEMOSAT and Melphalan/HDS or the withdrawal of their support for its products. The failure of any such collaboration could have a material adverse effect on its business.

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

Competition in the cancer treatment industry is intense. CHEMOSAT and Melphalan/HDS compete with all forms of liver cancer treatments that are alternatives to the “gold standard” treatment of surgical resection. Many of the Company’s competitors have substantially greater resources and considerable experience in conducting clinical trials and obtaining regulatory approvals. If these competitors develop more effective or more affordable products or treatment methods, or achieve earlier product development, Delcath’s revenues or profitability will be substantially reduced.

Delcath has the following six orphan drug designations:

•	the drug melphalan for the treatment of patients with cutaneous melanoma (November 2008)
•	the drug melphalan for the treatment of patients with ocular melanoma (November 2008)
•	the drug melphalan for the treatment of patients with neuroendocrine tumors (May 2009)
•	the drug doxorubicin for the treatment of patients with primary liver cancer (August 2009)

•	the drug melphalan for the treatment of HCC (October 2013)
•	the drug melphalan or the treatment of ICC (July 2015)

If another company has orphan drug designations for the same drug and indication and receives marketing approval before Delcath does, then the Company will be blocked from marketing approval for seven years from the date of its approval for the same indication of use unless the Company can make a showing of the clinical superiority of its drug.

The loss of key personnel could adversely affect the Company’s business.

Our success depends upon the efforts of our employees.  The loss of any of the Company’s senior executives or other key employees could harm its business. Competition for experienced personnel is intense and, if key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly identified and hired.  The competition for qualified individuals exists in all functional areas, which makes it difficult to attract and retain the qualified employees we need to operate our business.  Our success also depends in part on our ability to attract and retain highly qualified scientific, technical, commercial and administrative personnel. If we are unable to attract new employees and retain our current key employees, Delcath’s ability to compete could be adversely affected and the development and commercialization of our products could be delayed or negatively impacted.

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

We are subject to certain data privacy and security requirements, which are complex and varied among jurisdictions.  Any failure to ensure adherence to these requirements could subject us to fines and penalties, and damage our reputation.

We are required to comply with numerous federal and state laws, including state security breach notification  laws, state health information privacy laws and federal and state consume protection laws, which govern the collection, use and disclosure of personal information.  Other countries also have, or are developing, laws governing the collection, use and transmission of personal information.  In addition, most healthcare providers who may prescribe the products we currently sell or may sell in the future and from whom we may obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 and comparable state laws.  The legislative landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notifications. Any of these laws could create liability for us or increase our cost of doing business, and any failure to comply could result in harm to our reputation, and potentially fines and penalties.

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

We do not have patent rights in certain foreign countries in which a market for our product and technologies exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product and technologies.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Moreover, the United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our product and technologies.

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

The process of applying for patent protection itself is time consuming and expensive and we cannot assure you that we have prepared or will be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is possible that innovation over the course of development and commercialization may lead to changes in CHEMOSAT and Melphalan/HDS methods and/or devices that cause such methods and/or devices to fall outside the scope of the patent protection we have obtained and the patent protection we have obtained may become less valuable. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. In addition, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. Moreover, we cannot assure you that all of our pending patent applications will issue as patents or that, if issued, they will issue in a form that will be advantageous to us.

Our success depends in part on our ability to commercialize CHEMOSAT and Melphalan/HDS prior to the expiration of our patent protection.

Due to the uncertainty of the patent prosecution process, there are no guarantees that any of our pending patent applications will result in the issuance of a patent. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent typically is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our CHEMOSAT and Melphalan/HDS methods and devices, we may be open to competition from generic versions of such methods and devices.

We may in the future become involved in lawsuits to protect or enforce our intellectual property, or to defend our products against assertion of intellectual property rights by a third party, which could be expensive, time consuming and unsuccessful.

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

The medical device industry has been characterized by frequent and extensive intellectual property litigation. Our competitors or other patent holders may assert that our products and the methods employed in our products are covered by their patents. Although we have performed a search for third-party patents and believe we have adequate defenses available if faced with any allegations that we infringe these third-party patents, it is possible that CHEMOSAT and Melphalan/HDS could be found to infringe these patents. It is also possible that our competitors or potential competitors may have patents, or have applied for, will apply for, or will obtain patents that will prevent, limit or interfere with our ability to make, have made, use, sell, import or export our product. If our products or methods are found to infringe, we could be prevented from manufacturing or marketing our product.

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

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before CHEMOSAT and Melphalan/HDS or any other Delcath product can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. Not all of our United States patent rights have corresponding patent rights effective in Europe or other foreign jurisdictions. Similar considerations apply in any other country where we are prosecuting patent applications, have been issued patents, or have decided not to pursue patent protection relating to our technology. The laws of foreign countries may not protect our intellectual property rights to the same extent as do laws of the United States.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product and our technologies.

Legislation introduced earlier this decade increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, may affect patent litigation, and switch the United States patent system from a “first-to-invent” system to a “first-inventor-to-file” system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to the patent on an invention regardless of whether another inventor had made the invention earlier. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular, the first-inventor-to-file provisions, only became effective on March 16, 2013. As case law continues to develop in response to this legislation, it is not yet clear what the full impact of the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Specifically in the European Economic Area (“EEA”), we rely on design patent and trade secret protection for CHEMOSAT and Melphalan/HDS. Without utility patent protection in the EEA covering the current version of CHEMOSAT and Melphalan/HDS, CHEMOSAT and Melphalan/HDS will only be covered by design patent and trade secret protection. Unlike patents, trade secrets are only recognized under applicable law if they are kept secret by restricting their disclosure to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot be assured that consultants, employees and other third parties with whom we have entered into confidentiality agreements will not breach the terms of such agreements by improperly using or disclosing our trade secrets or other proprietary knowledge. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Trade secret protection does not prevent independent discovery of the technology or proprietary information or use of the same. Competitors may independently duplicate or exceed our technology in whole or in part. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If we are not successful in maintaining the confidentiality of our technology, the loss of trade secret protection or know-how relating to CHEMOSAT and Melphalan/HDS will significantly impair our ability to commercialize CHEMOSAT in the EEA, and our value and results of operations will be harmed. In particular, we rely on trade secret protection for the filter media, which is a key component of our system.

Similar considerations apply in other foreign countries not mentioned above in the “Intellectual Property and Other Rights” section of Item 1 hereof where we receive approval. Since we do not have issued patents for the current version of CHEMOSAT and Melphalan/HDS in these countries, our ability to successfully commercialize CHEMOSAT and Melphalan/HDS will depend on our ability to maintain trade secret protection in these markets.

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

The Company’s business exposes Delcath to potential liability risks that may arise from clinical trials and the testing, manufacture, marketing, sale and use of CHEMOSAT and Melphalan/HDS. In addition, because CHEMOSAT and Melphalan/HDS are intended for use in patients with cancer, there is an increased risk of death among the patients treated with Delcath’s system which may increase the risk of product liability lawsuits related to clinical trials or commercial sales. The Company may be subject to claims against it even if the injury is due to the actions of others. For example, if the medical personnel that use Delcath’s system on patients are not properly trained or are negligent in the use of the system, the patient may be injured, which may subject Delcath to claims. Were such a claim asserted, the Company would likely incur substantial legal and related expenses even if Delcath prevails on the merits. Claims for damages, whether or not successful, could cause delays in clinical trials and result in the loss of physician endorsement, adverse publicity and/or limit the Company’s ability to market and sell the system, resulting in loss of revenue. In addition, it may be necessary for Delcath to recall products that do not meet approved specifications, which would also result in adverse publicity, as well as resulting in costs connected to the recall and loss of revenue. A successful products liability claim or product recall would have a material adverse effect on Delcath’s business, financial condition and results of operations. The Company currently carries product liability and clinical trial insurance coverage, but it may be insufficient to cover one or more large claims.

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
•

potentially negative announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatements of previously reported financial results or delays in our filings with the SEC:

•	changes in legislation or regulatory policies, practices or actions;
•	the commencement or outcome of litigation involving Delcath, its general industry or both;
•	our filing for protection under federal bankruptcy laws;
•	recruitment or departure of key personnel;
•	changes in capital structure, such as future issuances of securities or the incurrence of additional debt;
•	actual or expected sales of common stock by stockholders; and
•	the trading volume of Delcath’s common stock.

In addition, the stock markets, in general, the OTC and the market for pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in Delcath’s common stock that are unrelated or disproportionate to the operating performance of its business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of Delcath’s common stock and expose it to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm the Company’s financial condition and results of operations.

The exercise price and number of certain outstanding warrants may be adjusted in future offerings.

The 0.2 million warrants issued in the Company’s February 2015, July 2015, October 2016 and February 2018 offerings are subject to an exercise price adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting Delcath’s common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. In addition, to the potential dilutive effect of this provision, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place additional downward pressure on the trading price of Delcath’s common stock.

The issuance of additional stock in connection with acquisitions or otherwise will dilute all other stockholdings.

The Company is not restricted from issuing additional shares of common stock, or from issuing securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. As of June 14, 2019, the Company had an aggregate of 1 billion shares of common stock authorized and 18.3 million shares of common stock issued and outstanding. The 981.7 million shares of common stock not issued or outstanding include 53.4 million pre-funded warrants and 4.3 million shares issuable upon the exercise of the outstanding warrants at a weighted average price of $2.98. The Company may issue all of these shares without any action or approval by its shareholders. Delcath may expand its business through complementary or strategic business combinations or acquisitions of other companies and assets, and may issue shares of common stock in connection with those transactions. The market price of Delcath’s common stock could decline as a result of the issuance of a large number of shares of common stock, particularly if the per share consideration received for the stock issued is less than the per share book value of Delcath’s common stock or if the Company is not expected to be able to generate earnings with the proceeds of the issuance that are as great as the earnings per share generated before the issuance of the additional shares. In addition, any shares issued in connection with these activities, the exercise of warrants or stock options or otherwise would dilute the percentage ownership held by investors. The Company cannot predict the size of future issuances or the effect, if any, that they may have on the market price of its common stock.

The Company has a history of reverse splits, which have severely impacted its common stock price.

Since Delcath’s initial public offering in 2000, it has executed four reverse stock splits, for a cumulative ratio since its IPO of 1:44,800,000. Each such reverse split has resulted in an effective decline in the price of Delcath’s common stock. For example, the most recent reverse split of 1:500 was effected on May 2, 2018, resulting in an opening price of $2.50.

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

The Company may consider strategic alternatives, such as acquiring businesses, technologies or products or entering into a business combination with another company. If Delcath does pursue such a strategy, the Company could, among other things:

•	issue equity securities that would dilute current stockholders’ percentage ownership;
•	incur substantial debt that may place strains on its operations;
•	spend substantial operational, financial and management resources in integrating new businesses, personnel, intellectual property, technologies and products;
•	assume substantial actual or contingent liabilities;
•	reprioritize its programs and even cease development and commercialization of CHEMOSAT and Melphalan/HDS;
•	suffer the loss of key personnel, or
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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Delcath’s corporate offices currently occupy 6,877 square feet of office space at 1633 Broadway, Suite 22C, New York, New York under a sub-lease agreement that expires in February 2021. The Company leases two additional spaces in the United States comprised of approximately 6,000 square feet at 95-97 Park Road in Queensbury, New York and 17,320 square feet of office space at 810 Seventh Avenue, New York, New York. The lease agreements expire in November 2020 and March 2021 respectively. The Company has subleased the office space at 810 Seventh Avenue to unaffiliated third-parties. See Note 13 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K for more details. Delcath also owns a building comprised of approximately 10,320 square feet at 566 Queensbury Avenue in Queensbury, New York. These facilities house manufacturing, quality assurance and quality control, research and development, and office space functions. The Company also owns approximately four acres of land at 12 and 14 Park Road in Queensbury, New York. In addition, the Company leases a facility for office and manufacturing comprised of approximately 19,200 square feet at 19 Mervue, Industrial Park in Galway, Ireland under a lease agreement that expires in August 2021. The Company has sublet a portion of this facility to an unaffiliated third-party. The Company believes substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet current operational needs.

Item 3. Legal Proceedings.

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties or injunctions prohibiting us from selling our products or engaging in other activities.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on the Company’s results of operations for that period or future periods.

As previously reported, on March 26, 2019, the Company commenced an action (the “Action”) in the Commercial Division of the Supreme Court for the State of New York, County of New York, styled as Delcath Systems, Inc., v. Iroquois Capital Investment Group LLC, Iroquois Master Fund Ltd., L1 Capital Global Opportunities Master Fund and First Fire Global Opportunities Fund LLC (Index No. 651749/2019). The Action seeks expedited equitable relief in the form of reformation and a declaratory judgement to remedy a scrivener’s error in the Series D Warrants issued in the Company’s February 2018 public offering such that those warrants do not contain a price and quantity ratchet upon a sale of Company securities at a price lower than the offering price in the February 2018 offering. The defendant, L1 Capital Global Opportunities Master Fund, settled with the Company by exchanging its Series D Warrants for Company common stock on a one-for-one basis, which is the same ratio for which other investors in the February 2018 round exchanged their Series D Warrants in December 2018. The Company and the remaining defendants in the Action, Iroquois Capital Investment Group LLC, Iroquois Master Fund Ltd. and First Fire Global Opportunities Fund LLC, entered into a settlement agreement on April 18, 2019, the full text of which is annexed as Exhibit 10.42 to this Annual Report on Form 10-K, pursuant to which such defendants surrendered the Series D Warrants and waived all rights granted to them by or in connection with the Series D Warrants and all rights afforded to them to participate in the Company’s future common stock offerings.  In consideration therefor, pursuant to the settlement agreement, (i) the Company paid one-fifth of the reasonable fees and expenses of defendants’ counsel incurred in connection with the action and negotiation of the settlement agreement, the total of which shall not exceed $50,000 (the “Settlement Fees”) and (ii) subject to the Company securing and closing certain contemplated financing, the Company agreed to pay to the defendants $400,000 and the remaining Settlement Fees.

As previously reported, on July 27, 2018, Hudson Bay Master Fund Ltd. filed a summons and complaint against the Company in the New York State Supreme Court, New York County alleging breaches by the Company of Hudson Bay’s rights of participation in future Company offerings granted in the September 2017 Securities Purchase Agreement between the Company and Hudson Bay and in the February 2018 Securities Purchase Agreement among, inter alia, the Company and Hudson Bay. In terms of relief sought, Hudson Bay claimed both monetary damages (which it claims to be in excess of $1 million) and specific performance. The Company denied any liability with respect to the claims set forth in the lawsuit.  As previously reported, on January 4, 2019, the Company was notified by its litigation counsel that on December 28, 2018, the Suit was dismissed with prejudice by the filing of a Stipulation for Discontinuance in the New York State Supreme Court, New York County.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Delcath’s common stock is traded on the OTC Markets LLC under the symbol “DCTH”.

On June 14, 2019 there were approximately 40 stockholders of record of Delcath’s common stock. The Company’s website is www.delcath.com.  Delcath makes available free of charge on or through its website the Company’s 10-K, 10-Q and 8-K reports, including exhibits, as soon as reasonably practicable after being filed with or furnished to the SEC.

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

Item 6.  Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our investigational product, “Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System” (“Melphalan/HDS”), is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects.

In the United States, Melphalan/HDS is considered a combination drug and device product, is referred to by its chemical name and delivery system, Melphalan/HDS, and is regulated as a drug by the Federal Food and Drug Administration (the “FDA”). The FDA has granted us six orphan drug designations, including three orphan designations for the use of the drug melphalan for the treatment of patients with ocular melanoma liver metastases (“mOM”), hepatocellular carcinoma (“HCC”) and intrahepatic cholangiocarcinoma, a type of primary livery cancer (“ICC”). Melphalan/HDS has not been approved for sale in the United States.

In Europe, our delivery system, without the drug, is commercially available under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (marketed under the name CHEMOSAT and referred to herein as “CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers of the liver. The current version of CHEMOSAT is regulated as a Class IIb medical device and received its CE Mark in 2012. We are in an early phase of commercializing CHEMOSAT in select markets in the European Union (the “EU”) where the prospect of securing reimbursement coverage for the procedure is strongest. In 2015 national reimbursement coverage for CHEMOSAT procedures was awarded in Germany. In 2016, coverage levels were negotiated between hospitals in Germany and regional sickness funds. Coverage levels determined via this process are expected to be renegotiated annually. In 2017, Dutch health authorities added CHEMOSAT to their treatment guidelines for patients with ocular melanoma metastatic to the liver, an important step toward eventual reimbursement in the Dutch market.

Our primary research focus is on mOM and ICC and certain other cancers that are metastatic to the liver.  Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, systemic chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that Melphalan/HDS and CHEMOSAT represent a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver and are uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies. We believe the disease states we are investigating represent a multi-billion dollar global market opportunity and a clear unmet medical need.

Our clinical development program for Melphalan/HDS is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in mOM, and the ALIGN Trial, a global Phase 3 clinical trial for ICC (the “ALIGN Trial”). Our product also includes a registry for CHEMOSAT commercial cases performed in Europe and sponsorship of select Investigator Initiated Trials.

The direction and focus of our product is informed by prior clinical development conducted between 2004 and 2010, commercial CHEMOSAT treatment of patients in Europe, and prior regulatory experience with the FDA. Experience gained from this research and development, early European commercial cases and United States regulatory opinion has led to the implementation of several safety improvements to our product and the associated medical procedure.

While we currently utilize third parties to manufacture some components of our product, we also have our own medical device manufacturing operations for certain components of our product and assemble, label and package our products in Queensbury, New York.  See the discussion in Part 1, Item 1 hereof under the caption “Manufacturing and Quality Assurance.”

We commercialize our product in Europe through alliances with third parties.

Our Ability to Continue as a Going Concern

The notes to our consolidated financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2018 include disclosure describing the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any commercialization efforts. Our consolidated financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern. If we are not able to continue as a going concern, it is likely that holders of our common stock will lose all of their investment. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See risk factors relating to our financial condition as well as other risk factors that we face in Part 1, Item 1A hereof under the caption “Risk Factors” above.

Our independent registered public accounting firm has issued its report dated June 14, 2019 in connection with the audit of our consolidated financial statements as of December 31, 2018 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

The Company’s future results are subject to substantial risks and uncertainties.  As noted above, Delcath has operated at a loss for its entire history and anticipates that losses will continue over the coming year.  There can be no assurance that Delcath will ever generate significant revenues or achieve profitability. The Company expects to use cash, cash equivalents and investment proceeds to fund its operating activities. Delcath’s future liquidity and capital requirements will depend on numerous factors, including the progress of clinical trials and research and product development programs, obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

At December 31, 2018, the Company had cash and cash equivalents totaling $2.5 million, as compared to cash and cash equivalents totaling $4.0 million at December 31, 2017.  During the year ended December 31, 2018, the Company used $14.7 million of cash for its operating activities, which compares to $15.4 million used for operating activities during the year ended December 31, 2017.  The increase of $0.7 million was primarily driven by an increase in operating expenses primarily related to the Company’s clinical trial effort discussed in the Overview section above. In light of recent financing activities described below, the Company believes it has sufficient capital to fund its operating activities through June 2019.

Our consolidated financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support our development efforts and to fully commercialize our product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either selling shares of Delcath’s capital stock, borrowing money or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements and public offerings of its securities in 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, 2016 and 2018, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, a rights offering in 2018 and by the private placement of convertible notes in 2016 and 2018. For a detailed discussion of the Company’s various sales of debt and equity securities see Notes 10 and 11 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

In October 2018, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 21, 2018 and allowed the Company to offer and sell, from time to time in one or more offerings, up to $100.0 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company has lost its Form S-3 eligibility due to the late filing of its Form 10-K for the year ended December 31, 2018.

Since the close of our most recent fiscal year, we have borrowed an aggregate of $3.3 million from institutional investors.  See Note 15 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K for a discussion of these subsequent events.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company is obligated to make future payments under various operating lease agreements. The following table provides a summary of significant contractual obligations at December 31, 2018:

	Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Activities:
Future minimum lease payments, net of receipts due under subleases	$2.1	$0.9	$1.3	$—	$—

Delcath’s operating lease obligations at December 31, 2018 include:

(in millions)	Annual Lease Payment	Expiration
1633 Broadway, Suite 22C, NY, NY	$0.5	February 2021
810 Seventh Ave, 35Fl, NY, NY1	0.5	March 2021
95 Park Road, Queensbury, NY	0.05	November 2020
19 Mervue Galway, Ireland[2]	0.2	August 2021
Total	$1.3

1 A certain amount of expense related to the lease at 810 Seventh Ave. has been offset by two sub-leases

2 A certain amount of expense related to the lease at 19 Mervue has been offset by a sub-lease

See Part I, Item 2, “Properties” and Notes 9 and 13 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

Future Capital Needs; Additional Future Funding

The Company’s future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance that it will ever achieve consistent profitability. Based upon recent financing activities described above, the Company believes that it has adequate resources to fund operations through June 2019. Additional working capital will be required to continue operations. There can be no assurance that such working capital will be available on acceptable terms, if at all.

Results of Operations for the Year Ended December 31, 2018; Comparisons of Results of the Years Ended December 31, 2018 and 2017

Revenue

The Company recorded approximately $3.4 million in product revenue during the year ended December 31, 2018. During the same period in 2017, Delcath recorded $2.7 million in total revenue related to product sales. The year over year increase is a result of greater product sales in 2018 as Delcath continues to see increased market acceptance of its product in the EU, particularly in Germany where the establishment of the ZE code has contributed to increased treatments.

Additionally, the Company recorded approximately $29,000 in other revenue which is related to the amortization of certain payments pursuant to a definitive licensing agreement for CHEMOSAT commercialization in Europe between the Company and medac Gesellschaft für klinische Spezialpräparate mbH (“Medac”) signed on December 17, 2018 and discussed further in Part I, Item 1 under the section captioned “Market Access and Commercial Clinical Adoption” above.

The adoption of ASC 606 on January 1, 2018 had no impact on the amount and timing of revenue recognition related to product sales.

Cost of Goods Sold

During the year ended December 31, 2018, the Company recognized cost of goods sold of approximately $1.0 million related to product revenue of $3.4 million as compared to cost of goods sold of approximately $0.7 million related to product revenue of $2.7 million in the comparable prior period.

The increase in cost of goods sold is commensurate with the increase in revenue.

Selling, General and Administrative Expenses

For the year ended December 31, 2018, selling, general and administrative expenses increased to $9.8 million from $9.7 million for the year ended December 31, 2017. The slight increase reflects the Company’s efforts to focus its resources on its clinical development program.

Research and Development Expenses

For the year ended December 31, 2018, research and development expenses increased to $19.7 million from $10.5 million for the year ended December 31, 2017. The increase of $9.2 million is primarily due to the ongoing efforts of the FOCUS Trial which is discussed in further detail in Part 1, Item 1 in the section captioned “Current Clinical Development Program” above.

Other Income/Expense and Interest Expense

Other expense is primarily related to foreign currency exchange gains and losses.

Interest expense is related to the restructuring lease liability discussed in Note 9 of the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K and the amortization of debt discounts discussed in Note 10 of the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

Interest income is from a money market account and interest earned on operating accounts.

Change in Fair Value of Derivative Liability

For the year ended December 31, 2018, derivative instrument income increased to $19.7 million from $15.1 million for the year ended December 31, 2017. The increase of $4.6 million is primarily related to the mark-to-market adjustments to the warrant liability discussed in more detail in Note 12 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

Net Loss

The Company had a net loss for the year ended December 31, 2018 of $19.2 million, a decrease of $25.9 million, or 57.4%, compared to the net loss for the same period in 2017.  This decrease is due in significant part to a $34.7 million decrease in various non-cash items primarily related to the amortization of debt discounts and other transaction costs related to convertible notes issued in 2016 and 2018, and discussed in greater detail in Note 10 of the Company’s consolidated financial statements contained in this Annual Report on Form 10-K, offset by a $9.3 million increase in operating expenses primarily related to increased investment in clinical trial initiatives.

Income Taxes

The Company has not recorded a provision for income taxes for the years ending December 31, 2018 and 2017, respectively, due to being in a net tax operating loss position for each of those years.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected the Company, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation were expected in 2018, the Company considered the accounting of deferred tax re-measurements and the transition tax to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. However, during the year ended December 31, 2017 the Company was able to determine a provisional amount of $143,500 (offset by valuation allowance) and $0, respectively, related to the deferred tax re-measurement and one-time transition tax. See Note 14 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K. The Company finalized its accounting of the effects of tax reform in 2018, which resulted in insignificant adjustments.

Application of Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  Certain accounting policies have a significant impact on amounts reported in the consolidated financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

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

Prior to ASU 2016-16, GAAP prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 eliminates this prohibition for intra-entity transfers of assets other than inventory but retain the prohibition for intra-entity transfers of inventory. This standard is effective for public entities for fiscal years beginning after December 15, 2017. On January 1, 2012, Delcath Systems, Inc. sold a portion of its intellectual property to affiliate, Delcath Holdings Limited, resulting in a taxable gain of $15.8 million in the U.S. based on the fair market value of the intangible that was transferred.  The arms-length price, which was determined in accordance with Section 482 of the Internal Revenue Code, is a significant accounting estimate. Prior to ASU 2016-2016, the gain was deferred under GAAP principles until the asset is sold outside of the consolidated financial statements. The remaining deferred gain on the intercompany sale of intangible assets is $2.0 million as of December 31, 2017. The Company adopted ASU 2016-16, effective on January 1, 2018. As a result of adoption, the Company immediately recognized the $2.0 million deferred gain and none remains as of December 31, 2018.

The Company has adopted the provisions of Accounting Standard Codification (“ASC”) 718, Stock-Based Compensation, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company expenses its share-based compensation under the accelerated method, which treats each vesting tranche as if it were an individual grant.

The Company has adopted the provisions of ASC 505-50, Equity-Based Payments to Non-Employees, which establishes accounting for equity-based payments to non-employees. Measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. Each transaction is reviewed to determine the more reliably measurable basis for the valuation. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. Non-employee stock-based compensation charges are amortized over the vesting period or period of performance of the services.

The Company has adopted the provisions of ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

In February 2018, the Company completed the sale of 424,000 shares of its common stock, 76,000 pre-funded warrants and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement, with net proceeds after expenses of $4.3 million. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the February 2018 Warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the February 2018 Warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At December 31, 2018, the February 2018 Warrants were exercisable at $10.00 per share with 0.2 million February 2018 Warrants outstanding. The February 2018 Warrants have a six-year term and are not exercisable until the first anniversary of issuance.

The proceeds allocated to the Company’s issuance of warrants in 2013, 2015, 2016, 2017, and 2018 (collectively, the “Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As discussed in Note 10, the 2018 Series D Warrants were subsequently reclassified to equity. For the twelve months ended December 31, 2018 , the Company recorded pre-tax derivative instrument income of $19.7 million. The fair value of the Warrants totaled $0.03 million at December 31, 2018. Management expects that the warrants outstanding at December 31, 2018 will either be exercised or expire worthless. The fair value of the Warrants at December 31, 2018 was determined by using option pricing models assuming the following:

	December 31,	December 31,
	2018	2017
Expected life (in years)	1.13 - 5.11	0.82 - 4.88
Expected volatility	145.7% - 265.3%	130.9% - 266.9%
Risk-free interest rates	2.5% - 2.6%	1.7% - 2.1%

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Delcath Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Delcath Systems, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 2018.

New York, New York

June 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Delcath Systems, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Delcath Systems Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statement of operations, changes in stockholders’ equity, and cash flow for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flow for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2015 to 2017.

/s/Grant Thornton LLP

New York, New York

March 16, 2018 (except for the matter described in Note 2, second paragraph, as to which the date is May 2, 2018)

DELCATH SYSTEMS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,516	$3,999
Restricted cash	1,062	1,325
Accounts receivables, net	585	317
Inventories	858	1,248
Prepaid expenses and other current assets	898	700
Total current assets	5,919	7,589
Property, plant and equipment, net	925	1,298
Total assets	$6,844	$8,887

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$7,715	$3,846
Accrued expenses	7,964	3,408
Convertible notes payable, net of debt discount	2,038	—
Warrant liability	33	560
Total current liabilities	17,750	7,814
Deferred revenue	3,405	—
Other non-current liabilities	628	395
Total liabilities	21,783	8,209

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; 101 and 0 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized; 10,299,954 and 228,140 shares issued and 10,229,954 and 228,139 shares outstanding at December 31, 2018 and December 31, 2017, respectively*	103	2
Additional paid-in capital	328,962	325,517
Accumulated deficit	(344,054)	(324,832)
Treasury stock, at cost; 0 and 1 share at December 31, 2018 and December 31, 2017, respectively*	—	(51)
Accumulated other comprehensive loss	50	42
Total stockholders' equity (deficit)	(14,939)	678
Total liabilities and stockholders' equity (deficit)	$6,844	$8,887

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2018	2017
Product revenue	$3,378	$2,715
Other revenue	29	—
Cost of goods sold	(1,009)	(701)
Gross profit	2,398	2,014

Operating expenses:
Research and development expenses	19,650	10,495
Selling, general and administrative expenses	9,819	9,684
Total operating expenses	29,469	20,179
Operating loss	(27,071)	(18,165)

Change in fair value of the warrant liability, net	19,706	15,103
Gain on warrant extinguishment	—	9,613
Loss on debt extinguishment	(1,123)	(29,924)
Loss on issuance of financial instrument	(2,826)	—
Interest expense	(7,959)	(21,703)
Other income (expense)	51	(41)
Net loss	$(19,222)	$(45,117)
Other comprehensive loss:
Foreign currency translation adjustments	$8	$83
Comprehensive loss	$(19,214)	$(45,034)

Common share data:
Basic and diluted loss per share*	$(0.72)	$(3,250)

Weighted average number of basic and diluted shares outstanding*	26,705,375	14,039

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

for the Years Ended December 31, 2018 and 2017

(in thousands, except share data)

	Common Stock Issued		Preferred Stock Issued
	$0.01 Par Value*		$0.01 Par Value*		In Treasury*				Accumulated	Total
	# of shares	Amount	# of shares	Amount	# of shares	Amount	Additional Paid-in Capital*	Accumulated Deficit	Other Comprehensive (loss) income	Stockholders' Equity (Deficit)
Balance at January 1, 2017	24	—	—	—	(1)	$(51)	$277,790	$(279,188)	$(41)	$(1,490)
Compensation expense for issuance of stock options	—	—	—	—	—	—	50	—	—	50
Compensation expense for issuance of restricted stock	—	—	—	—	—	—	79	—	—	79
Issuance of common stock and rights for payments made in shares on convertible notes payable	262,462	2	—	—	—	—	40,119	—	—	40,121
Fair value of beneficial conversion feature of convertible note	—	—	—	—	—	—	4,908	—	—	4,908
Series B preferred stock dividend	—	—	—	—	—	—	—	(527)	—	(527)
Warrants exercised	736	—	—	—	—	—	19	—	—	19
Fair value of warrants exercised	—	—	—	—	—	—	2,552	—	—	2,552
Adjustment for rounding related to Nov 2017 reverse stock split	93	—	—	—	—	—	—	—	—	—
Net loss		—	—	—	—	—	—	(45,117)	—	(45,117)
Foreign currency translation	—	—	—	—	—	—	—	—	83	83
Balance at December 31, 2017	263,315	2	—	—	(1)	(51)	325,517	(324,832)	42	678
Compensation income related to cancellation of stock options	—	-	—	—	—	—	(40)	—	—	(40)
Compensation expense for issuance of restricted stock	164,989	2	—	—	—	—	96	—	—	98
Sale of common stock, net of expenses	5,336,665	54	—	—	—	—	10,862	—	—	10,916
Fair value of warrants issued in Feb 2018 public offering	—	-	—	—	—	—	(18,306)	—	—	(18,306)
Cashless exercise of warrants	34,467	-	—	—	—	—	—	—	—	-
Issuance of pre-funded warrants	—	-	—	—	—	—	520	—	—	520
Exercise of pre-funded warrants	3,675,516	37	—	—	—	—	(37)	—	—	-
Fair value of warrants issued with Convertible Notes	—	-	—	—	—	—	5,007	—	—	5,007
Fair value of warrants reclassified from liability to equity	—	-	—	—	—	—	4,210	—	—	4,210
Beneficial conversion feature of convertible note	—	-	—	—	—	—	44	—	—	44
Issuance of Series D Preferred Stock	—	-	101	—	—	—	1,004	—	—	1,004
Exchange of warrants for common stock	825,002	8	—	—	—	—	(8)	—	—	-
Fair value of warrants exchanged for common stock	—	-	—	—	—	—	144	—	—	144
Retirement of Treasury Stock	—	-	—	—	1	51	(51)	—	—	-
Net loss	—	-	—	—	—	—	—	(19,222)	—	(19,222)
Foreign currency translation	—	-	—	—	—	—	—	—	8	8
Balance at December 31, 2018	10,299,954	103	101	—	—	0	328,962	(344,054)	50	(14,939)

*reflects a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6,2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,222)	$(45,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	(40)	50
Restricted stock compensation expense	98	79
Depreciation expense	444	310
Loss on disposal of equipment	—	18
Warrant liability fair value adjustment	(19,706)	(15,103)
Gain on warrant extinguishment	—	(9,613)
Non-cash interest income	(1)	(1)
Interest expense accrued related to convertible notes	402	—
Debt discount and deferred finance costs amortization	7,572	21,544
Loss on issuance of financial instrument	2,826	—
Loss on debt settlements and extinguishments	1,123	29,924
Changes in assets and liabilities:
Prepaid expenses and other assets	(218)	7
Accounts receivable	(293)	108
Inventories	385	(543)
Accounts payable and accrued expenses	8,163	3,180
Deferred revenue	3,503	(32)
Other non-current liabilities	232	(209)
Net cash used in operating activities	(14,732)	(15,398)

Cash flows from investing activities:
Purchase of property, plant and equipment	(76)	(524)
Net cash (used in) provided by investing activities	(76)	(524)

Cash flows from financing activities:
Expenses from the release of restricted cash	—	(1,212)
Cash paid to extinguish of Series C Warrants	—	(7,876)
Net proceeds from sale of Series B and Series C preferred shares	—	2,310
Cash paid to redeem Series A and Series B preferred shares	—	(2,360)
Cash paid to redeem Series C preferred shares	—	(590)
Cash paid pursuant to Exchange Agreement	—	(804)
Net proceeds from convertible note debt financing	5,664	—
Net proceeds from sale of stock	10,917	15
Net proceeds from exercise of warrants	520	—
Net proceeds from the sale of Series D preferred shares	1,005	—
Repayment of convertible note debt	(4,870)	—
Net cash provided by (used in) financing activities	13,236	(10,517)
Foreign currency effects on cash, cash equivalents and restricted cash	(174)	67
Net decrease in cash, cash equivalents and restricted cash	(1,746)	(26,372)

Cash, cash equivalents and restricted cash:
Beginning of period	5,324	31,696
End of period	$3,578	$5,324

Supplemental non-cash activities:
Conversion of convertible notes	$—	$40,121
Fair value of warrants issued	$28,539	$16,953
Cashless exercise of warrants	$—	$2,537
Deemed dividend	$—	$527
Fair value of warrants exercised for cash	$—	$19

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

(1)	Description of Business

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our investigational product, “Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System” (“Melphalan/HDS”), is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects.

Our primary research focus is on ocular melanoma liver metastases (“mOM”) and intrahepatic cholangiocarcinoma (“ICC”) and certain other cancers that are metastatic to the liver.  Currently there are few effective treatment options for certain cancers in the liver. Traditional treatment options include surgery, systemic chemotherapy, liver transplant, radiation therapy, interventional radiology techniques, and isolated hepatic perfusion. We believe that Melphalan/HDS and CHEMOSAT represent a potentially important advancement in regional therapy for primary liver cancer and certain other cancers metastatic to the liver and are uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies.

Our clinical development program for Melphalan/HDS is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in mOM, and the ALIGN Trial, a global Phase 3 clinical trial for ICC (the “ALIGN Trial”). Our product also includes a registry for CHEMOSAT commercial cases performed in Europe and sponsorship of select Investigator Initiated Trials.

While we currently utilize third parties to manufacture some components of our product, we also have our own manufacturing operations for certain components of our product and assemble and package our products in Queensbury, New York. See the discussion in Part 1, Item 1 under the caption “Manufacturing and Quality Assurance” above.

We commercialize our product in Europe through alliances with third parties.

Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the year ended December 31, 2018, the Company incurred net losses of $19.2 million and used $14.7 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. At December 31, 2018, management believed that its capital resources were adequate to fund operations through March 2019. Additional working capital will be required to continue operations. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development and clinical trial results; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing or sales experience; and dependence on key personnel. See Note 15 of these notes to the Company’s audited consolidated financial statements relating to subsequent events.

(2)	Basis of Consolidated Financial Statement Presentation

The accounting and financial reporting policies of the Company conform to generally accepted accounting principles in the United States of America (“GAAP”). The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions and estimates that impact the amounts reported in the Company’s consolidated financial statements. The consolidated financial statements include the accounts of all entities controlled by Delcath. All significant inter-company accounts and transactions are eliminated.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

Reverse Stock Splits

All share numbers presented in this footnote reflect a one-for-three hundred and fifty (1:350) reverse stock split effected on November 6, 2017 and a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

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

Cash Equivalents and Concentrations of Credit Risk

The Company considers investments with original maturities of three months or less at date of acquisition to be cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation (“FDIC”), however, the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

Fair Value Measurements

The Company adheres to ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

Revenue Recognition

Revenue is generated from proprietary and partnered product sales and license and royalty arrangements.  Revenue is recognized when or as we transfer control of the promised goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. When obligations or contingencies remain after the products are shipped, such as training and certifying the treatment centers, revenue is deferred until the obligations or contingencies are satisfied.

We may enter into contracts with partners that contain multiple elements such as licensing, development, manufacturing and commercialization components. These arrangements are often complex and we may receive various types of consideration over the life of the arrangement, including: up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, margin sharing arrangements, license fees and royalties.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

Our results of operations for reporting periods beginning on or after January 1, 2018 are presented under ASC 606, Revenue from Contracts with Customers, while prior period amounts, as reported, are not adjusted. The effects of the adoption of the new standard in 2018 were not material to our consolidated financial statements. In assessing our revenue arrangements in accordance with ASC 606, Revenue from Contracts with Customers, we must identify the contract, determine the transaction price including an estimation of any variable consideration we expect to receive in connection with the contract, identify the promises of goods or services to the customer and each distinct performance obligation, allocate the transaction price to each of the performance obligations, and recognize revenue when or as the performance obligations are satisfied. Each of these steps in the revenue recognition process requires management to make judgements and/or estimates. The most significant judgements and estimates involve the determination of variable consideration to be included in the transaction price. Variable consideration is recognized at an amount we believe is not subject to significant reversal and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed. We believe this provides a reasonable basis for recognizing revenue, however, actual results could differ from estimates and significant changes in estimates could impact our results of operations in future periods.

Deferred Revenue

License fees and milestones received in exchange for the grant of a license for the commercialization of CHEMOSAT are generally recognized over the development period, as the license is considered distinct from the delivery of product. Milestone payments that are contingent upon the occurrence of future events, are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.

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

Stock Based Compensation

The Company accounts for its share-based compensation in accordance with the provisions of ASC 718, Stock-Based Compensation, which establishes accounting for equity instruments exchanged for employee services and ASC 505-50, Equity-Based Payments to Non-Employees, which establishes accounting for equity-based payments to non-employees.  Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of ASC 718. Under the provisions of ASC 505-50, measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. The Company expenses its share-based compensation for share-based payments granted under the accelerated method, which treats each vesting tranche as if it were an individual grant.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

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

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740, Income Taxes. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. See Note 14 for additional information.

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

The calculation of net loss and the number of shares used to compute basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	December 31,
(in thousands, except share data)	2018	2017
Net loss - basic	$(19,222)	$(45,117)
Preferred stock dividends	—	(527)
Net loss - diluted	$(19,222)	$(45,644)

Weighted average shares outstanding - basic	26,705,375	14,039
Weighted average shares outstanding - diluted	26,705,375	14,039

Net loss per share - basic	$(0.72)	$(3,250)
Net loss per share - diluted	$(0.72)	$(3,250)

In the third quarter of 2017, the Company issued Series B Preferred Shares. A portion of the redemption price of the Series B Preferred Shares was accounted for as a deemed dividend.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

At December 31, 2018, the Company has 61.3 million pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation at December 31, 2018:

December 31,
2018
Weighted average shares issued	2,738,944
Weighted average pre-funded warrants	23,966,431
Weighted average shares outstanding	26,705,375

For the years ended December 31, 2018 and 2017 the following potentially dilutive securities were excluded from the computation of diluted earnings per share because their effects would be antidilutive.

Shares excluded from the computation of diluted earnings per share:

	2018	2017
Common stock warrants - equity	4,202,909	14,049
Common stock warrants - liability	189,029	—
Assumed conversion of convertible notes	2,576,203	—
Total	6,968,141	14,049

Segment Information

The Company currently operates in one business segment, which is the development and commercialization of Melphalan/HDS and CHEMOSAT. A single management team that reports to the CEO and President comprehensively manages the business. Accordingly, the Company does not have separately reportable segments.

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

The assets and liabilities of the Company’s international subsidiaries are translated from their functional currencies into United States dollars at exchange rates prevailing at the balance sheet date. The majority of the foreign subsidiaries revenues and operating expenses are denominated in Euros. The reporting currency for the Company is the United States Dollar (“USD”). Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions.

Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans that are of a long-term-investment nature, are recorded in other comprehensive income.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, that updates the principles for recognizing revenue. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for the Company beginning in its fiscal year 2018, and may be applied retrospectively to all prior periods presented or through a cumulative adjustment to the opening retained earnings balance in the year of adoption. The Company has adopted this guidance.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

In June 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption was permitted, including interim periods within those fiscal years provided that those electing early adoption must adopt all of the amendments in the same period. The guidance requires application using a retrospective transition method. The Company has adopted this guidance.

In October 2016, the FASB issues ASU 2016-16 which simplifies the income tax consequences of intra-entity transfers other than inventory. Prior to ASU 2016-16, GAAL prohibited the recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party. ASU 2016-16 eliminates this prohibition for intra-entity transfers of assets other than inventory but retains the prohibition for intra-entity transfers of inventory. This standard is effective go r public entities for fiscal years beginning after December 15, 2017. The Company has adopted this guidance. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption was permitted. The Company adopted this standard.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), superseding ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company is currently evaluating the effect the guidance will have on our audited consolidated financial statements.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815). This guidance was intended to reduce the complexity associated with the issuer’s accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the Board determined that a down round feature would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. In addition, the Board re-characterized the indefinite deferral of certain provisions of Topic 480 to a scope exception. The re-characterization has no accounting effect. ASU 2017-11 is effective for public entities for fiscal years beginning after December 15, 2018. The Company intends to adopt this standard on January 1, 2019 and is evaluating the effects, if any, that the adoption of this guidance will have on the Company’s consolidated financial statements.

(4)	Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheet. Restricted cash does not include required minimum balances.

(in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$2,516	$3,999
Convertible Notes	—	238
Letters of credit	1,012	1,012
Security for credit cards	50	75
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$3,578	$5,324

(5)	Inventories

Inventories consist of:

(in thousands)	December 31, 2018	December 31, 2017
Raw materials	$358	$298
Work-in-process	500	721
Finished goods	—	229
Total Inventory	$858	$1,248

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:

(in thousands)	December 31, 2018	December 31, 2017
Insurance premiums	$140	$421
Financing costs	—	70
Security deposit	51	50
Income tax and VAT receivable	579	29
Other[1]	128	130
Total prepaid expenses and other current assets	$898	$700

1Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% at December 31, 2018 and 2017.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

(7)	Property, Plant, and Equipment

Property, plant, and equipment consists of:

(in thousands)	December 31, 2018	December 31, 2017	Estimated Useful Life
Buildings and land	$589	$579	30 years - Buildings
Enterprise hardware and software	1,742	1,744	3 years
Leaseholds	1,701	1,705	Lesser of lease term or estimated useful life
Equipment	1,002	971	7 years
Furniture	198	175	5 years
Property, plant and equipment, gross	5,232	5,174
Accumulated depreciation	(4,307)	(3,876)
Property, plant and equipment, net	$925	$1,298

Depreciation expense for the years ended December 31, 2018 and 2017 was $0.4 million, $0.3 million, respectively.

(8)	Current Accrued Expenses

Current accrued expenses include the following:

(in thousands)	December 31, 2018	December 31, 2017
Clinical trial expenses	$4,530	$869
Compensation, excluding taxes	1,785	1,124
Professional fees	190	221
Short-term portion of lease restructuring	184	209
Other[1]	1,275	985
Total accrued expenses	$7,964	$3,408

1Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at December 31, 2018 and 2017.

(9)	Restructuring Expenses

In order to help reduce operating costs and more appropriately align its office space with the size of its workforce, the Company entered into two sub-leases for office space at its 810 Seventh Avenue office. On May 22, 2014, the Company entered into a sub-lease agreement (“Sub-lease #1”) for approximately one-half of the office space at this location (“Suite 3500”), resulting in a lease restructuring reserve of approximately $0.9 million. On August 18, 2014, the Company entered into a sub-lease agreement (“Sub-lease #2”) for the remaining one-half of office space at its 810 Seventh Avenue office (“Suite 3505”), resulting in a lease restructuring reserve of approximately $0.7 million. As of December 31, 2018, the total remaining lease restructuring liability for its leased office space was approximately $0.4 million, of which approximately $0.2 million and $0.2 million were included in Accrued expenses and Other non-current liabilities on the consolidated balance sheets, respectively.

The following table provides the year-to-date activity of the Company’s restructuring reserves as of December 31, 2018:

(in thousands)	Lease Liability
Reserve balance at December 31, 2017	$604
Charges	—
Payments/Utilizations	(208)
Reserve balance at December 31, 2018	$396

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

(10)	Convertible Notes Payable

(Secured Convertible Notes and related Common Stock Purchase Warrants)

On June 4, 2018, July 21, 2018, August 29, 2018, and September 21, 2018, the Company issued 8% senior secured convertible notes (collectively, “the Notes”) to investors with aggregate principal of $9.4 million and maturity dates between December 2018 and March 2021. The Notes are secured pursuant to a Security Agreement which creates a first priority security interest in all of the personal property (other than Excluded Collateral (as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future. At December 31, 2018, the Notes were convertible at $1.75 per share subject to customary terms.

In April 2019, the Company received notices of default from the investors in the Notes.

In connection with the issuance of the Notes, the Company also issued 4.2 million Series D Warrants with exercise prices ranging from $1.75 - $4.00 and 65.0 million Pre-Funded Series D Warrants with a purchase price of $0.01. The warrants expire 5 years from the date they could first be exercised. The provisions in the Series D Warrants and Pre-Funded Series D Warrants issued in June 2018 required the Company to initially account for the warrants as derivative liabilities. The warrants were valued at $5.1 million. As a result, the Company recognized a discount to debt of $2.3 million and a loss on issuance of a financial instrument of $2.8 million.

The Company valued the June 2018 Series D Warrants using the following inputs:

	June 2018 Series D Warrant	June 2018 Pre- Funded Series D Warrants
Contractual life	5.0	5.5 - 6.5
Expected volatility	194.10%	215.0% - 389.0%
Risk-free interest rates	2.78%	2.13% - 2.30%

First Amendment to June 2018 Series D Warrants

In July 2018, the Company and the investor from the June 2018 transaction amended the June 2018 Pre-Funded Series D Warrants so that they are exercisable as of July 20, 2018 and the Company may redeem them at any time the Notes are no longer outstanding and the Company is not in default. The Company and the investor from the June 2018 transaction also amended the definition of a Fundamental Transaction in the June 2018 Warrants. This amendment resulted in $4.2 million related to the fair value of the June 2018 Warrants being reclassified from a liability to equity.

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

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

The following table provides a summary of the Notes by their maturity dates (absent provisions of default):

(in millions)	Interest rate	Conversion price	Principal	Unamortized Discount	Carrying value
December 4, 2018	8.0%	$1.75	$1.7	$—	$1.7
March 1, 2019	8.0%	1.75	0.6	(0.5)	0.1
March 21, 2019	8.0%	1.75	0.4	(0.2)	0.2
December 4, 2019	8.0%	1.75	0.9	(0.9)	—
March 1, 2020	8.0%	1.75	0.8	(0.8)	—
March 21, 2020	8.0%	1.75	0.1	(0.1)	—
Total Convertible Notes Payable, net			$4.5	$(2.5)	$2.0

(11)	Stockholders’ Equity

Preferred Stock Issuances

Series D Preferred Stock

On November 5, 2018, the Company’s Board authorized the establishment of a new series of preferred stock designated as Series D Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock which was filed with the State of Delaware on November 5, 2018. On November 6, 2018 and November 30, 2018, the Company entered into a securities purchase agreements with an institutional investor which had purchased 101 shares of Series D Preferred Stock. At issuance, the Series D Preferred Stock would convert to 1,655,738 common shares.

On March 29, 2019, the Company exchanged all of its Series D Preferred Stock (with a stated value of $1,160,000) and received $400,000 in proceeds and issued a senior secured promissory note to an investor with a principal amount of $1,560,000. As a result, the Series D Preferred Stock is no longer outstanding.

Stock and Warrant Issuances

February 2018 Financing

In February 2018, the Company completed the sale of 424,000 shares of its common stock, 76,000 pre-funded warrants and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement, with net proceeds after expenses of $4.3 million. The February 2018 Warrants are exercisable one year after the anniversary date of their issuance. At December 31, 2018, the February 2018 Warrants were exercisable at $10.00 per share with 0.2 million warrants outstanding. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The Company valued the February 2018 Warrants using the following inputs: exercise price of $10.00; contractual term of six years; volatility of 122.68% and risk-free rate of approximately one percent.  Due to certain price protection features in the agreement, the February 2018 Warrants were accounted for as a derivative liability at issuance and will be subsequently marked to market through the statement of operations.

September 2018 Rights Offering

In September 2018, the Company completed the sale of 4,667,811 shares of its common stock, with net proceeds after expenses of approximately $7.0 million.  The rights offering was made pursuant to a Registration Statement on Form S-1 that was made effective on August 3, 2018.

December 2018 Warrant Exchange

In December 2018, the Company entered into exchange agreements with several institutional investors with respect to their November 2017 Warrants and February 2018 Warrants. The Company issued to the investors 0.8 million shares of Common Stock (the “Exchange Shares”) in exchange for the Existing Warrants (the “Exchange”). The Exchange was made in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

Pre-Funded Series D Warrant Exercises

3.7 million Pre-Funded Series D Warrants were exercised during 2018.

In October 2018, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 21, 2018 and allows the Company to offer and sell, from time to time in one or more offerings, up to $100.0 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company has lost its Form S-3 eligibility due to the late filing of its Form 10-K for the year ended December 31, 2018.

Stock Incentive Plans

As a result of the May 2, 2018 reverse stock split, the Company’s Stock Incentive Plan has no active grants and no further shares available to be granted.

As previously reported, on February 1, 2019 the Board of Directors of the Company adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), pursuant to which 1,500,000 shares of common stock of the Company are available for grants through February 1, 2029 to the Company’s employees, directors and consultants.  On February 1, 2019, options to purchase 1,250,000 shares of common stock, at an exercise price of $0.281 per share, were granted under the 2019 Plan to certain executive officers and employees of the Company.  The stock options are vesting over a period of one year commencing from the date of grant in twelve equal monthly increments commencing on the one month anniversary of the grant date.  The stock options carry a ten year term and expire on February 1, 2029.

For the years ended December 31, 2018 and December 31, 2017, the Company recognized compensation income of $0.04 million and $0.05 million, respectively, related to stock options granted to employees.

For the years ended December 31, 2018 and December 31, 2017, the Company recognized compensation expense of approximately $0.1 million and $0.1 million, respectively, related to restricted stock granted to employees and consultants.

Warrants

The Company issued warrants as part of its offerings in 2013, 2015, 2016 and 2018 as well as part of its issuance of convertible notes in 2016 and 2018 and an exchange agreement in 2017. A summary of warrant activity is as follows:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at January 1, 2017	78	$281,750 - $19,712,000	$910,000	5.59
Warrants issued	14,256		2,299
Warrants exercised	(246)		4,221
Warrants expired	(39)		845,250
Outstanding at December 31, 2017	14,049	$1,225 - $19,712,000	$1,569	4.88
Warrants issued in Feb 2018 registered direct offering	1,076,002		9.33
Warrants issued with convertible notes	69,169,756		0.18
Exercised	(4,574,529)		1.79
Expired	(9)		19,712,000
Outstanding at December 31, 2018	65,685,269	$0.01 - $10.00	$0.22	5.75

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

(12)	Derivative Financial Instruments

Management expects that the Warrants will either be exercised or expire worthless. The fair value of the Warrants at December 31, 2018 was determined by using option pricing models assuming the following:

	December 31,	December 31,
	2018	2017
Expected life (in years)	1.13 - 5.11	0.82 - 4.88
Expected volatility	145.7% - 265.3%	130.9% - 266.9%
Risk-free interest rates	2.5% - 2.6%	1.7% - 2.1%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Level 1		Level 2		Level 3		Balance at December 31,
(in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$33	$560	$33	$560

For the twelve months ended December 31, 2018 and December 31, 2017 there were no transfers in or out of Level 1, 2 or 3 inputs.

The table below presents the activity within Level 3 of the fair value hierarchy for the twelve months ended December 31, 2018:

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at January 1, 2017	$18,751
Total change in the liability included in earnings	(15,103)
Extinguishment of convertible note warrant	(17,489)
Fair value of warrants issued	16,953
Fair value of warrants exercised	(2,552)
Balance at December 31, 2017	560
Fair value of warrants issued	23,533
Total change in the liability included in earnings	(19,706)
Reclass from liability to equity	(4,210)
Fair value of warrants exchanged	(144)
Balance at December 31, 2018	$33

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

(13)	Commitments

Operating Leases

In February 2010, the Company entered into an agreement to lease (Initial Lease) 8,629 square feet of office space at 810 Seventh Avenue, New York, NY with an option to expand an additional 8,629 square feet. The term of the Initial Lease began in March, 2010. In September 2010, the Company exercised its option right under the Initial Lease and entered into an agreement to lease (Lease Amendment) an additional 8,629 square feet of office space. The term of the Lease Amendment began in January 2011 and will expire in March 2021. In addition, the Lease Amendment extends the term of the Initial Lease to March 2021. The Initial Lease and the Lease Amendment provide for annual rent of $1.0 million in 2015, $1.0 million in 2016, and $1.2 million in 2017-2020. As discussed in Note 9, the Company has sub-leased this office space.

In August 2011, Delcath Systems Ltd. entered into an agreement of lease for an office and manufacturing facility located in the city of Galway, Ireland. This facility is approximately 19,200 square feet and is intended to be the location of Delcath’s European headquarters. The Lease is for a term of ten years, commencing August, 2011. The Lease provides for fixed annual lease amounts payable in advance in equal quarterly installments. The remaining annual lease amount is $0.2 million. Delcath Systems Ltd. is also required to pay for customary building operating expenses. Delcath Systems Ltd.’s payment obligations and performance of the Lease are guaranteed by Delcath. The Company has sub-leased a portion of this facility.

In September 2018, the Company entered into an amendment (the “1633 Sublease Amendment”) to a sub-lease agreement executed in March 2016 (the “1633 Sublease) for approximately 6,877 square feet of office space at 1633 Broadway, New York, NY. The term began in April 2016 and under the terms of the 1633 Sublease Amendment is extended through February 2021 and provides for total annual base rent of $0.5 million.

In January 2019, the Company entered into an amendment (the “Park Road Lease Amendment”) to a lease agreement entered into in October 2018 (the “Park Road Lease”) for approximately 6,000 square feet of space located at 95-97 Park Road in Queensbury, New York. Under the terms of the Park Road Lease Amendment, the original two year term which began on October 31, 2018 was extended through November 2020 and provides for total annual base rent of $50,000 per year.

Future minimum lease payments, net of receipts due under the terms of subleases, under all operating leases at December 31, 2018 are as follows:

(in thousands)	Future Lease Payment
2019	885
2020	916
2021	348
$2,149

For the years ended December 31, 2018 and 2017 rent expense, net of receipts under the terms of subleases, totaled approximately $0.6 million and $0.6 million, respectively.

Litigation

As previously reported, on March 26, 2019, the Company commenced an action (the “Action”) in the Commercial Division of the Supreme Court for the State of New York, County of New York, styled as Delcath Systems, Inc., v. Iroquois Capital Investment Group LLC, Iroquois Master Fund Ltd., L1 Capital Global Opportunities Master Fund and First Fire Global Opportunities Fund LLC (Index No. 651749/2019). The Action seeks expedited equitable relief in the form of reformation and a declaratory judgement to remedy a scrivener’s error in the Series D Warrants issued in the Company’s February 2018 public offering such that those warrants do not contain a price and quantity ratchet upon a sale of Company securities at a price lower than the offering price in the February 2018 offering. The defendant, L1 Capital Global Opportunities Master Fund, settled with the Company by exchanging its Series D Warrants for Company common stock on a one-for-one basis, which is the same ratio for which other investors in the February 2018 round exchanged their Series D Warrants in December 2018. The Company and the remaining defendants in the Action, Iroquois Capital Investment Group LLC, Iroquois Master Fund Ltd. and First Fire Global Opportunities Fund LLC, entered into a settlement agreement on April 18, 2019, the full text of which is annexed as Exhibit 10.42 to this Annual Report on Form 10-K, pursuant to which such defendants surrendered the Series D Warrants and

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

waived all rights granted to them by or in connection with the Series D Warrants and all rights afforded to them to participate in the Company’s future common stock offerings.  In consideration therefor, pursuant to the settlement agreement, (i) the Company paid one-fifth of the reasonable fees and expenses of defendants’ counsel incurred in connection with the Action and negotiation of the settlement agreement, the total of which shall not exceed $50,000 (the “Settlement Fees”) and (ii) subject to the Company securing and closing certain contemplated financing, the Company agreed to pay to the defendants $400,000 and the remaining Settlement Fees.

As previously reported, on July 27, 2018, Hudson Bay Master Fund Ltd. filed a summons and complaint against the Company in the New York State Supreme Court, New York County alleging breaches by the Company of Hudson Bay’s rights of participation in future Company offerings granted in the September 2017 Securities Purchase Agreement between the Company and Hudson Bay and in the February 2018 Securities Purchase Agreement among, inter alia, the Company and Hudson Bay. In terms of relief sought, Hudson Bay claimed both monetary damages (which it claims to be in excess of $1 million) and specific performance. The Company denied any liability with respect to the claims set forth in the lawsuit.  As previously reported, on January 4, 2019, the Company was notified by its litigation counsel that on December 28, 2018, the Suit was dismissed with prejudice by the filing of a Stipulation for Discontinuance in the New York State Supreme Court, New York County.

On May 9, 2018, the Company received a Demand Letter from a vendor for an outstanding balance owed at that time of $2.1 million. The Company has worked with the vendor since that time to establish a payment plan for the balance owed.

Letters of Credit

Under the terms of the lease agreement for office space at 810 Seventh Avenue, New York, NY, the Company is required to maintain a letter of credit in the amount of $0.9 million which will expire in February 2021 if not renewed by the Company. Under the terms of a sub-lease agreement for office space at 1633 Broadway, New York, NY, the Company is required to maintain a letter of credit in the amount of $0.1 million which will expire with the sublease in February 2021.

(14)	Income Taxes

Income (loss) before income taxes consists of:

	Year Ended December 31,
(in thousands)	2018	2017
Domestic	$(12,961)	$(41,313)
Foreign	(6,261)	(3,804)
Income (loss) before taxes	$(19,222)	$(45,117)

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Income taxes using U.S federal statutory rate	$(4,037)	$(15,340)
Tax Cuts and Jobs Act	—	143
Nondeductible interest	2,273	6,912
Loss on extinguishment of debt	236	10,174
Loss of tax benefit of federal net operating loss carryforwards	(588)	5,067
Loss of tax benefit of state net operating loss carryforwards	1,040	1,373
Loss of tax benefit of federal tax credit carryforwards	495	324
Amortization of gain on IP migration	—	767
State income taxes, net of federal benefit	(2,355)	(1,339)
Foreign rate differential	1,166	1,196
Valuation allowance	6,323	(1,423)
Derivative charge	(4,138)	(8,403)
Stock option exercises and cancellations	215	841
Research and development costs	(636)	(295)
Other	6	3
	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Deferred tax assets:
Employee compensation accruals	$—	$292
Accrued liabilities	519	353
Research tax credits	161	17
Other	60	34
Net operating losses	10,624	5,289
Total deferred tax assets	11,364	5,985

Deferred tax liabilities:
Beneficial conversion feature	—	—
Other	—	13
Total deferred tax liabilities		13

Valuation allowance	11,364	5,972
Net deferred tax assets	$—	$—

As of December 31, 2018 and 2017 the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $230.0 million and $211.3 million respectively. A significant portion of the federal amount is subject to an annual limitation as low as $27,500 as a result of changes in the Company’s ownership in May 2003, November 2016, and multiple dates throughout 2017 and 2018, as defined by Federal Internal Revenue Code Section 382 and the related income tax regulations. As a result of the limitations caused by the May 2003, November 2016 and multiple 2017 and 2018 ownership changes, approximately $208.1 million of the total net operating loss carryforwards is expected to expire unutilized and will be unavailable to offset future federal taxable income. Approximately $21.9 million of net operating loss carryforwards remains available to offset future federal taxable income, of which $1.7 million will expire between 2019 and 2037 and $20.2 million will have an unlimited carryforward period as a result of the Tax Cuts and Jobs Act.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

In addition, the Company’s state net operating losses are also subject to annual limitations that generally follow the federal Section 382 provisions (with the exception of Connecticut), adjusted for each state’s respective income apportionment percentages. As of December 31, 2018 and 2017, the Company had net operating loss carryforwards for state and city income tax purposes between approximately $27.3 million and $167.3 million and between approximately $27.3 million and $150.3 million, respectively, which expire through 2038. As a result of the 382 limitations, approximately $157.2 million and $141.5 million of New York State and New York City net operating losses are expected to expire unutilized and will be unavailable to offset future taxable income. Approximately $10.1 million and $10.1 million of net operating loss carryforwards, respectively, will be available to offset future state and city taxable income. As of December 31, 2018 and 2017 the Company had a net operating loss carryforward for foreign income tax purposes of $25.2 million and $25.0 million, respectively, which have indefinite carryforward periods. As of December 31, 2018 and 2017, the Company had federal research and development tax credit carryforwards of approximately $5.0 million and $4.3 million respectively, which expire through 2038. As a result of the section 382 limitations, all but $0.2 million of the tax credit carryforwards is expected to expire unutilized.

Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance decreased by approximately $5.4 million and decreased by $1.1 million in 2018 and 2017, respectively. The change in valuation allowance is as follows:

(in thousands)	December 31, 2018	December 31, 2017
Beginning balance	$5,972	$7,094
Charged to costs and expenses	6,323	(1,423)
Charged to additional paid-in capital	—	—
Charged to retained earnings	(834)	—
Charged to other comprehensive income	(97)	301
Ending balance	$11,364	$5,972

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform”, significantly changes U.S. corporate income tax laws by, among other provisions, reducing the maximum U.S. corporate income tax rate from 35% to 21% starting in 2018. During the year ended December 31, 2017, the Company reduced deferred tax assets by a provisional amount of $143,500, offset by a corresponding reduction to its valuation allowance, as a result of the re-measurement of deferred tax assets and liabilities from its 34% effective rate under existing law to the new lower statutory rate of 21%. The Company finalized its accounting of the effects of tax reform in 2018, which resulted in insignificant adjustments.

The Act also requires a mandatory one-time inclusion of the deferred foreign income of controlled foreign corporations. The one-time transition tax is based on Delcath’s total post-1986 earnings and profits (E&P) for which the Company has previously deferred from U.S. income taxes. During the year ended December 31, 2017, the Company’s reasonable estimate resulted in no provisional amount for the one-time transition tax liability, as the Company’s international subsidiaries are expected to have a cumulative deficit in E&P. As the Company’s international subsidiaries have a cumulative deficit in earnings and profits, the Company did not anticipate being affected by the mandatory inclusion provisions of the Act. The Company finalized its calculation of the total post-1986 foreign E&P (including deficits) for these foreign subsidiaries during 2018 and was not impacted by the mandatory inclusion provisions of the Act.

On December, 22, 2017, Staff Accounting Bulletin 118 was issued due to the complexities involved in accounting for the recently enacted Act. SAB 118 requires the Company to include in its financial statements a reasonable estimate of the impact of the Act on earnings to the extent such estimate has been determined. Accordingly, the U.S. provision for income tax for December 31, 2017 was based on the reasonable estimate guidance provided by SAB 118. The Company finalized the impact from the Act and recorded insignificant adjustments.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

The Company complies with the provisions of ASC 740-10, Income Taxes, in accounting for its uncertain tax positions. ASC 740-10 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no significant uncertain tax positions requiring recognition under ASC 740-10 and therefore has not included a tabular rollforward of unrecognized tax benefits. As there are no uncertain tax positions recognized, interest and penalties have not been accrued.

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company is no longer subject to federal and state examination for tax years ending prior to December 31, 2015; tax years ending December 31, 2015 through December 31, 2018 remain open to examination. The Republic of Ireland is the Company’s only significant foreign jurisdiction. The Company is no longer subject to Ireland tax examination for tax years ending prior to December 31, 2014 (as Ireland has not initiated an audit of 2013 as of December 31, 2018); tax years ending December 31, 2014 through December 31, 2018 remain open to examination. However, the Company’s tax years December 31, 1998 through December 31, 2018 generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

Delcath recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

(15)	Subsequent Events

Since January 1, 2019, the Company has issued 7.9 million shares pursuant to exercises of Pre-Funded Series D Warrants.

As previously reported, in January 2019, the Company terminated Backstop Commitment Purchase Agreements with four institutional investors, by their mutual agreement. The Company and such institutional investors entered into Backstop Commitment Purchase Agreements in connection with a rights offering conducted by the Company that closed in September 2018 in which the Company proposed to raise up to $50 million by distributing, at no charge, to holders of its common stock non-transferable rights to subscribe for and purchase shares of the Company’s common stock at a price of $1.75 per share (the “Subscription Price”).  Pursuant to the Backstop Commitment Purchase Agreements, such institutional investors agreed to purchase, at the Subscription Price, shares not issued in the rights offering following the expiration of the rights offering subscription period, subject to certain conditions, including the requirement that the closing price of a share of the Company’s common stock as reported by the OTCQB or higher market for each of the five business days immediately preceding a purchase exceeded the Subscription Price.  The Backstop Commitment Purchase Agreements were terminated by mutual agreement of the parties thereto due to the fact that the closing price of the Company’s common stock had not exceeded the Subscription Price since October 1, 2018 and, thus, the institutional investors had no obligation to purchase shares.

On March 29, 2019, the Company exchanged all of its Series D Preferred Stock (with a stated value of $1,160,000) and received $400,000 in proceeds and issued a senior secured promissory note to an investor with a principal amount of $1,560,000. The note is due on April 1, 2020, bears interest at 8% per annum and is nonconvertible.

On April 19, 2019, April 26, 2019, May 9, 2019 and May 23, 2019, the Company borrowed an aggregate $3.3 million from two institutional investors and issued promissory notes to the investors. The promissory notes have an aggregate principal amount of $3.3 million, bear interest at the rate of 8% per annum and are due six months from the issuance of each note. The promissory notes are nonconvertible. The notes contain standard events of default and remedies therefor. The Company’s obligations under the promissory notes to the institutional investor are secured by a lien on the Company’s assets.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2018 and 2017

On June 6, 2019, the Company entered into an agreement with two institutional investors, pursuant to which the investors agreed to transfer and surrender to the Company for cancellation of 3.9 million Series D Warrants and 53.4 million Pre-Funded Series D Warrants. Under the terms of the Purchase Agreement, the investors agreed to defer the payment of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants and, accordingly, the Company agreed to sell and issue to the investors 8% Senior Secured Promissory Notes in an aggregate principal amount of $2 million in full payment and satisfaction of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, Delcath’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2018 (the end of the period covered by this Annual Report on Form 10-K), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including  the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Delcath’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information About Directors. The following table sets forth certain information about our directors.

Name	Age	Position with Delcath	Director Since
William D. Rueckert	66	Director	2014
Marco Taglietti, M.D.	59	Director	2014
Roger G. Stoll, Ph.D.	76	Chairman	2008
Jennifer K. Simpson, Ph.D.	50	Director	2015

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

Roger G. Stoll, PhD. was appointed as a director of in December 2008.  Executive Chairman in September, 2014 and has served as Chairman of the Board since October 1, 2015.  From 2002 to 2010 he served as Chairman and Chief executive Officer of Cortex Pharmaceuticals, Inc.  In August of 2010 he was appointed Executive Chairman of the board Cortex and retired in 2012.  From 2001 to 2002 he was a consultant to several east coast venture capital firms and startup ventures.  From 1998 to 2001, he was Executive Vice President of Fresenius Medical Care-North America, in charge of the dialysis products division and the diagnostic business units, which included hemodialysis machines, dialysis filters, dialysate solutions, and attendant devices used in the dialysis procedure.  From 1991 - 1998, Dr. Stoll was Chief Executive of Ohmeda, a global leader in anesthetic agents, critical care drugs and related operating room devices with sales of $1 billion annually. From 1994 until the sale of Ohmeda in 1998, he was also a member of the board of directors of The BOC Group,plc in London.   From 1986 - 1991, Dr. Stoll held several positions of increasing responsibility at Bayer, AG including, Chief Administrative Office, President of Consumer Healthcare business unit, and Executive Vice-President and General Manager for its worldwide Diagnostic Business Group w which included the acquisition of The Tecnicon Company and globally integrating the Bayer and Techincon business units.  This resulted in a global diagnostic business in excess of $1billion in sales annually.  Prior to that he worked for American Hospital Supply Corporation, where he rose from Director of Clinical Pharmacology to President of the American Critical Care drug division of AHSC.  He began his pharmaceutical career at the Upjohn Company working in drug metabolism and pharmacokinetic studies in a clinical development unit in 1972.  Dr. Stoll obtained his BS in Pharmacy degree at Ferris State University, his PhD in Biopharmaceutics and drug metabolism at the University of Connecticut and was a post-doctoral fellow for two years at the University of Michigan.  He served on the board of Agensys, Inc from 2003 until its sale to Astellas in late 2007. Also on the board of Questcor Pharmaceuticals, and Chelsea Therapeutics until it was acquired in 2008 by Lundbeck A/S.  From 1991 to 2002 he also served on the board of directors of St.Jude Medical.  He also served on the boards of HIMA and PMA (now PhRMA).  Dr. Stoll also serves on the University of Connecticut School of Pharmacy Advisory Board.  The nominations committee considered Dr. Stoll's experience and qualifications in both pharmaceuticals and medical devices and equipment in addition to his relevant executive management experience. as well as, the overall composition of the Board, in making the determination that Dr. Stoll should serve as a director of Delcath.

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

Simon Pedder resigned as a member of the Board of Directors of the Company effective April 10, 2019. Mr. Pedder’s decision to resign was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

In addition, information concerning Jennifer K. Simpson, one of our Directors and our President and Chief Executive Officer, is provided under “—Information About Our Executive Officers”

Information About our Executive Officers

The following table provides information concerning the current executive officers of Delcath:

Name	Age	Office Currently Held
Jennifer K. Simpson	50	President and Chief Executive Officer
Barbra C. Keck	41	Chief Financial Officer and Secretary
John Purpura	57	Executive Vice President, Global Head of Operations

The following is a brief description of the business experience of our executive officers:

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

Board of Directors. We have currently have four directors serving on the Board of Directors. The Board of Directors oversees the business affairs of the Company and monitors the performance of management. In accordance with our corporate governance principles, our Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chairman of the Board, Roger G. Stoll, Jennifer K. Simpson, in her capacity as Director and Chief Executive Officer, or CEO, and other key executives, and by reading the reports and other materials that management sends them and by participating in Board and committee meetings. Our directors hold office until their successors have been elected and qualified unless the director resigns or is removed or by reason of death or other cause is unable to serve in the capacity of director.

Board Independence. The Board has determined that three of our four directors (each of Roger Stoll, William D. Rueckert and Marco Taglietti) are “independent” directors within the meaning of the NASDAQ listing rules.

Attendance. The Board of Directors met 12 times in 2018 (including regularly scheduled and special meetings). During 2018, each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board (held during the period for which he or she served as a director) and (ii) the total number of meetings held by all committees of the Board of Directors on which he or she served (held during the period that he or she served). It is Delcath’s policy that, absent unusual or unforeseen circumstances, all directors are expected to attend annual meetings of stockholders.

Board Leadership Structure. Roger G. Stoll, Ph.D. was appointed Executive Chairman effective September 2014 and designated Chairman in connection with the appointment of Dr. Simpson as director effective October 2015. Dr. Stoll has been a member of the Board of Directors since 2008.

It is our policy to separate the Chairman and Chief Executive Officer roles. We believe this structure is appropriate for Delcath because it allows our President and CEO to concentrate on Delcath’s day-to-day operations, while providing for effective oversight by the Chairman, who is involved in strategic and key matters, such as business strategy, major transactions and the broader business of Delcath. For a company like Delcath that is focused on the development, approval and commercialization of a specialized product in an extremely technical, highly regulated and intensely competitive industry, we believe our President and CEO is in the best position to lead our management team, in part because of the depth of her experience in conducting clinical trials in oncology, and to respond to the current pressures and needs of a company in the stage of growth and development of Delcath, with assistance from our Chairman who also focuses the Board’s attention on the broader issues of corporate business strategy and corporate governance. We believe that splitting the roles between Chairman, on the one hand, and President and CEO, on the other hand, minimizes any potential conflicts that may result from combining the roles of CEO, President and Chairman, and maximizes the effectiveness of our management and governance processes to the benefit of our stockholders. Our President and CEO and Chairman regularly consult with each other as part of this structure.

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

Risk Assessment of Compensation Programs. Our Compensation and Stock Option Committee annually evaluates whether our compensation programs encourage excessive risk-taking by employees at the expense of long-term Company value. Based upon its assessment, including a review of the overall annual award limitations and individual annual limitations in the Company’s stock incentive plans and the Compensation Committee’s role in the consideration and approval of certain awards, the Compensation and Stock Option Committee does not believe that our compensation programs encourage excessive or inappropriate risk-taking, motivate imprudent risk-taking or create risks that are reasonably likely to have a material adverse effect on the Company.

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

The Board has determined that each member of the Audit Committee, William D. Rueckert (Chair), Marco Taglietti and Roger Stoll qualifies as an “audit committee financial expert” as defined by SEC rules. During 2018, the Audit Committee met five times. Each member of the Audit Committee is “independent” within the meaning of the NASDAQ listing rules and otherwise meets the financial statement proficiency requirements of the NASDAQ listing rules. The Audit Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

Compensation and Stock Option Committee. The Compensation and Stock Option Committee (the “Compensation Committee”) assists the Board of Directors in the discharge of the Board’s responsibilities with respect to the compensation of Delcath’s directors, executive officers, and other key employees and consultants. The Compensation Committee establishes our overall compensation philosophy and is authorized to approve the compensation payable to our executive officers, including our named executive officers, and other key employees, including all perquisites, equity incentive awards, cash bonuses, and severance packages. The Compensation Committee also administers certain of the Company’s employee benefit plans, including its equity incentive plans, and is responsible for assessing the independence of compensation consultants and legal advisors. The Compensation Committee has concluded that each of Wexler, Burkhart, Hirschberg & Unger, LLP, outside legal counsel to the Compensation Committee and the Company, as well as Pearl Meyer & Partners, compensation consultant to the Compensation Committee, qualified as independent. The Compensation Committee exercises sole power to retain compensation consultants and advisors and to determine the scope of the associated engagements. The current members of the Compensation and Stock Option Committee are Marco Taglietti (Chair) and William D. Rueckert, and Roger Stoll, each of whom is “independent” within the meaning of NASDAQ listing rules. During 2018, the Compensation and Stock Option Committee met one time. The Compensation and Stock Option Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

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

The current members of the Nominating Committee are Roger Stoll (Chairman), William D. Rueckert and Marco Taglietti, each of whom is “independent,” within the meaning of NASDAQ listing rules. During 2018, the Nominating Committee met one time. The Nominating Committee has a written charter, which is available on our website; go to www.delcath.com, click on “Investors,” then “Corporate Governance.”

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

Code of Ethics. We maintain a Code of Business Conduct and Ethics (Code) that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions, and including our independent directors, who are not employees of the Company, with regard to their Delcath-related activities. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws, rules and regulations. The Code also incorporates our expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the Code incorporates guidelines pertaining to topics such as complying with applicable laws, rules, and regulations; insider trading; reporting Code violations; and maintaining accountability for adherence to the Code. The full text of our Code is published on our website at http://delcath.com/investors/governance. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to our principal executive officer, principal financial officer or principal accounting officer and persons performing similar functions on our website.

Except as expressly stated herein, the information contained on Delcath’s website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee reviewed and discussed the Company’s audited financial statements for the fiscal year ended December 31, 2018, with management and Marcum LLP, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018. The Audit Committee also discussed with Marcum LLP the matters required to be discussed by the Statement on Auditing Standards No. 16, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T regarding “Communication with Audit Committees.” The Audit Committee has received and reviewed the written disclosures and the letter from Marcum LLP required by applicable requirements of the Public Company Accounting Oversight Board regarding Marcum LLP’s communications with the Audit Committee concerning independence, and has discussed with Marcum LLP its independence from the Company.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the Company’s audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for filing with the SEC.

Submitted by the Audit Committee of the Board of Directors,

William Rueckert (Chair)

June 14, 2019

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who are beneficial owners of more than 10% of our common stock to file with the SEC reports of holdings and changes in beneficial ownership of Delcath’s equity securities. Based on a review of copies of reports furnished to Delcath or written representations that no reports were required, with the exception of one late filed Form 4 for each of Jennifer Simpson, Barbra Keck, John Purpura, Roger Stoll and William Rueckert, we believe that all reports were timely filed in 2018.

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

•

Long-Term Incentive Compensation. In addition to using base salaries and annual incentive cash bonuses, which our Compensation Committee views as short-term compensation, a portion of our executive compensation is in the form of long-term equity compensation. Our Long-Term Incentive Plan (“LTIP”) is an annual equity-based incentive plan designed to align participants’ interests with those of the Company and its stockholders by rewarding participants for their contributions to the long-term success of the Company. The LTIP is designed to incentivize Company leaders to focus on the long-term performance of the Company, offer participants competitive, market-based long-term incentive award opportunities, and strengthen the link between a participant’s compensation and his or her overall performance and the Company’s overall long-term performance. We believe the LTIP assists us in achieving an appropriate balance between short- and long-term executive compensation.

Base Salary. The following table summarizes the amount of base salary and year-over-year increase for each of our named executive officers for 2017 and 2018:

Executive	Hire Date	2016 Base Salary	Percent Increase in 2017	2017 Base Salary	Percent Increase in 2018	2018 Base Salary
Jennifer K. Simpson, Ph.D.	3/23/2012	$439,810	3.0%	$453,004	3.0%	$466,594
Barbra C. Keck, M.B.A.	1/5/2009	$247,200	21.4%	$300,000	8.0%	$324,000
John Purpura, M.S.	11/16/2009	$307,000	3.0%	$316,210	5.9%	$335,000

Annual Incentive Plan. Under the AIP, annual incentive target award opportunities are expressed as a percentage of a participant’s actual base salary for the performance year, beginning January 1. The following table sets forth, for each executive, the applicable target bonus percentage of base salary to which each executive could have been entitled. Given the Company’s current position, no annual bonus was awarded or paid to any named executive officer for 2018.

Executive	Target Bonus Expressed as % of Base Salary	Dollars ($)	Actual Payout as % of Base Salary	Dollars ($)
Jennifer K. Simpson, Ph.D.	50.0%	$233,297	0.0%	$—
Barbra C. Keck, M.B.A.	45.0%	$145,800	0.0%	$—
John Purpura, M.S.	45.0%	$150,750	0.0%	$—

For 2018, AIP goals were based entirely on Company performance to focus all the executives on the same critical challenges facing the Company. Company performance in 2018 has been measured based upon achievement of objectives in the following areas: (1) Clinical Trials; (2) Capital; and (3) Sales. While certain performance goals were met in 2018, the Board determined that no annual bonus should be granted to our named executive officers due to the Company’s current position and challenges.

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

There were no long-term equity awards to our named executive officers in 2018. Due to the lack of available shares for issuance under the Company’s 2009 Stock Incentive Plan, the Board of Directors did not grant any long-term equity awards to our named executive officers in 2018 which in no way should create any negative inference concerning the Compensation Committee’s evaluation of their performance.

Summary Compensation Table.

The following table sets forth the total compensation awarded to, earned by or paid to: (i) each person who served as a principal executive officer during 2018, and (ii) our two other most highly-compensated executive officers who were serving as executive officers on December 31, 2018. We refer to these individuals as our “named executive officers.”

Name and Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jennifer K. Simpson, Ph.D.	2018	$466,594	$75,000	$—	$—	$—	$—	$541,594
President and Chief Executive Officer	2017	453,004	147,226	7,476	—	—	—	607,706
Barbra C. Keck, M.B.A.	2018	324,000	50,000	—	—	—	—	374,000
Chief Financial Officer and Secretary	2017	293,400	68,250	4,788	—	—	—	366,438
John Purpura, M.S.	2018	335,000	50,000	—	—	—	—	385,000
Executive Vice President, Global Head of Operations	2017	316,210	92,491	7,140	—	—	—	415,841

(1)	For 2018, Dr. Simpson was paid $177,102, Ms. Keck was paid $128,037 and Mr. Purpura was paid $132,053. The balance of their salaries has been accrued.
(2)	For 2017 and 2018, all bonus amounts have been accrued and not yet paid.
(3)

Due to the lack of available shares for issuance under the Company’s 2009 Stock Incentive Plan, the Board of Directors did not grant any long-term equity awards to our named executive officers in 2017 or 2018 which in no way should create any negative inference concerning the Compensation Committee’s evaluation of their performance.

Outstanding Equity Awards at Fiscal Year-End Table—2018.

The following table sets forth information relating to unexercised options and unvested restricted shares held by the named executive officers as of December 31, 2018. As a result of the May 2, 2018 reverse stock split, the Company’s 2009 Stock Incentive Plan has no active grants and no further shares available to be granted.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Jennifer K. Simpson, Ph.D.	—	—	—	—	—	—
Barbra C. Keck, M.B.A.	—	—	—	—	—	—
John Purpura, M.S.	—	—	—	—	—	—

Potential Payments upon Termination or Change of Control.

The following table shows the potential incremental value transfer to each named executive officer under various termination or change-in-control scenarios as of December 31, 2018, the last business day of 2018. Unvested, unexercised stock options and unvested restricted stock awards are valued at the closing market price of the Company’s common stock on that date. The actual amounts to be paid out in respect of the named executive officers can only be determined at the time of such named executive officer’s actual separation from the Company.

Name	Retirement or Voluntary Termination Without "Good Reason"	Termination for "Cause"	Involuntary Termination (Termination Without Cause, or Termination for Good Reason)	Upon a Change in Control	Death or Disability Termination
Jennifer K. Simpson, Ph.D.	—	—	$726,650	$726,650	—
Barbra C. Keck, M.B.A.	—	—	$530,860	$530,860	—
John Purpura, M.S.	—	—	$518,240	$518,240	—

Severance Arrangements

The Company has entered into an Executive Security Agreement with each of the named executive officers.  The Executive Security Agreements provide for the payment of severance to each of our named executive officers upon a qualifying termination (a termination which is involuntary but not “for cause” or a termination for “good reason” as defined therein) to be paid within 10 days of such event as follows: (i) all base salary owed to the date of the qualifying event, (ii) a one-time lump sum fee equal to the named executive officer’s monthly base salary for a term of two years for Jennifer Simpson and 18 months for Barbra Keck and John Purpura, and (iii) COBRA payments should the named executive officer remain on the Company’s health benefit plans. The named executive officer would also be entitled to a pro-rata portion of any AIP payment for the fiscal year in which termination of employment occurs due by March 15th of the following year. The term of the Executive Security Agreements continues until terminated by mutual agreement of each named executive officer and the Company.

Director Compensation—2018

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

Dr. Stoll receives an annual retainer fee as Director and Chairman of the Board of $68,000. Additionally, we reimburse all non-employee directors for their reasonable out-of-pocket travel expenses incurred in attending meetings of our Board of Directors or any committees of the Board. Due to the lack of shares available for issuance under the Company’s 2009 Stock Incentive Plan, the Board of Directors did not grant any equity awards to non-employee directors during 2018 which in no way should create any negative inference concerning the Compensation Committee’s evaluation of their performance.

The following table sets forth the compensation awarded to, earned by or paid to each non-employee director who served on our Board of Directors in 2018.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Simon Pedder, Ph.D. (1)	$56,000	$—	$—	$—	$56,000
William D. Rueckert	72,000	—	—	—	72,000
Roger G. Stoll, Ph.D.	84,000	—	—	—	84,000
Marco Taglietti, M.D.	59,000	—	—	—	59,000

(1)	Dr. Pedder resigned as a director effective April 10, 2019.
(2)	No non-employee director was paid his 2018 fees. All amounts have been accrued.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains information regarding the beneficial ownership of our common stock as of June 14, 2019, held by: (i) each of our directors; (ii) each of our named executive officers; (iii) all of our directors and executive officers as a group; and (iv) each person or group known by us to own beneficially more than 5% of the outstanding shares of common stock of the Company. We are not aware of any 5% or more holders of our common stock as of June 14, 2019 except as set forth below. The information set forth in the table below excludes shares issuable upon exercise of outstanding warrants to purchase shares of our common stock held by certain investors that are presently exercisable, subject to limitations on exercisability for more than 4.9% or 9.9% of our outstanding shares of common stock, depending upon the particular investor. Except as indicated in the footnotes below, the address of the persons or groups named below is c/o Delcath Systems, Inc., 1633 Broadway, Suite 22C, New York, New York 10019.

Name of Beneficial Owner	Shares Beneficially Owned Number(1)	Percent
Named Executive Officers and Directors:
Jennifer K. Simpson, Ph.D.(2)	182,500	*
Barbra C. Keck, M.B.A.(3)	132,500	*
John Purpura, M.S.(4)	130,501	*
William D. Rueckert(5)	57,926	*
Roger G. Stoll, Ph.D.(6)	55,901	*
Marco Taglietti, M.D.(7)	50,001	*
All directors and executive officers as a group (6 people)(8):	609,329	*

*	Less than 1%

(1)

Except as indicated in these footnotes: (i) the persons named in this table have sole voting and investment power with respect to all shares of common stock beneficially owned; (ii) the number of shares beneficially owned by each person as of June 14, 2019, includes any vested and unvested shares of restricted stock and any shares of common stock that such person or group has the right to acquire within 60 days of June 14, 2019, upon the exercise of stock options; and (iii) for each person or group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the 18,277,807 shares of common stock outstanding on June 14, 2019, plus the number of shares of common stock that such person or group has the right to acquire within 60 days of June 14, 2019.

(2)	Includes 175,000 shares of common stock, which Dr. Simpson has the right to acquire upon exercise of outstanding options exercisable within 60 days of June 14, 2019.
(3)	Includes 125,000 shares of common stock, which Ms. Keck has the right to acquire upon exercise of outstanding options exercisable within 60 days of June 14, 2019.
(4)	Includes 125,000 shares of common stock, which Mr. Purpura has the right to acquire upon exercise of outstanding options exercisable within 60 days of June 14, 2019.
(5)	Includes 50,000 shares of common stock, which Mr. Rueckert has the right to acquire upon exercise of outstanding options exercisable within 60 days of June 14, 2019.

(6)	Includes 50,000 shares of common stock, which Dr. Stoll has the right to acquire upon exercise of outstanding options exercisable within 60 days of June 14, 2019.
(7)	Includes 50,000 shares of common stock, which Dr. Taglietti has the right to acquire upon exercise of outstanding options exercisable within 60 days of June 14, 2019.
(8)	Includes 50,000 shares of common stock, which certain directors and executive officers have the right to acquire upon exercise of outstanding options exercisable within 60 days of June 14, 2019.

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

No Related Party transactions occurred during 2018.

Certain Anti-Takeover Provisions of Delaware Law and our Certificate of Incorporation and Bylaws

We are not subject to Section 203 of the Delaware General Corporation Law, which prohibits Delaware corporations from engaging in a wide range of specified transactions with any interested stockholder, defined to include, among others, any person other than such corporation and any of its majority owned subsidiaries who own 15% or more of any class or series of stock entitled to vote generally in the election of directors, unless, among other exceptions, the transaction is approved by (i) our board of directors prior to the date the interested stockholder obtained such status or (ii) the holders of two-thirds of the outstanding shares of each class or series of stock entitled to vote generally in the election of directors, not including those shares owned by the interested stockholder.

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

Item 14. Accounting Fees and Services.

The aggregate fees billed by Marcum LLP and Grant Thornton LLP for services rendered as our independent registered public accounting firm during the fiscal years ended December 31, 2018 and 2017, respectively:

	Fiscal Year(1)
	2018	2017
Audit Fees	$104,063	$576,450
Audit-Related Fees	—	—
Tax Fees	—	—
Total	$104,063	$576,450

(1)

Marcum LLP audited Delcath’s annual financial statements for the fiscal year ended December 31, 2018 and Grant Thornton LLP audited Delcath’s financial statements for the fiscal year ended December 31, 2017

Audit Fees. These are fees for services rendered in connection with the audit of the annual financial statements included in our annual reports on Forms 10-K; the review of the financial statements included in our Quarterly Reports on Forms 10-Q; the audit of our internal control over financial reporting; and for services that are normally provided by an independent auditor in connection with statutory and regulatory filings or engagements.

Pre-approval Policies: Audit and Non-Audit Services. The Audit Committee pre-approves all audit services and the terms of such services and permissible non-audit services provided by Delcath’s independent registered public accounting firm, prior to its engagement for the provision of such services. The Chair of the Audit Committee has been delegated the authority by the committee to pre-approve interim services by Delcath’s independent registered public accounting firm; provided the Chair reports all such pre-approvals to the entire Audit Committee at the next Committee meeting. There were no non-audit services provided to Delcath by our independent registered public accounting firm for 2018 and 2017 that required review by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:  The following Consolidated Financial Statements and Supplementary Data of Delcath and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Consolidated Balance Sheets at December 31, 2018 and 2017
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Notes to Consolidated Financial Statements

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

3.6

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of June  30, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 3, 2017 (Commission File No. 001-16133))

3.7

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of July  5, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 6, 2017 (Commission File No. 001-16133))

3.8

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective as of September  20, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed September 21, 2017 (Commission File No. 001-16133))

3.9

Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of April 21, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed April 26, 2018 (Commission File No. 001-16133))

3.10	**	Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of April 21, 2018

3.11

Certificate of Designation of Series D Preferred Stock of the Company effective November 5, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 7, 2018 (Commission File No. 001-16133))

4.1

Form of Warrant to Purchase Shares of Common Stock dated February 17, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed February 17, 2015 (Commission File No. 001-16133)).

4.2		Form of Series A Warrant to Purchase Shares of Common Stock dated July 21, 2015 (incorporated by reference to Exhibit 1.2 to the Company’s Amendment No. 1 to Form S-1 filed July 7, 2015).

4.3

Form of Senior Secured Convertible Note (incorporated by reference to Exhibit A to the Securities Purchase Agreement included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017 (Commission File No. 001-16133)).

Exhibit No.		Description
4.4

Form of Series C Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit B to the Securities Purchase Agreement included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2017 (Commission File No. 001-16133)).

4.5

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

10.6	†

License, Supply and Contract Manufacturing Agreement between Synerx Pharma, LLC and Bioniche Teoranta and the Company dated as of October 13, 2010 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 001-16133)).

10.7

Form of Employee Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 26, 2011 (Commission File No. 001-16133)).

10.8

Lease Agreement, dated August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 001-16133)).

10.9

Sublease between Delcath Systems, Inc. and SLG 810 Seventh Lessee LLC, dated May 22, 2014. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 28, 2014 (Commission File No. 001-16133))

10.10

Sublease Agreement between Delcath Systems, Inc. and ICV Partners, LLC dated August 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 30, 2014 (Commission File No. 001-16133))

10.11		Form of Warrant Repurchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 3, 2017 (Commission File No. 001-16133))

10.12		Exchange Agreement dated July 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2017 (Commission File No. 001-16133))

10.13		Securities Purchase Agreement dated July 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2017 (Commission File No. 001-16133))

10.14		Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2017 (Commission File No. 001-16133))

10.15

Amended and Restated Securities Purchase Agreement dated July 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 12, 2017 (Commission File No. 001-16133))

10.16		Form of Restructuring Agreement and Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017 (Commission File No. 001-16133))

10.17

Securities Purchase Agreement dated September 19, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2017 (Commission File No. 001-16133))

10.18

Amendment No. 1 to Restructuring Agreement dated October 10, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017 (Commission File No. 001-16133))

Exhibit No.		Description
10.19		Exchange Agreement, dated November 15, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.20		Form of Exchange Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.21		Form of Exchange Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 16, 2017 (Commission File No. 001-16133))

10.22		Exchange Agreement, dated December 28, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017 (Commission File No. 001-16133))

10.23		Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2017 (Commission File No. 001-16133))

10.24	*

Executive Agreement between the Company and Jennifer Simpson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2018 (Commission File No. 001-16133))

10.25	*	Executive Agreement between the Company and Barbra Keck (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 26, 2018 (Commission File No. 001-16133))

10.26	*	Executive Agreement between the Company and John Purpura (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2018 (Commission File No. 001-16133))

10.27		Securities Purchase Agreement dated as of June 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018 (Commission File No. 001-16133)

10.28

First Amendment to Securities Purchase Agreement dated as of July 20, 2018 to Securities Purchase Agreement dated as of June 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2018 (Commission File No. 001-16133))

10.29

First Amendment to Warrants to Purchase Common Stock dated July 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2018 (Commission File No. 001-16133))

10.30

Form of Securities Purchase Agreement dated August 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018 (Commission File No. 001-16133))

10.31		Form of Backstop Commitment Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2018 (Commission File No. 001-16133))

10.32		Form of 8% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2018 (Commission File No. 001-16133))

10.33		Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2018 (Commission File No. 001-16133))

10.34		Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 7, 2018 (Commission File No. 001-16133))

10.35

Form of First Amendment to 8% Senior Secured Convertible Promissory Notes issued June 4, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 7, 2018 (Commission File No. 001-16133))

10.36

Form of Second Amendment to Warrants to Purchase Common Stock issued June 4, 2018 and July 20, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 7, 2018 (Commission File No. 001-16133))

10.37

Form of Stock Purchase Agreement dated as of November 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2018 (Commission File No. 001-16133))

10.38	†**	License, Supply and Marketing Agreement for CHEMOSAT® dated as of December 10, 2018 between the Company and medac Gesellschaft für klinische Spezialpräparate mbH

Exhibit No.		Description

10.39	**	Form of Exchange Agreement dated December 2018

10.40	**	Form of Leak-Out Agreement dated December 2018

10.41	*	2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on February 7, 2019 (Commission File No. 001-16133))

10.42	**	Global Settlement Agreement dated as of April 18, 2019 by and among the Company, Iroquois Capital Investment Group, LLC, Iroquois Master Fund Ltd. and FirstFire Global Opportunities Fund LLC

10.43	**	Securities Purchase Agreement dated as of April 19, 2019

10.44	**	Securities Purchase Agreement dated as of April 26, 2019

10.45	**	Securities Purchase Agreement dated as of May 9, 2019

10.46	**	Securities Purchase Agreement dated as of May 23, 2019

10.47	**	Note Purchase Agreement dated as of June 6, 2019 by and among Delcath Systems, Inc., Rosalind Master Fund LP and Rosalind Opportunities Fund I

10.48	**	Form of 8% Secured Promissory Note Due June 6, 2021

31.1	**	Certification by Principal executive officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal financial officer Pursuant to Rule 13a 14.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted.
*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELCATH SYSTEMS, INC.

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)
Dated: June 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jennifer K. Simpson	President and Chief Executive Officer	June 14, 2019
Jennifer K. Simpson	(Principal Executive Officer)

/s/ Barbra C. Keck	Chief Financial Officer	June 14, 2019
Barbra C. Keck	(Principal Financial Officer and Principal Accounting Officer)

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	June 14, 2019
Roger G. Stoll, Ph.D.

/s/ William Rueckert	Director	June 14, 2019
William Rueckert

/s/ Marco Taglietti	Director	June 14, 2019
Marco Taglietti