Form 10-Q
period 2019-06-30
DELCATH SYSTEMS, INC.
filed 2019-08-08
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, 18,277,807 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$352	$2,516
Restricted cash	1,062	1,062
Accounts receivables, net	180	585
Inventories	687	858
Prepaid expenses and other current assets	664	898
Total current assets	2,945	5,919
Property, plant and equipment, net	805	925
Right-of-use assets	1,886	—
Total assets	$5,636	$6,844

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$10,713	$7,715
Accrued expenses	9,119	7,964
Notes payable, net of debt discount	9,838	—
Convertible notes payable, net of debt discount	523	2,038
Lease liabilities, current portion	1,050	—
Warrant liability	9	33
Total current liabilities	31,252	17,750
Deferred revenue	3,143	3,405
Lease liabilities, long-term portion	848	—
Other non-current liabilities	122	628
Total liabilities	35,365	21,783

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares and 101 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized; 18,277,807 and 10,299,954 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively*	183	103
Additional paid-in capital	328,018	328,962
Accumulated deficit	(357,907)	(344,054)
Accumulated other comprehensive income	(23)	50
Total stockholders' deficit	(29,729)	(14,939)
Total liabilities and stockholders' deficit	$5,636	$6,844

*reflects a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product revenue	$221	$858	$311	$1,560
Other revenue	191	—	371	—
Cost of goods sold	(172)	(220)	(268)	(367)
Gross profit	240	638	414	1,193

Operating expenses:
Selling, general and administrative	2,653	2,641	5,203	5,007
Research and development	1,714	4,089	5,011	9,781
Total operating expenses	4,367	6,730	10,214	14,788
Operating loss	(4,127)	(6,092)	(9,800)	(13,595)

Change in fair value of the warrant liability, net	10	2,513	17	17,209
Loss on issuance of financial instrument	(6)	(2,826)	(6)	(2,826)
Interest expense	(1,837)	(248)	(4,064)	(251)
Other income (expense)	1	(5)	—	(10)
Net (loss) income	$(5,959)	$(6,658)	$(13,853)	$527
Other comprehensive (loss) income:
Foreign currency translation adjustments	(23)	(36)	(74)	(78)
Other comprehensive (loss) income	$(5,982)	$(6,694)	$(13,927)	$449

Common share data:
Basic (loss) income per common share*	$(0.08)	$(7.26)	$(0.19)	$0.67
Diluted loss per common share*	$(0.08)	$(7.26)	$(0.19)	$(0.12)

Weighted average number of basic shares outstanding*	71,303,364	916,706	72,069,390	788,512
Weighted average number of diluted shares outstanding*	71,303,364	916,706	72,069,390	799,430

*reflects a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2019	10,299,954	$103	101	$—	$328,962	$(344,054)	$50	$(14,939)
Compensation expense for issuance of stock options	—	—	—	—	54	—	—	54
Compensation expense for issuance of restricted stock	15,000	—	—	—	4	—	—	4
Issuance of Series D Preferred Stock	—	—	15	—	150	—	—	150
Retirement of Series D Preferred Stock	—	—	(116)	—	(1,160)	—	—	(1,160)
Exercise of Pre-Funded Series D Warrants	4,119,500	41	—	—	(41)	—	—	—
Net loss	—	—	—	—	—	(7,894)	—	(7,894)
Total comprehensive loss	—	—	—	—	—	—	7	7
Balance at March 31, 2019	14,434,454	$144	—	$—	$327,969	$(351,948)	$57	$(23,778)
Compensation expense for issuance of stock options	—	—	—	—	75	—	—	75
Exercise of Pre-Funded Series D Warrants	3,779,353	38	—	—	(39)	—	—	(1)
Exchange of warrants	64,000	1	—	—	13	—	—	14
Net loss	—	—	—	—	—	(5,959)	—	(5,959)
Total comprehensive loss	—	—	—	—	—	—	(80)	(80)
Balance at June 30, 2019	18,277,807	$183	—	$—	$328,018	$(357,907)	$(23)	$(29,729)

	Common Stock Issued
	$0.01 Par Value		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	263,305	$3	(1)	$(51)	$325,516	$(324,832)	$42	$678
Compensation expense for issuance of stock options	—	—	—	—	7	—	—	7
Compensation expense for issuance of restricted stock	—	—	—	—	14	—	—	14
Sale of common stock, net of expenses	668,854	6	—	—	4,245	—	—	4,251
Fair value of warrants issued	—	—	—	—	(18,306)	—	—	(18,306)
Net income	—	—	—	—	—	7,185	—	7,185
Total comprehensive loss	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2018	932,159	$9	(1)	$(51)	$311,476	$(317,647)	$8	$(6,205)
Compensation expense for issuance of stock options	—	—	—	—	(47)	—	—	(47)
Compensation expense for issuance of restricted stock	—	—	—	—	(95)	—	—	(95)
Sale of common stock, net of expenses	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	(6,658)	—	(6,658)
Total comprehensive loss	—	—	—	—	—	—	(44)	(44)
Balance at June 30, 2018	932,159	$9	(1)	$(51)	$311,293	$(324,305)	$(36)	$(13,090)

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(13,853)	$527
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	129	(40)
Restricted stock compensation expense	4	(81)
Depreciation expense	122	236
Amortization of right of use assets	552	—
Warrant liability fair value adjustment	(17)	(17,209)
Non-cash interest income	—	(1)
Loss on issuance of financial instrument	6	2,826
Interest expense accrued related to convertible notes	329	—
Debt discount amortization	3,444	238
Changes in assets and liabilities:
Prepaid expenses and other assets	232	318
Accounts receivable	404	(163)
Inventories	143	43
Accounts payable and accrued expenses	3,827	3,985
Deferred revenue	(240)	—
Other non-current liabilities	(504)	44
Principal payments on leases	(540)	—
Net cash used in operating activities	(5,962)	(9,277)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2)	(39)
Net cash used in investing activities	(2)	(39)

Cash flows from financing activities:
Net proceeds from the issuance of debt	3,719	—
Net proceeds from sale of Series D Preferred Stock	150	—
Net proceeds from sale of common stock and warrants	—	4,210
Net proceeds from convertible debt financing	—	2,172
Net cash provided by financing activities	3,869	6,382
Foreign currency effects on cash, cash equivalents and restricted cash	(69)	(45)
Net decrease in cash, cash equivalents and restricted cash	(2,164)	(2,979)

Cash, cash equivalents and restricted cash:
Beginning of period	3,578	5,324
End of period	$1,414	$2,345

Supplemental non-cash financing activities:
Fair value of warrants issued	$—	$23,532

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), which was filed with the Securities Exchange Commission (the “SEC”) on June 14, 2019 and may also be found on the Company’s website (www.delcath.com). In these notes to the condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

Liquidity and Operating Matters

The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and expects to continue incurring losses for the next several years. These losses, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2019 and 2018; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report filed for the fiscal year ended December 31, 2018.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). ASU 2018-02 allows a company to elect a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-02 is effective for periods beginning after December 15, 2018.  Upon adoption of ASU 2018-02, the Company did not elect to reclassify the tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings, as the stranded tax effects were insignificant.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) effective January 1, 2019, electing the practical expedients and applying the transition provisions as of the effective date. Reporting periods beginning on or after January 1, 2019 are presented under Topic 842, while prior period amounts, as reported under previous GAAP, were not adjusted. The adoption of Topic 842 on January 1, 2019 did not have a significant impact on the Company’s consolidated results of operations or cash flows.

(2)	Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheets. Restricted cash does not include required minimum balances.

Cash, cash equivalents, and restricted cash balances were as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$352	$2,516
Letters of credit	1,012	1,012
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$1,414	$3,578

(3)	Inventories

Inventories consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Raw materials	$307	$358
Work-in-process	380	500
Total inventories	$687	$858

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Insurance premiums	$175	$140
Sublease income	127	—
Financing costs	80	—
Security deposit	50	51
Income tax and VAT receivable	31	579
Other[1]	201	128
Total prepaid expenses and other current assets	$664	$898

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at June 30, 2019 and December 31, 2018.

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,	Estimated
(in thousands)	2019	2018	Useful Life
Buildings and land	$589	$589	30 years - Buildings
Enterprise hardware and software	1,742	1,742	3 years
Leaseholds	1,700	1,701	Lesser of lease term or estimated useful life
Equipment	1,003	1,002	7 years
Furniture	198	198	5 years
Property, plant and equipment, gross	5,232	5,232
Accumulated depreciation	(4,427)	(4,307)
Property, plant and equipment, net	$805	$925

Depreciation expense for the three and six months ended June 30, 2019 was approximately $0.1 million and $0.1 million, respectively as compared to approximately $0.1 million and $0.2 million, respectively, for the same periods in 2018.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
(in thousands)	2019	2018
Compensation, excluding taxes	$3,469	$1,785
Clinical trial expenses	4,289	4,530
Interest payable	731	402
Other[1]	630	1,247
Total accrued expenses	$9,119	$7,964

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at June 30, 2019 and December 31, 2018.

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

The following table summarizes the Company’s operating and financing leases as of and for the six months ended June 30, 2019:

(in thousands)	U.S.	Ireland	Total
Lease cost
Operating lease cost	$475	$112	$587
Financing lease cost	19	—	19
Sublease income	(215)	(93)	(308)
Total	$279	$19	298

Other information
Operating cash flows out from operating leases	(516)	(112)	(628)
Operating cash flows in from operating leases	215	93	308
Operating cash flows from financing leases	(24)	—	(24)
Right-of-use assets exchanged for new operating lease liabilities	874	—	874
Weighted average remaining lease term	1.7	2.1
Weighted average discount rate - operating leases	8%	8%

           Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(in thousands)	U.S.	Ireland	Total
Six months ended December 31, 2019	$472	$107	$579
Year ended December 31, 2020	936	213	1,149
Year ended December 31, 2021	190	124	314
Total	1,598	444	2,042
Less present value discount	(108)	(36)	(144)
Operating lease liabilities included in the condensed consolidated balance sheets at June 30, 2019	$1,490	$408	$1,898

(8)	Outstanding Debt

On April 19, 2019, April 26, 2019, May 9, 2019 and May 23, 2019, the Company issued 8% senior secured notes (collectively, the “2019 Notes”) in the aggregate principal amount of $3.3 million, to two institutional investors. The 2019 Notes bore interest at the rate of 8% per annum and were to mature on the six month anniversary of issuance in each case. The 2019 Notes were not convertible. The 2019 Notes contained standard events of default and remedies and are secured by a lien on the Company’s assets. The 2019 Notes were exchanged as part of the recent equity financing discussed further in Note 14 and are no longer outstanding.

In March 2019, the Company exchanged all issued and outstanding shares of its Series D Preferred Stock (having an aggregate stated value of $1,160,000) and received $400,000 in cash proceeds in exchange for a senior secured promissory note (the “March 2019 Note”) in the principal amount of $1,560,000. The March 2019 Note bore interest at the rate of 8% per annum, and were to mature on April 1, 2020, and was not convertible. The principal is recognized in notes payable on the Condensed Consolidated Balance Sheet. The March 2019 Note was exchanged as part of the recent equity financing discussed further in Note 14 and is no longer outstanding.

On June 4, 2018, July 21, 2018, August 29, 2018, and September 21, 2018, the Company issued 8% senior secured convertible notes (collectively, “the 2018 Notes”) in the aggregate principal amount of $9.4 million to several institutional investors. The 2018 Notes bore interest at the rate of 8% per annum and had maturity dates between December 2018 and March 2021. The 2018 Notes were initially convertible and secured pursuant to a Security Agreement which created a first priority security interest in all of the personal property (other than Excluded Collateral as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future. In March 2019, the Company amended the June 2018, July 2018 and August 2018 Notes to make them non-convertible. There was no impact to the financial statements. In April 2019, the Company received notices of default from the investors in the 2018 Notes which resulted in a 25%, or $1.1 million, increase in principal and an increase in the interest rates from 8% to 18%. The 2018 Notes were exchanged as part of the recent equity financing discussed further in Note 14 and are no longer outstanding.

The following tables provide a summary of the various notes issued at June 30, 2019 and December 31, 2018:

(in millions)	Conversion price	Current interest rate	Principal	Unamortized discount	Carrying value
Short term convertible notes payable
8.0% 2018 Notes	$1.75	18%	$0.6	(0.1)	$0.5

Short term notes payable
8.0% 2018 Notes	—	18%	5.0	(0.1)	4.9
8.0% 2019 Notes	—	8%	4.9	—	4.9
			9.9	(0.1)	9.8
Balance at June 30, 2019			$10.5	$(0.2)	$10.3

(in millions)	Interest rate	Conversion price	Principal	Unamortized discount	Carrying value
December 4, 2018	8.0%	$1.75	$1.7	$—	$1.7
March 1, 2019	8.0%	$1.75	0.6	(0.5)	0.1
March 21, 2019	8.0%	$1.75	0.4	(0.2)	0.2
December 4, 2019	8.0%	$1.75	0.9	(0.9)	—
March 1, 2020	8.0%	$1.75	0.8	(0.8)	—
March 21, 2020	8.0%	$1.75	0.1	(0.1)	—
Balance at December 31, 2018			$4.5	$(2.5)	$2.0

(9)	Stockholders’ Equity

Preferred Stock Issuances

Series D Preferred Stock

On November 5, 2018, the Company’s Board authorized the establishment of a new series of preferred stock designated as Series D Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock. On March 29, 2019, the Company exchanged all issued and outstanding shares of its Series D Preferred Stock (having an aggregate stated value of $1,160,000) and received $400,000 in cash proceeds in exchange for the issuance of the March 2019 Notes. Please see the discussion under Note 8 above.

Common Stock Issuances

During the six months ended June 30, 2019 the Company issued 7.9 million shares of the Company’s common stock pursuant to the exercise of Pre-Funded Series D Warrants that were issued in connection with the 2018 Notes discussed in Note 8 above.

Warrant Exchange

In April 2019, the Company entered into an exchange agreement with an institutional investor with respect to warrants held by such investor (the “February 2018 Warrants”). The February 2018 Warrants were issued to several institutional investors as part of the Company’s February 2018 sale of the Company’s common stock and the issuance of warrants to purchase common shares. Pursuant to the exchange agreement, the Company issued 64,000 shares of the Company’s common stock (the “Exchange Shares”) in exchange for the February 2018 Warrants. The exchange resulted in a loss of approximately $6,000 which is recognized in the statement of operations.

Share-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares reserved for issuance under the Plan is 1,500,000.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair value on the dates of grant. As of June 30, 2019, the Plan had approximately 333,333 shares available for grant.

The following is a summary of stock option activity under the Plan for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	—
Granted	1,250,000	0.28
Exercised	—
Cancelled/Forfeited	(83,333)	0.28
Outstanding at June 30, 2019	1,166,667	$0.28	8.8	$—
Exercisable at June 30, 2019	399,998	$0.28	9.2	$—

The following weighted average assumptions were used to compute the fair value of stock options granted during the six months ended June 30, 2019:

Six months ended June 30, 2019
Dividend yield	N/A
Expected volatility	147.6%
Weighted average risk-free interest rate	2.6%
Weighted average expected life (in years)	5.5
Weighted average grant date fair value	$0.259

At June 30, 2019, there was approximately $0.2 million of total unrecognized compensation expense related to non-vested share-based compensation awards under the plans for employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 0.6 years. For the three and six months ended June 30, 2019, the Company recognized share-based compensation expense of approximately $75,000 and $133,000 in the statement of operations, respectively.  For the same periods in 2018, the Company recognized share-based compensation income of approximately $140,000 and $121,000 in the statement of operations, respectively.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Selling, general and administrative	$58	$(71)	$106	$(58)
Research and development	17	(69)	27	(63)
Total	$75	$(140)	$133	$(121)

Warrants

The following is a summary of warrant activity for the six months ended June 30, 2019:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2018	65,685,269	$0.01 - $10.00	$0.22	5.75
Exercised	(7,898,853)		0.01
Exchanged	(64,000)
Outstanding at June 30, 2019	57,722,416	$0.01 - $10.00	$0.23	5.24

(10)	Fair Value Measurements

The table below presents the activity within Level 3 of the fair value hierarchy for the six months ended June 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2018	$33
Total change in the liability included in earnings	(17)
Reclass from liability to equity	(7)
Balance at June 30, 2019	$9

At June 30, 2019, the Company had a total of 125,000 February 2018 Warrants outstanding. As discussed in Part II – Item 1 “Legal Proceedings” and in Note 12 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the February 2018 Warrants were surrendered pursuant to a settlement agreement entered into between the Company and the remaining holders of the February 2018 Warrants on April 18, 2019 and final payment under the settlement was made on July 16, 2019. The fair value of the February 2018 Warrants at June 30, 2019 and December 31, 2018 was determined by using option pricing models with the following assumptions:

	June 30,	December 31,
	2019	2018
Expected life (in years)	4.50	1.13 - 5.11
Expected volatility	163.6%	145.7% - 265.3%
Risk-free interest rates	1.8%	2.5% - 2.6%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1		Level 2		Level 3		Total
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$9	$33	$9	$33

For the periods ended June 30, 2019 and December 31, 2018, there were no transfers in or out of Level 1, 2 or 3 inputs.

(11)	Net Loss per Common Share

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

	June 30,
(in thousands, except share data)	2019	2018
Net (loss) income - basic	$(13,853)	$527
Adjustment for gain on warrant income	—	(619)
Net loss - diluted	$(13,853)	$(92)

Weighted average shares outstanding - basic*	72,069,390	788,512
Weighted average shares outstanding - diluted*	72,069,390	799,430

Net loss per share - basic*	$(0.19)	$0.67
Net loss per share - diluted*	$(0.19)	$(0.12)

*reflects a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

At June 30, 2019, the Company had 53.4 million pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2019:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Weighted average shares issued	17,910,886	18,676,912
Weighted average pre-funded warrants	53,392,478	53,392,478
Weighted average shares outstanding	71,303,364	72,069,390

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2019 and 2018 because their effects would be anti-dilutive:

	June 30,
	2019	2018
Stock options	1,166,667	—
Common stock warrants - equity	4,202,909	—
Common stock warrants - liability	125,029	2,116,296
Assumed conversion of convertible notes	335,697	1,116,255
Total	5,830,302	3,232,551

(12)	Taxes

As discussed in Note 14 Income Taxes to the Consolidated Financial Statements included in the Company’s Annual Report filed for the fiscal year ended December 31, 2018, the Company has a valuation allowance against the full amount of its net deferred tax assets.   The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in its balance sheet.

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 14 Income Taxes to the Consolidated Financial Statements included in the Company’s Annual Report filed for the fiscal year ended December 31, 2018.

(13)	Commitment and Contingencies

As previously reported, on March 26, 2019, the Company commenced an action (the “Action”) in the Commercial Division of the Supreme Court for the State of New York, County of New York, captioned Delcath Systems, Inc., v. Iroquois Capital Investment Group LLC, Iroquois Master Fund Ltd., L1 Capital Global Opportunities Master Fund and First Fire Global Opportunities Fund LLC (Index No. 651749/2019). The Action sought expedited equitable relief in the form of reformation and a declaratory judgement to remedy a scrivener’s error made in connection with the Series D Warrants issued in the Company’s February 2018 public offering such that those warrants did not contain a price and quantity ratchet upon a sale of Company securities at a price lower than the offering price in the offering. The defendant, L1 Capital Global Opportunities Master Fund, settled with the Company by exchanging its Series D Warrants for the Company’s common stock on a one-for-one basis, which is the same ratio for which other investors in the February 2018 round exchanged their Series D Warrants in December 2018. The Company and the remaining defendants in the Action, Iroquois Capital Investment Group LLC, Iroquois Master Fund Ltd. and First Fire Global Opportunities Fund LLC, entered into a settlement agreement on April 18, 2019 pursuant to which such defendants surrendered their Series D Warrants and waived all rights granted to them by or in connection with the Series D Warrants and all rights afforded to them to participate in the Company’s future common stock offerings.  In consideration therefor, pursuant to the settlement agreement, (i) the Company paid one-fifth of the reasonable fees and expenses of defendants’ counsel incurred in connection with the Action and negotiation of the settlement agreement, the total of which shall not exceed $50,000 (the “Settlement Fees”) and (ii) subject to the Company securing and closing certain contemplated financing, the Company agreed to pay to the defendants $400,000 and the remaining Settlement Fees. On July 17, 2019, the Company paid the amount of $440,000 to the defendants pursuant to the settlement agreement from the net proceeds received by the Company in the closing of a private placement transaction discussed in Note 14 below. No amounts remain payable under the settlement and the Action is now fully settled.

On May 9, 2018, the Company received a Demand Letter from a vendor for an outstanding balance owed at that time of $2.1 million. The Company has worked with the vendor since that time to establish a payment plan for the balance owed.

(14)	Subsequent Events

Debt Issuances

On June 6, 2019, the Company entered into an agreement with two institutional investors, pursuant to which the investors agreed to transfer and surrender to the Company for cancellation of warrants to purchase 3.9 million shares of the Company’s common stock (the “Series D Warrants”) and warrants to purchase 53.4 million shares of the Company’s common stock (the “Pre-Funded Series D Warrants”). Under the terms of the Purchase Agreement, the investors agreed to defer the payment of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants and, accordingly, the Company agreed to sell and issue to the investors 8% Senior Secured Promissory Notes in an aggregate principal amount of $2 million in full payment and satisfaction of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants. This agreement was effective upon the closing of the Company’s Private Placement discussed below.

Equity Financing

On July 11, 2019, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company sold to investors an aggregate of 20,000 shares of Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”) at a price of $1,000 per share and a warrant (a “2019 Warrant”) to purchase a number of shares of common stock of the Company, equal to the number of shares of common stock issuable upon conversion of the Series E Preferred Stock purchased by the investor (the “Private Placement”).  Each 2019 Warrant has an exercise price of $0.06, subject to adjustment in accordance with the terms of the 2019 Warrants, and is exercisable at any time beginning on the date that the Company effects a reverse stock split until 5:00 p.m. (NYC time) on the fifth anniversary of the date of the reverse stock split.  The Company received gross proceeds from the Private Placement of $20.0 million, before deducting cash fees in the amount of $1.4 million payable to Roth Capital Partners, LLC (“Roth”) for serving as placement agent and cash fees in the amount of $0.6 million payable to Roth for serving as placement agent for certain prior securities offerings by the Company, and other transaction costs, fees and expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Delcath Systems, Inc. (“Delcath” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of included in the Company’s Annual Report for the fiscal year ended December 31, 2018 to provide an understanding of its results of operations, financial condition and cash flows.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2019 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending June 30, 2019 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report for the fiscal year ended December 31, 2018  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this report as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s Annual Report for the fiscal year ended December 31, 2018.

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

Intrahepatic Cholangiocarcinoma

Hepatobiliary cancers include HCC and ICC and are among the most prevalent and lethal forms of cancer. According to GLOBOCAN, an estimated 78,500 new cases of hepatobiliary cancers are diagnosed in the United States and Europe annually. According to the ACS, approximately 42,030 new cases of these cancers are expected to be diagnosed in the United States in 2019, leading to approximately 31,780 deaths.

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

Prior United States Regulatory Experience

In August 2012 we submitted a New Drug Application (“NDA”) under Section 505(b)(2) of the Federal Food Drug Cosmetic Act (FFDCA) seeking an indication for the percutaneous intra-arterial administration of melphalan for use in the treatment of patients with metastatic melanoma in the liver, subsequently amended to ocular melanoma metastatic to the liver. Data submitted to the Food and Drug Administration (FDA) included the early clinical trial versions of the system, along with early clinical procedure techniques based on research conducted between 2005 and 2010. A full discourse of this NDA submission, including the outcome of an ODAC panel on May 2, 2013 and the FDA’s issuance of a Complete Response Letter, in September 2013, is provided in our Annual Report for the fiscal year ended December 31, 2018.

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

The amendment invalidated the prior Special Protocol Assessment (“SPA”) agreement for the prior version of the trial. Full details of the registration clinical trial are available at www.clinicaltrials.gov.

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

With the objective of identifying an efficacy signal worthy of further clinical investigation now met, we have terminated enrollment in our Phase 2 program and have closed the Phase 2 trials in order to focus available resources on the FOCUS Trial and the ALIGN Trial.

Clinical trials are long, expensive and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator treatment or required prior therapy. A substantial portion of the Company’s operating expenses consist of research and development expenses incurred in connection with its clinical trials. See the Company’s consolidated financial statements included in Item 8 of its Annual Report for the fiscal year ended December 31, 2018.

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

Recent Data Presentations

In July 2019 we announced that results from a single-institution retrospective study conducted by University Hospital of Tubingen in Germany on the use of the Delcath Hepatic CHEMOSAT® Delivery System to treat patients with metastatic ocular melanoma with liver metastases were published in the journal Cancer Imaging.

The study, Chemosaturation with percutaneous hepatic perfusion of melphalan for liver dominant metastatic uveal melanoma: a single center experience, by Dr. Christoph Artzner, et al, evaluated the safety and efficacy of PHP® therapy in 16 patients with unresectable liver metastases from ocular melanoma treated with CHEMOSAT between June 2015 and December 2018. Tumor response was evaluated following each PHP treatment using Response Evaluation Criteria in Solid Tumors, and serious adverse events (“SAEs”) were evaluated using Common Criteria for Adverse Events.

The 16 patients underwent a total of 28 PHP treatments. Results of the study in the 15 evaluable patients showed that after the first PHP treatment, nine patients (60%) had a partial response (PR), five patients (33%) stable disease, and one patient (7%) had progressive disease for an initial disease control rate of 93%. Median progression free survival (PFS) after the first treatment was 11.1 months. Six patients received a second PHP treatment, three patients received three treatments, and a single patient received six treatments. Median overall survival (OS) was 27.4 months.

Safety analysis showed that grade three SAEs were observed in 14% of treatments, and these were anemia, leukopenia and thrombocytopenia. The sole grade four SAE observed was in one patient who suffered a cardiac arrest during the first PHP treatment and was removed from the study. Subsequent evaluation discovered this patient had coronary artery occlusion which was successfully treated. Retrospective evaluation of this patient’s pre-procedure imaging revealed signs of coronary artery disease, and investigators subsequently modified their screening procedures for cardiovascular risk factors.  Investigators stated that most SAEs were grade one or two and that 5% of the reported grade three and four SAEs required additional intervention.

Investigators concluded that for patients with liver-dominant metastatic uveal melanoma, treatment with PHP Therapy had “observed rates for OS and PFS that exceeded the reported outcomes for traditional systemic treatment.” Investigators stated that SAEs were frequent, but most did not require additional intervention, and that care should be taken in patients with suspected coronary heart disease.

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

During the quarter ended June 30, 2019 we continued to work closely with medac on advancement of the commercialization of CHEMOSAT in Europe. Medac has remained supportive during the first half of this year and is confident in the opportunities for CHEMOSAT in Europe.

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

Recent Events

Private Placement

On July 11, 2019, the Company and certain accredited investors entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold to investors an aggregate of 20,000 shares of Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”), having the rights and privileges described in the Company’s certificate of designations for such Series E Preferred Stock, at a price of $1,000 per share (the “Private Placement”).  Pursuant to the Securities Purchase Agreement, the Company also issued to each Investor a warrant (a “2019 Warrant”) to purchase a number of shares of common stock of the Company equal to the number of shares of common stock issuable upon conversion of the Series E Preferred Stock purchased by the investor.  Each 2019 Warrant has an exercise price of $0.06, subject to adjustment in accordance with the terms of the 2019 Warrants (the “Exercise Price”), and is exercisable at any time beginning on the date that the Company effects a reverse stock split until 5:00 p.m. (NYC time) on the fifth anniversary of the date of the reverse stock split. The Company received gross proceeds from the Private Placement of $20.0 million, before deducting cash fees in the amount of $1.4 million payable to Roth Capital Partners, LLC (“Roth”) for serving as placement agent and cash fees in the amount of $0.6 million payable to Roth for serving as placement agent for certain prior securities offerings by the Company, and other transaction costs, fees and expenses payable by the Company.

Board of Directors

On July 24, 2019, the Board appointed John R. Sylvester to fill the vacancy on the Board created by the resignation of Simon Pedder, such appointment was effective immediately. Mr. Sylvester is currently serving as Chief Commercial Officer of BTG plc, an international specialist healthcare company that develops and commercializes products targeting critical care, cancer and other disorders.  Mr. Sylvester joined BTG in 2011 and has had roles leading both BTG’s Interventional Oncology and Interventional Vascular businesses as well as a period as Chief Development Officer accountable for Strategy, M&A and Market access.  Mr. Sylvester has been involved in several significant business turn-arounds as well as establishing new innovative healthcare technologies as the standard of care.  His previous leadership positions include Managing Director at Biocompatibles PLC, Vice President Marketing, European Medicines Delivery at Baxter International Inc., and General Manager, Europe and Asia at Imerys SA.

Results of Operations for the three and six months ended June 30, 2019; Comparisons of Results of Operations for Three and six months ended June 30, 2018

Three months ended June 30, 2019 and June 30, 2018

Revenue

The Company recorded approximately $0.2 million in revenue related to product sales for the three months ended June 30, 2019 and $0.9 million in revenue related to product sales for the three months ended June 30, 2018. The decrease was slightly offset by $0.2 million in other revenue. Other revenue and the decrease in product revenue are both related to the Company entering into a licensing agreement with medac as discussed further in the Market Access and Commercial Clinical Adoption section above.

Cost of Goods Sold

For the three months ended June 30, 2019, the Company recorded cost of goods sold of approximately $0.2 million compared to $0.2 million for the three months ended June 30, 2018. The decrease of approximately $50,000 is related to an adjustment in the allocation of expenses into COGS during 2019.

Selling, General and Administrative Expenses

For the three months ended June 30, 2019 and 2018, selling, general and administrative expenses were $2.7 million and $2.6 million, respectively. The increase for the three months ended June 30, 2019 is primarily related to expenses related to the litigation discussed further in Part 2, Item 1. Legal Proceedings and non-cash equity compensation expense.

Research and Development Expenses

For the three months ended June 30, 2019 and 2018, research and development expenses decreased to $1.7 million from $4.1 million. The decrease was primarily due a reduced rate of enrollment and related professional services related to the ongoing accrual of the Company’s Phase 3 FOCUS trial which is discussed in further detail in the Active Clinical Development Program section above. The reduction is related to the cash constraints the Company experienced during the first half of 2019.

Change in the fair value of the warrant liability

For the three months ended June 30, 2019 the change in the fair value of the warrant liability was approximately $10,000 as compared to $2.5 million for the three months ended June 30, 2018. The decrease of $2.5 million is due to the reclassification of certain warrants from liability to equity in 2018 and the continued mark-to-market adjustments to the remaining Warrant liability as discussed in more detail in Note 10 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Other Income/Expense

Other expense and interest expense are primarily related to the amortization of debt discounts discussed in Note 8 of the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as foreign currency exchange gains and losses.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the three months ended June 30, 2019 of $6.0 million, a decrease of $0.7 million, or 10.5%, compared to net loss of $6.7 million for the same period in 2018. This increase in net loss is primarily due to a  $2.4 million decrease in operating expenses, and a $1.8 million change in non-cash expense items including the fair value of the warrant liability, loss on the issuance of financial instruments and interest expense.

Six months ended June 30, 2019 and June 30, 2018

Revenue

The Company recorded approximately $0.3 million in revenue related to product sales for the six months ended June 30, 2019 and $1.6 million in revenue related to product sales for the six months ended June 30, 2018. The decrease was slightly offset by $0.4 million in other revenue. Other revenue and the decrease in product revenue are both related to the Company entering into a licensing agreement with medac as discussed further in the Market Access and Commercial Clinical Adoption section above.

Cost of Goods Sold

For the six months ended June 30, 2019, the Company recorded cost of goods sold of approximately $0.3 million compared to $0.4 million for the six months ended June 30, 2018. The decrease is related to is related to an adjustment in the allocation of expenses into COGS during 2019.

Selling, General and Administrative Expenses

For the six months ended June 30, 2019 and 2018, selling, general and administrative expenses were $5.2 million and $5.0 million, respectively. The increase for the six months ended June 30, 2019 is primarily related to expenses related to the litigation discussed further in Part 2, Item 1. Legal Proceedings and non-cash equity compensation expense.

Research and Development Expenses

For the six months ended June 30, 2019 and 2018, research and development expenses decreased to $5.0 million from $9.8 million. The decrease was primarily due a reduced rate of enrollment and related professional services related to the ongoing accrual of the Company’s FOCUS trial which is discussed in further detail in the Active Clinical Development Program section above. The reduction is related to the cash constraints the Company experienced during the first half of 2019.

Change in the fair value of the warrant liability

For the six months ended June 30, 2019 the change in the fair value of the warrant liability was approximately $10,000 as compared to $17.2 million for the six months ended June 30, 2018. The decrease of $17.2 million is due to the reclassification of certain warrants from liability to equity in 2018 and the continued mark-to-market adjustments to the remaining Warrant liability as discussed in more detail in Note 10 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Other Income/Expense

Other expense and interest expense are primarily related to the amortization of debt discounts discussed in Note 8 of the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as foreign currency exchange gains and losses.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the six months ended June 30, 2019 of $13.9 million, a decrease of $14.4 million compared to net income of $0.5 million for the same period in 2018. This increase in net loss is primarily due to a $17.2 million change in the fair value of the warrant liability, a non-cash item, a $4.6 million decrease in operating expenses and a $0.8 decrease in gross profits.

Liquidity and Capital Resources

The Company’s capital resources as of June 30, 2019 were not sufficient to fund planned operations during 2019. However, subsequent to June 30, 2019 the Company closed on a $20.0 million private placement which will fund the Company through 2019. See Note 14 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for a discussion of these subsequent events.

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

At June 30, 2019, the Company had cash, cash equivalents and restricted cash totaling $1.4 million, as compared to cash, cash equivalents and restricted cash totaling $3.6 million at December 31, 2018 and $2.3 million at June 30, 2018. During the three and six months ended June 30, 2019 and 2018, the Company used $6.0 million and $9.3 million respectively, of cash in its operating activities.

Our condensed consolidated financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to Ocular Melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements and public offerings of its securities in each of 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, 2016, 2018 and 2019, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by the private placement of convertible notes in 2016 and 2018, and, most recently, on July 15, 2019, the Company raised $20.0 million in the closing of a private placement of convertible preferred stock and warrants to purchase common stock. For a detailed discussion of the Company’s various sales of debt and equity securities see Notes 8, 9, and 14 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q as well as Notes 10 and 11 to the Company’s audited consolidated financial statements contained in its Annual Report for the fiscal year ended December 31, 2018.

In October 2018, the Company filed a registration statement on Form S-3 with the SEC, which was declared effective on December 21, 2018 and allowed the Company to offer and sell, from time to time in one or more offerings, up to $100.0 million of common stock, preferred stock, warrants, debt securities and stock purchase contracts as it deems prudent or necessary to raise capital at a later date. The Company has lost its Form S-3 eligibility due to the late filing of its Annual Report for the year ended December 31, 2018.

The Company intends to use the net proceeds from any future offerings for general corporate purposes, including, but not limited to, funding of clinical trials, obtaining regulatory approvals, commercialization of its products, capital expenditures and working capital.

Application of Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  Certain accounting policies have a significant impact on amounts reported in the financial statements.  A summary of those significant accounting policies can be found in Note 3 to the Company’s audited consolidated financial statements contained in its Annual Report for the fiscal year ended December 31, 2018.

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

In February 2018, the Company completed the sale of 424,000 shares of its common stock and the issuance of warrants to purchase 1.0 million common shares (the “February 2018 Warrants”) pursuant to a placement agent agreement. The Company received net proceeds of $4.6 million, with cash proceeds after related expenses from this transaction of $4.3 million. The Company allocated an estimated fair value of $18.3 million to the February 2018 Warrants. The exercise price is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock. The exercise price of the warrants is also subject to anti-dilution adjustments for any issuance of common stock or rights to acquire common stock for consideration per share less than the exercise price of the warrants. For purposes of these adjustments, dilutive issuances do not include securities issued under existing instruments, under board-approved equity incentive plans or in certain strategic transactions. At June 30, 2019, the February 2018 Warrants had an exercise price of $10.00 per share with 125,000 warrants outstanding. The February 2018 Warrants have a six-year term and are not exercisable until the first anniversary of issuance.

The proceeds allocated to the February 2018 Warrants were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. As discussed in Part II – Item 1 “Legal Proceedings” and in Note 12 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the February 2018 Warrants were surrendered pursuant to a settlement agreement entered into between the Company and the holders of the February 2018 Warrants on April 18, 2019 and settled on July 16, 2019. The fair value of the Warrants at June 30, 2019 was determined by using option pricing models assuming the following:

	June 30,	December 31,
	2019	2018
Expected life (in years)	4.50	1.13 - 5.11
Expected volatility	163.6%	145.7% - 265.3%
Risk-free interest rates	1.8%	2.5% - 2.6%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of June 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Delcath’s Annual Report for the fiscal year ended December 31, 2018, in Part 1 – Item 1A. Risk Factors, contains a detailed discussion of factors that could materially adversely affect our business, operating results and/or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

On April 15, 2019, the Company received a notice of default from Discover Fund with respect to various unspecified defaults under its promissory notes issued to Discover on June 4, 2018, July 20, 2018, August 31, 2018 and March 28, 2019 (the “Notes”). The notice states that Discover has opted to accelerate the Notes at the Default Amount (as defined in the Notes). The outstanding principal prior to the notice of default was $5.6 million. The Notes were subsequently assigned to Rosalind Master Fund LP by Discover Growth Fund and Discover Growth Fund, LLC. Thereafter, on July 16, 2019, as agreed upon between the Company and Rosalind Master Fund LP and Rosalind Opportunities Fund I LP, the Notes were exchanged for Series E Convertible Preferred Stock and new warrants to purchase Common Stock subsequent to the closing of the private placement transaction discussed in Note 14 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

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

August 8, 2019	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)