Form 10-Q
period 2019-09-30
DELCATH SYSTEMS, INC.
filed 2019-11-14
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(212) 489-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	DCTH	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

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

As of November 14, 2019, 21,977,808 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$15,334	$2,516
Restricted cash	181	1,062
Accounts receivables, net	12	585
Inventories	736	858
Prepaid expenses and other current assets	864	898
Total current assets	17,127	5,919
Property, plant and equipment, net	756	925
Right-of-use assets	1,012	—
Total assets	$18,895	$6,844

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$4,871	$7,715
Accrued expenses	6,537	7,964
Convertible notes payable, net of debt discount	—	2,038
Lease liabilities, current portion	656	—
Warrant liability	20,410	33
Total current liabilities	32,474	17,750
Deferred revenue	2,890	3,405
Lease liabilities, long-term portion	356	—
Convertible notes payable, long-term	2,000	—
Other non-current liabilities	—	628
Total liabilities	37,720	21,783

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $.01 par value; 10,000,000 shares authorized; 42,082 and 101 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized; 18,277,807 and 10,299,954 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively*	183	103
Additional paid-in capital	364,567	328,962
Accumulated deficit	(383,664)	(344,054)
Accumulated other comprehensive income	89	50
Total stockholders' deficit	(18,825)	(14,939)
Total liabilities and stockholders' deficit	$18,895	$6,844

*reflects a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Product revenue	$216	$824	$528	$2,384
Other revenue	164	—	535	—
Cost of goods sold	(172)	(233)	(440)	(600)
Gross profit	208	591	623	1,784

Operating expenses:
Selling, general and administrative	4,002	2,279	9,204	7,286
Research and development	1,778	4,106	6,789	13,886
Total operating expenses	5,780	6,385	15,993	21,172
Operating loss	(5,572)	(5,794)	(15,370)	(19,388)

Change in fair value of the warrant liability, net	434	1,198	451	18,407
Loss on debt extinguishment	—	(1,123)	—	(1,123)
Loss on issuance of financial instrument	(1,714)	—	(1,721)	(2,826)
Interest expense	(671)	(3,151)	(4,735)	(3,402)
Other income (expense)	4	(10)	4	(21)
Net (loss) income	$(7,519)	$(8,880)	$(21,371)	$(8,353)
Other comprehensive (loss) income:
Foreign currency translation adjustments	89	105	39	63
Total other comprehensive (loss) income	$(7,430)	$(8,775)	$(21,332)	$(8,290)

Common share data:
Basic (loss) income per common share*	$(0.41)	$(0.25)	$(1.32)	$(0.60)
Diluted loss per common share*	$(1.41)	$(0.25)	$(2.45)	$(0.64)

Weighted average number of basic shares outstanding*	18,277,807	35,859,866	16,166,307	13,888,577
Weighted average number of diluted shares outstanding*	18,277,807	35,859,866	16,166,307	13,888,587

*reflects a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2019	10,299,954	$103	101	$—	$328,962	$(344,054)	$50	$(14,939)
Compensation expense for issuance of stock options	—	—	—	—	54	—	—	54
Compensation expense for issuance of restricted stock	15,000	—	—	—	4	—	—	4
Issuance of Series D Preferred Stock	—	—	15	—	150	—	—	150
Retirement of Series D Preferred Stock	—	—	(116)	—	(1,160)	—	—	(1,160)
Exercise of Pre-Funded Series D Warrants	4,119,500	41	—	—	(41)	—	—	—
Net loss	—	—	—	—	—	(7,894)	—	(7,894)
Total comprehensive loss	—	—	—	—	—	—	7	7
Balance at March 31, 2019	14,434,454	$144	—	$—	$327,969	$(351,948)	$57	$(23,778)
Compensation expense for issuance of stock options	—	—	—	—	75	—	—	75
Exercise of Pre-Funded Series D Warrants	3,779,353	38	—	—	(39)	—	—	(1)
Exchange of warrants	64,000	1	—	—	13	—	—	14
Net loss	—	—	—	—	—	(5,959)	—	(5,959)
Total comprehensive loss	—	—	—	—	—	—	(80)	(80)
Balance at June 30, 2019	18,277,807	$183	—	$—	$328,018	$(357,907)	$(23)	$(29,729)
Compensation expense for issuance of stock options	—	—	—	—	70	—	—	70
Issuance of Series E Preferred Stock	—	—	32,572	—	42,915	(13,340)	—	29,575
Issuance of Series E-1 Preferred Stock	—	—	9,510	—	14,408	(4,898)	—	9,510
Fair value of warrants issued	—	—	—	—	(20,844)	—	—	(20,844)
Net loss	—	—	—	—	—	(7,519)	—	(7,519)
Total comprehensive loss	—	—	—	—	—	—	112	112
Balance at September 30, 2019	18,277,807	$183	42,082	$—	$364,567	$(383,664)	$89	$(18,825)

	Common Stock Issued
	$0.01 Par Value		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2018	263,305	$3	(1)	$(51)	$325,516	$(324,832)	$42	$678
Compensation expense for issuance of stock options	—	—	—	—	7	—	—	7
Compensation expense for issuance of restricted stock	—	—	—	—	14	—	—	14
Sale of common stock, net of expenses	668,854	6	—	—	4,245	—	—	4,251
Fair value of warrants issued	—	—	—	—	(18,306)	—	—	(18,306)
Net income	—	—	—	—	—	7,185	—	7,185
Total comprehensive loss	—	—	—	—	—	—	(34)	(34)
Balance at March 31, 2018	932,159	$9	(1)	$(51)	$311,476	$(317,647)	$8	$(6,205)
Compensation expense for issuance of stock options	—	—	—	—	(47)	—	—	(47)
Compensation expense for issuance of restricted stock	—	—	—	—	(95)	—	—	(95)
Sale of common stock, net of expenses	—	—	—	—	(41)	—	—	(41)
Net income	—	—	—	—	—	(6,658)	—	(6,658)
Total comprehensive loss	—	—	—	—	—	—	(44)	(44)
Balance at June 30, 2018	932,159	$9	(1)	$(51)	$311,293	$(324,305)	$(36)	$(13,090)
Compensation expense for issuance of restricted stock	60,000	1	—	—	115	—	—	116
Sale of common stock, net of expenses	4,667,811	47	—	—	7,020	—	—	7,067
Issuance of pre-funded warrants	—	—	—	—	520	—	—	520
Cashless exercise of warrants	34,467	—	—	—	—	—	—	—
Fair value of warrants issued with convertible notes	—	—	—	—	5,007	—	—	5,007
Fair value of warrants reclassified from liability to equity	—	—	—	—	4,210	—	—	4,210
Beneficial conversion feature of convertible note	—	—	—	—	44	—	—	44
Net income	—	—	—	—	—	(8,880)	—	(8,880)
Total comprehensive loss	—	—	—	—	—	—	141	141
Balance at September 30, 2018	5,694,437	$57	(1)	$(51)	$328,209	$(333,185)	$105	$(4,865)

*reflects a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(21,371)	$(8,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	199	(40)
Restricted stock compensation expense	4	35
Depreciation expense	168	342
Amortization of right of use assets	1,535	—
Warrant liability fair value adjustment	(451)	(18,407)
Non-cash interest income	(23)	(2)
Equitization of expenses	1,474
Loss on issuance of financial instrument	1,715	2,826
Interest expense accrued related to convertible notes	33	—
Debt discount amortization	4,467	3,381
Loss on debt extinguishment	—	1,123
Changes in assets and liabilities:
Prepaid expenses and other assets	43	171
Accounts receivable	564	(60)
Inventories	85	289
Accounts payable and accrued expenses	(4,289)	5,662
Deferred revenue	(360)	—
Interest payments on financing lease	(3)	—
Payments on operating leases	(1,485)	—
Other non-current liabilities	(627)	139
Net cash used in operating activities	(18,322)	(12,894)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2)	(59)
Net cash used in investing activities	(2)	(59)

Cash flows from financing activities:
Net proceeds from the issuance of debt	3,719	—
Net proceeds from sale of Series E Preferred Stock and warrants	26,510
Net proceeds from sale of Series D Preferred Stock	150	—
Principal payments on financing leases	(49)
Net proceeds from sale of common stock and warrants	—	11,797
Net proceeds from convertible debt financing	—	5,727
Net cash provided by financing activities	30,330	17,524
Foreign currency effects on cash, cash equivalents and restricted cash	(69)	80
Net increase in cash, cash equivalents and restricted cash	11,937	4,651

Cash, cash equivalents and restricted cash:
Beginning of period	3,578	5,324
End of period	$15,515	$9,975

Supplemental non-cash financing activities:
Fair value of warrants issued	$20,844	$28,539

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), which was filed with the Securities Exchange Commission (the “SEC”) on June 14, 2019 and may also be found on the Company’s website (www.delcath.com). In these notes to the condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2019 and 2018; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report filed for the fiscal year ended December 31, 2018.

Derivative Financial Instruments

The accounting treatment of derivative financial instruments requires that the Company record financial instruments at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of issuing such instruments the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees. However, the Company has recognized the Series E Preferred Stock and Series E-1 Preferred Stock issued in July 2019 and August 2019 as equity because the agreements related to the issuance of those instruments specifically state that the common shares underlying the Preferred Stock take priority in registration. Additionally, the Company has a sufficient number of authorized shares for the issuance of common shares upon the conversion of the Preferred Stock. The Company did not have sufficient authorized shares to settle the associated warrants and accordingly has classified such warrants as a liability in the accompanying financial statements.

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

Cash, cash equivalents, and restricted cash balances were as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$15,334	$2,516
Letters of credit	131	1,012
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$15,515	$3,578

(3)	Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Raw materials	$351	$358
Work-in-process	350	500
Finished goods	35	—
Total inventories	$736	$858

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Clinical trial expenses	$500	$—
Insurance premiums	54	140
Security deposit	50	51
Income tax and VAT receivable	33	579
Other[1]	227	128
Total prepaid expenses and other current assets	$864	$898

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at September 30, 2019 and December 31, 2018.

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,	Estimated
(in thousands)	2019	2018	Useful Life
Buildings and land	$589	$589	30 years - Buildings
Enterprise hardware and software	1,739	1,742	3 years
Leaseholds	1,687	1,701	Lesser of lease term or estimated useful life
Equipment	1,002	1,002	7 years
Furniture	197	198	5 years
Property, plant and equipment, gross	5,214	5,232
Accumulated depreciation	(4,458)	(4,307)
Property, plant and equipment, net	$756	$925

Depreciation expense for the three and nine months ended September 30, 2019 was approximately $0.1 million and $0.2 million, respectively as compared to approximately $0.1 million and $0.3 million, respectively, for the same periods in 2018.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2019	2018
Compensation, excluding taxes	$3,274	$1,785
Clinical trial expenses	2,590	4,530
Interest payable	33	402
Other[1]	640	1,247
Total accrued expenses	$6,537	$7,964

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at September 30, 2019 and December 31, 2018.

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

The following table summarizes the Company’s operating and financing leases as of and for the nine months ended September 30, 2019:

(in thousands)	U.S.	Ireland	Total
Lease cost
Operating lease cost	$592	$160	$752
Financing lease cost	32	—	32
Sublease income	(215)	(133)	(348)
Total	$409	$27	436

Other information
Operating cash flows out from operating leases	(634)	(160)	(794)
Operating cash flows in from operating leases	215	133	348
Operating cash flows from financing leases	(35)	—	(35)
Right-of-use assets exchanged for new operating lease liabilities	874	—	874
Weighted average remaining lease term	1.4	1.8
Weighted average discount rate - operating leases	8%	8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(in thousands)	U.S.	Ireland	Total
Three months ended December 31, 2019	$129	$51	$180
Year ended December 31, 2020	498	203	701
Year ended December 31, 2021	79	119	198
Total	706	373	1,079
Less present value discount	(40)	(27)	(67)
Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2019	$666	$346	$1,012

(8)	Outstanding Debt

On June 6, 2019, the Company entered into an agreement with two institutional investors, pursuant to which the investors agreed to transfer and surrender to the Company for cancellation of warrants to purchase 3.9 million shares of the Company’s common stock (the “Series D Warrants”) and warrants to purchase 53.4 million shares of the Company’s common stock (the “Pre-Funded Series D Warrants”). Under the terms of the Purchase Agreement, the Company agreed to sell and issue to the investors 8% Senior Secured Promissory Notes in an aggregate principal amount of $2.0 million in full payment and satisfaction of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants. This agreement was effective on July 15, 2019, upon the closing of the Company’s Private Placement discussed further in Note 9. The principal is recognized in Convertible notes payable, long-term on the Condensed Consolidated Balance Sheet.

On April 19, 2019, April 26, 2019, May 9, 2019 and May 23, 2019, the Company issued 8% senior secured notes (collectively, the “2019 Notes”) in the aggregate principal amount of $3.3 million, to two institutional investors. The 2019 Notes bore interest at the rate of 8% per annum and were to mature on the six-month anniversary of issuance in each case. The 2019 Notes were not convertible. The 2019 Notes contained standard events of default and remedies and are secured by a lien on the Company’s assets. The 2019 Notes were exchanged as part of the recent equity financing discussed further in Note 9 and are no longer outstanding.

In March 2019, the Company exchanged all issued and outstanding shares of its Series D Preferred Stock (having an aggregate stated value of $1,160,000) and received $400,000 in cash proceeds in exchange for a senior secured promissory note (the “March 2019 Note”) in the principal amount of $1,560,000. The March 2019 Note bore interest at the rate of 8% per annum, and were to mature on April 1, 2020, and was not convertible. The March 2019 Note was exchanged as part of the recent equity financing discussed further in Note 9 and is no longer outstanding.

On June 4, 2018, July 21, 2018, August 29, 2018, and September 21, 2018, the Company issued 8% senior secured convertible notes (collectively, “the 2018 Notes”) in the aggregate principal amount of $9.4 million to several institutional investors. The 2018 Notes bore interest at the rate of 8% per annum and had maturity dates between December 2018 and March 2021. The 2018 Notes were initially convertible and secured pursuant to a Security Agreement which created a first priority security interest in all of the personal property (other than Excluded Collateral as defined in the Security Agreement) of the Company of every kind and description, tangible or intangible, whether currently owned and existing or created or acquired in the future. In March 2019, the Company amended the June 2018, July 2018 and August 2018 Notes to make them non-convertible. There was no impact to the financial statements. In April 2019, the Company received notices of default from the investors in the 2018 Notes which resulted in a 25%, or $1.1 million, increase in principal and an increase in the interest rates from 8% to 18%. The 2018 Notes were exchanged as part of the recent equity financing discussed further in Note 9 and are no longer outstanding.

The following tables provide a summary of the various notes issued at September 30, 2019 and December 31, 2018:

(in millions)	Conversion price	Current interest rate	Principal
Long term convertible notes payable
8.0% July 2019 Notes	$1,500	8%	$2.0

(in millions)	Interest rate	Conversion price	Principal	Unamortized discount	Carrying value
December 4, 2018	8.0%	$1.75	$1.7	$—	$1.7
March 1, 2019	8.0%	$1.75	0.6	(0.5)	0.1
March 21, 2019	8.0%	$1.75	0.4	(0.2)	0.2
December 4, 2019	8.0%	$1.75	0.9	(0.9)	—
March 1, 2020	8.0%	$1.75	0.8	(0.8)	—
March 21, 2020	8.0%	$1.75	0.1	(0.1)	—
Balance at December 31, 2018			$4.5	$(2.5)	$2.0

(9)	Stockholders’ Equity

Preferred Stock Issuances

Series E and Series E-1 Preferred Stock

On July 11, 2019, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company sold to investors an aggregate of 20,000 shares of Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”) at a price of $1,000 per share and a warrant (a “2019 Warrant”) to purchase a number of shares of common stock of the Company, equal to the number of shares of common stock issuable upon conversion of the Series E Preferred Stock purchased by the investor (the “July 2019 Private Placement”).  The Company received gross proceeds from the July 2019 Private Placement of $20.0 million.

On August 19, 2019, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company sold to investors an aggregate of 9,510 shares of Series E-1 convertible preferred stock, par value $0.01 per share (the “Series E-1 Preferred Stock”) at a price of $1,000 per share and a warrant (a “2019 Warrant”) to purchase a number of shares of common stock of the Company equal to the number of shares of common stock issuable upon conversion of the Series E-1 Preferred Stock purchased by the investor (the “August 2019 Private Placement”). The Company received gross proceeds from the August 2019 Private Placement of $9.5 million.

Each share of Series E Preferred Stock and  Series E-1 Preferred Stock (collectively, the “Preferred Stock”) is convertible at any time at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $0.06, subject to certain limitations and adjustments (the “Conversion Price”). Except for certain adjustments, the holders of the Preferred Stock are entitled to receive dividends on shares of Preferred Stock equal (on an “as converted” basis) to and in the same form as dividends paid on shares of the Common Stock. Any such dividends that are not paid to the holders of the Preferred Stock will increase the stated value. No other dividends will be paid on shares of Preferred

Stock. Each Warrant has an exercise price equal to $0.06, subject to adjustment in accordance with the terms of the Warrants (the “Exercise Price”), and are exercisable at any time beginning on the date that the Company effects a reverse stock split until 5:00 p.m. (NYC time) on the date that is five years following the date that the Company effects a reverse stock split.

The Conversion Price and the Exercise Price may, upon each of (i) the third trading day following the date that the Company effects a reverse stock split, (ii) the date that the initial registration statement to be filed pursuant to the Registration Rights Agreement (as further discussed below) is declared effective by the United States Securities and Exchange Commission (“SEC”), and (iii) in the event that all of the registrable securities (as defined in the Registration Rights Agreement) are not then registered on an effective registration statement, the date that all of the shares underlying the Preferred Stock and Warrants may be sold pursuant to Rule 144, be reduced, and only reduced, to equal the lesser of (x) the then effective Conversion Price or Exercise Price, as applicable, and (y) 90% of the average of the five daily volume weighted average prices of the Common Stock immediately prior to such dates. In the event of a reduction in the Exercise Price, the aggregate number of Warrant Shares shall be increased such that the aggregate Exercise Price of the Warrants on the day immediately following such reduction in the Exercise Price is equal to the aggregate Exercise Price immediately prior to such adjustment. In addition, from the date of issuance of the Preferred Stock and Warrants until such time that the Company’s Common Stock is listed or quoted on a national exchange, the Conversion Price and the Exercise Price are subject to price-based anti-dilution protections.

The Company received net proceeds after expenses of $26.5 million. As discussed further in Note 8, the Company exchanged $11.8 million of debt, interest and Series D Warrants for 11,500 shares of Series E Preferred Stock and related warrants. The Company also exchanged $0.1 million in accounts payables for 149 shares of Series E Preferred Stock and related warrants and issued 923 shares of Series E Preferred Stock and related Warrants to certain investors in exchange for a waiver of rights under exchange agreements signed in December 2018 and March 2019. Of the net proceeds and equitized value received, the Company allocated an estimated fair value of $20.8 million to the 2019 Warrants. As a result of the Series E Preferred Stock and Series E-1 Preferred Stock having an effective conversion price that was lower than the market price on the date of issuance, the Company has recognized a beneficial conversion feature of $18.3 million. Due to the Series E Preferred Stock and Series E-1 Preferred Stock being immediately convertible, the beneficial conversion feature was recognized in full as a deemed dividend.

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

Common Stock Issuances

During the nine months ended September 30, 2019 the Company issued 7.9 million shares of the Company’s common stock pursuant to the exercise of Pre-Funded Series D Warrants that were issued in connection with the 2018 Notes discussed in Note 8 above.

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

Share-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares reserved for issuance under the Plan is 1,500,000.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair value on the dates of grant. As of September 30, 2019, the Plan had approximately 350,000 shares available for grant.

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	—
Granted	1,250,000	$0.28
Exercised	—
Cancelled/Forfeited	(100,000)	0.28
Outstanding at September 30, 2019	1,150,000	$0.28	9.4	$—
Exercisable at September 30, 2019	766,663	$0.28	9.4	$—

The following weighted average assumptions were used to compute the fair value of stock options granted during the nine months ended September 30, 2019:

Nine months ended September 30, 2019
Dividend yield	N/A
Expected volatility	147.6%
Weighted average risk-free interest rate	2.6%
Weighted average expected life (in years)	5.5
Weighted average grant date fair value	$0.259

At September 30, 2019, there was approximately $0.1 million of total unrecognized compensation expense related to non-vested share-based compensation awards under the plans for employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 0.3 years. For the three and nine months ended September 30, 2019, the Company recognized share-based compensation expense of approximately $70,000 and $203,000 in the statement of operations, respectively.  For the same periods in 2018, the Company recognized share-based compensation expense of approximately $116,000 and income of $5,000 in the statement of operations, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Selling, general and administrative	$54	$116	$160	$58
Research and development	16	—	43	(63)
Total	$70	$116	$203	$(5)

Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2019:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2018	65,685,269	$0.01 - $1.00	$0.22	5.75
Issued	701,373,564		0.06
Exercised	(7,898,853)		0.01
Exchanged	(57,786,387)		0.24
Outstanding at September 30, 2019	701,373,593	$0.01 - $0.06	$0.06	5.05

(10)Fair Value Measurements

The table below presents the activity within Level 3 of the fair value hierarchy for the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2018	$33
Total change in the liability included in earnings	(456)
Reclass from liability to equity	(11)
Fair value of warrants issued	20,844
Balance at September 30, 2019	$20,410

At September 30, 2019, the Company had a total of 125,000 February 2018 Warrants outstanding. As discussed in Part II – Item 1 “Legal Proceedings” and in Note 12 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, the February 2018 Warrants were surrendered pursuant to a settlement agreement entered into between the Company and the remaining holders of the February 2018 Warrants on April 18, 2019 and final payment under the settlement was made on July 16, 2019. The fair value of the outstanding warrants at September 30, 2019 and December 31, 2018 was determined by using option pricing models with the following assumptions:

	September 30,	December 31,
	2019	2018
Expected life (in years)	5.0	1.1 - 5.1
Expected volatility	201.8%	145.7% - 265.3%
Risk-free interest rates	1.6%	2.5% - 2.6%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1		Level 2		Level 3		Total
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$20,410	$33	$20,410	$33

For the periods ended September 30, 2019 and December 31, 2018, there were no transfers in or out of Level 1, 2 or 3 inputs.

(11)	Net Loss per Common Share

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2019	2018	2019	2018
Net (loss) income - basic	$(7,519)	$(8,880)	$(21,371)	$(8,353)
Preferred stock dividends	(18,238)	—	(18,238)	—
Adjustment for gain on warrant income	—	(13)	—	(534)
Net loss - diluted	$(25,757)	$(8,893)	$(39,609)	$(8,887)

Weighted average shares outstanding - basic*	18,277,807	35,859,866	16,166,307	13,888,577
Weighted average shares outstanding - diluted*	18,277,807	35,859,866	16,166,307	13,888,587

Net loss per share - basic*	$(0.41)	$(0.25)	$(1.32)	$(0.60)
Net loss per share - diluted*	$(1.41)	$(0.25)	$(2.45)	$(0.64)

*reflects a one-for-five hundred (1:500) reverse stock split effected on May 2, 2018.

As discussed in Note 9, the Series E Preferred Stock and the Series E-1 Preferred Stock were each determined to have a beneficial conversion feature which was accounted for as a deemed dividend.

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2019 and 2018 because their effects would be anti-dilutive:

	September 30,
	2019	2018
Stock options	1,150,000	—
Common stock warrants - equity	—	4,202,909
Common stock warrants - liability	701,373,599	1,000,011
Assumed conversion of Series E and E-1 Preferred Stock	701,373,570	—
Assumed conversion of convertible notes	22,222,222	5,639,318
Total	1,426,119,391	10,842,238

(12)	Taxes

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

Amendments to Registration Rights Agreements

On September 30, 2019, the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock entered into an amendment to those certain registration rights agreements, dated as of July 11, 2019 (effective as of July 15, 2019) (the “July Registration Rights Agreement”) and August 15, 2019 (the “August Registration Rights Agreement”), between the Company and the holders signatory thereto (the “Amendment”). The Amendment extends the applicable deadline for having a registration statement declared effective by the Securities and Exchange Commission (the “SEC”) under certain circumstances from 75 days to 120 days following the date of the July Registration Rights Agreement.

On October 18, 2019, the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock entered into a second amendment (the “Second Amendment”) to those certain registration rights agreements, dated as of July 11, 2019 (effective as of July 15, 2019) and August 15, 2019, in each case as amended on September 30, 2019, between the Company and the holders signatory thereto. The Second Amendment eliminates the deadline to file a pre-effective registration statement amendment within 10 days of the Company’s receipt of comments from the SEC.

On October 29, 2019, the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock and related warrants entered into a third amendment (the “Third Amendment”) to those certain registration rights agreements, dated as of July 11, 2019 (effective as of July 15, 2019) and August 15, 2019, in each case as previously amended on September 30, 2019 and October 18, 2019, between the Company and the holders signatory thereto (collectively, the “Registration Rights Agreements”). The Third Amendment clarifies that the liquidated damages specified in Section 2(d) of the Registration Rights Agreements shall not be payable to any holder whose Registrable Securities, as defined in the Registration Rights Agreements, are fully registered on an effective registration statement on the Effectiveness Date, as defined in the Registration Rights Agreements.

Waiver and Forbearance Agreement

Also on October 29, 2019, the Company entered into a Waiver and Forbearance Agreement (“Waiver”) with Rosalind Master Fund LP and Rosalind Opportunities Fund I LP, holders of its Series E and Series E-1 Convertible Preferred Stock and related warrants (together, “Rosalind”), pursuant to which Rosalind has agreed, among other things, to waive compliance with certain specified terms and conditions under the Registration Rights Agreements and forbear from exercising certain of their rights and remedies related to certain defaults thereunder for the time periods indicated therein.

Reverse Stock Split

Pursuant to the Company’s obligations under the July 2019 Private Placement and the August 2019 Private Placement, the Company presented a proposal for a reverse stock split at its Annual Meeting of Stockholders on September 17, 2019. On the same date, a majority of stockholders of the Company approved a proposal to approve and adopt an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our shares of common stock, $0.01 par value per share, issued and outstanding or reserved for issuance, at a specific ratio within a range from 1-for-50 to 1-for-1,200, inclusive, prior to the first anniversary of stockholder approval of the proposal, and to grant authorization to the Board of Directors to determine, in its sole discretion, whether to effect the reverse stock split, as well as its specific timing and ratio. Also on the same date, the Company’s Board of Directors adopted resolutions to effect as soon as reasonably practicable the reverse split of the issued and outstanding shares of the Common Stock at a ratio of 1-for-100.

On October 17, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, $0.01 par value per share, at a ratio of 1-for-100 to be effective as of October 22, 2019 at 8:30 a.m., New York City time (the “Reverse Stock Split”). The Charter Amendment did not change the par value or any other terms of the common stock.

On October 22, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Correction (the “Certificate of Correction”) to the Charter Amendment, rescinding the Charter Amendment, citing an inaccuracy in Article Third of the Charter Amendment, which states an effective time for the Reverse Stock Split of 8:30 a.m. New York City time on October 22, 2019. Such effective time was based upon the Company’s prior receipt, on October 17, 2019, of confirmation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) that it had completed its review of the Reverse Stock Split, including the effective time, whereupon the Company undertook to effect the Reverse Stock Split by filing the Charter Amendment. On the evening of October 21, 2019, subsequent to the Company’s filing of the Charter Amendment and issuance of a press release on October 18, 2019 announcing the confirmation by FINRA, FINRA notified the Company’s counsel that it was rescinding its prior confirmation. The Certificate of Correction further provides that the Company is currently awaiting FINRA confirmation. When such confirmation is obtained, the Company intends to file a Certificate of Amendment effectuating the Reverse Stock Split. The FINRA review process is still ongoing.

Preferred Stock conversions

From October 1, 2019 through November 14, 2019, the Company issued 3.7 million shares of Common Stock to the holders of Series E and Series E-1 Preferred Stock pursuant to conversion notices submitted by the holders.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended September 30, 2019 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q for the period ending September 30, 2019 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report for the fiscal year ended December 31, 2018  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

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

Since launching CHEMOSAT in Europe, over 750 commercial treatments have been performed at over 25 leading European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine.  In 2017, we announced our first patient to receive eight CHEMOSAT treatments, and have seen the average number of repeat treatments performed on a per patient basis consistently increase.

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

Germany

In October 2015, we announced that the Institut fϋr das Entgeltsystem im Krankenhaus (InEk), the German federal reimbursement agency, established a national Zusatzentgeld (ZE) reimbursement code for procedures performed with CHEMOSAT in Germany. The ZE diagnostic-related group (DRG) code is a national reimbursement code that augments existing DRG codes until a specific new DRG code can be created and will replace the previous Neue Untersuchungs und Behandlungsmethoden (NUB) procedure that required patients in Germany to apply individually for reimbursement of their CHEMOSAT treatment.  With the establishment of a ZE code for CHEMOSAT, the procedure is now permanently represented in the DRG catalog in Germany. Coverage levels under this process are negotiated between hospitals in Germany and regional sickness funds, with coverage levels renegotiated annually.  In 2018 CHEMOSAT was added to the German national treatment guidelines for liver metastases from melanoma.  Inclusion in these guidelines is an important step towards a fixed DRG code for CHEMOSAT in Germany.

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

Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
7,022,097	Method For Treating Glandular Diseases and Malignancies	4/4/2006	Owned	6/24/2023
D708749	Dual Filter	7/8/2014	Owned	7/8/2028
9,314,561	Filter and Frame Apparatus and Method of Use	4/19/2016	Owned	2/7/2034
10,195,334	Filter and Frame Apparatus and Method of Use	2/5/2019	Owned	1/16/2033
9,707,331	Apparatus For Removing Chemotherapy Compounds from Blood	7/18/2017	Owned	9/17/2034
10,098,997	Apparatus For Removing Chemotherapy Compounds from Blood	10/16/2018	Owned	11/7/2032
10,369,264	Apparatus For Removing Chemotherapy Compounds from Blood	8/6/2019	Owned	11/7/2032
9,541,544	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	1/10/2017	Owned	8/28/2033

Patent Applications in the United States
Application No.	Application Title	Filing Date	Owned or Licensed
16/439,620	Apparatus For Removing Chemotherapy Compounds from Blood	6/12/2019	Owned
16/231,486	Filter and Frame Apparatus and Method of Use	12/22/2018	Owned
15/346,239	A Method of Selecting Chemotherapeutic Agents for an Isolated Organ or Regional Therapy	11/8/2016	Owned

Foreign Patents
Patent No.	Title	Issuance Date	Owned or Licensed	Expiration Date
84.098	Dual Filter (Argentina)	6/29/2012	Owned	6/29/2027
343454	Dual Filter (Australia)	7/23/2012	Owned	6/25/2022
146201	Dual Filter (Canada)	5/15/2013	Owned	5/15/2023
ZL 201230277905.5	Dual Filter (China)	3/20/2013	Owned	6/22/2022
1333173	Dual Filter (Europe)	6/27/2012	Owned	6/25/2037
1456186	Dual Filter Cartridge for Fluid Filtration (Japan)	10/26/2012	Owned	10/26/2032
2797644	Filter and Frame Apparatus and Method of Use (Belgium)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (France)	4/12/2017	Owned	12/29/2032
602012031191.6	Filter and Frame Apparatus and Method of Use (Germany)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Great Britain)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Ireland)	4/12/2017	Owned	12/29/2032
502017000073120	Filter and Frame Apparatus and Method of Use (Italy)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Luxembourg)	4/12/2017	Owned	12/29/2032
2797644	Filter and Frame Apparatus and Method of Use (Switzerland)	4/12/2017	Owned	12/29/2032
2776086	Apparatus For Removing Chemotherapy Compounds from Blood (Europe)	11/29/2018	Owned	11/7/2032
1203425	Filter and Frame Apparatus and Method of Use (Hong Kong)	3/23/2018	Owned	12/29/2032
602012059239.7	Filter and Frame Apparatus and Method of Use (Germany)	4/17/2019	Owned	12/29/2032
17165333	Filter and Frame Apparatus and Method of Use (Spain)	4/17/2019	Owned	12/29/2032
3238762	Filter and Frame Apparatus and Method of Use (France)	4/17/2019	Owned	12/29/2032
3238762	Filter and Frame Apparatus and Method of Use (United Kingdom)	4/17/2019	Owned	12/29/2032
502019000052404	Filter and Frame Apparatus and Method of Use (Italy)	4/17/2019	Owned	12/29/2032
3238762	Filter and Frame Apparatus and Method of Use (Netherlands)	4/17/2019	Owned	12/29/2032
3238762	Filter and Frame Apparatus and Method of Use (Turkey)	4/17/2019	Owned	12/29/2032
3360588	Filter and Frame Apparatus and Method of Use (Europe)	8/28/2019	Owned	12/29/2032
2776086	Apparatus For Removing Chemotherapy Compounds from Blood (Belgium)	12/26/2018	Owned	11/7/2032
2776086	Apparatus For Removing Chemotherapy Compounds from Blood (Czech Republic)	12/26/2018	Owned	11/7/2032
2776086	Apparatus For Removing Chemotherapy Compounds from Blood (France)	12/26/2018	Owned	11/7/2032
602012055266.2	Apparatus For Removing Chemotherapy Compounds from Blood (Germany)	12/26/2018	Owned	11/7/2032
502019000034279	Apparatus For Removing Chemotherapy Compounds from Blood (Italy)	12/26/2018	Owned	11/7/2032
2776086	Apparatus For Removing Chemotherapy Compounds from Blood (Romania)	12/26/2018	Owned	11/7/2032
12847108.3	Apparatus For Removing Chemotherapy Compounds from Blood (Spain)	12/26/2018	Owned	11/7/2032
2776086	Apparatus For Removing Chemotherapy Compounds from Blood (Switzerland)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Austria)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Belgium)	7/24/2019	Owned	11/7/2032

3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Switzerland)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Czech Republic)	7/24/2019	Owned	11/7/2032
602012062381.0	Apparatus For Removing Chemotherapy Compounds from Blood (Germany)	7/24/2019	Owned	11/7/2032
17176952.4	Apparatus For Removing Chemotherapy Compounds from Blood (Spain)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Finland)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (France)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (United Kingdom)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Hungary)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Ireland)	7/24/2019	Owned	11/7/2032
502109000088088	Apparatus For Removing Chemotherapy Compounds from Blood (Italy)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Netherlands)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Poland)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Portugal)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Romania)	7/24/2019	Owned	11/7/2032
17176952.4	Apparatus For Removing Chemotherapy Compounds from Blood (Sweden)	7/24/2019	Owned	11/7/2032
3241576	Apparatus For Removing Chemotherapy Compounds from Blood (Turkey)	7/24/2019	Owned	11/7/2032

Foreign Patent Applications
Application No.	Title	Filing Date	Owned or Licensed
19180093.7	Apparatus For Removing Chemotherapy Compounds from Blood (Europe)	11/7/2012	Owned
19181860.8	Filter and Frame Apparatus and Method of Use (Europe)	12/29/2012	Owned

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

For ocular melanoma liver metastases, there are currently no approved or effective treatment options, and patients are generally treated with a variety of focal and regional techniques. There are numerous companies developing and marketing devices for the performance of focal therapies, including Boston Scientific, Covidian, Merit, CeleNova, SirTex, AngioDynamics, and many others.

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

Recent Events

Amendments to Registration Rights Agreements

On September 30, 2019, the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock entered into an amendment to those certain registration rights agreements, dated as of July 11, 2019 (effective as of July 15, 2019) (the “July Registration Rights Agreement”) and August 15, 2019 (the “August Registration Rights Agreement”), between the Company and the holders signatory thereto (the “Amendment”). The Amendment extends the applicable deadline for having a registration statement declared effective by the Securities and Exchange Commission (the “SEC”) under certain circumstances from 75 days to 120 days following the date of the July Registration Rights Agreement.

On October 18, 2019, the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock entered into a second amendment (the “Second Amendment”) to those certain registration rights agreements, dated as of July 11, 2019 (effective as of July 15, 2019) and August 15, 2019, in each case as amended on September 30, 2019, between the Company and the holders signatory thereto. The Second Amendment eliminates the deadline to file a pre-effective registration statement amendment within 10 days of the Company’s receipt of comments from the SEC.

On October 29, 2019, the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock and related warrants entered into a third amendment (the “Third Amendment”) to those certain registration rights agreements, dated as of July 11, 2019 (effective as of July 15, 2019) and August 15, 2019, in each case as previously amended on September 30, 2019 and October 18, 2019, between the Company and the holders signatory thereto (collectively, the “Registration Rights Agreements”). The Third Amendment clarifies that the liquidated damages specified in Section 2(d) of the Registration Rights Agreements shall not be payable to any holder whose Registrable Securities, as defined in the Registration Rights Agreements, are fully registered on an effective registration statement on the Effectiveness Date, as defined in the Registration Rights Agreements.

Waiver and Forbearance Agreement

Also on October 29, 2019, the Company entered into a Waiver and Forbearance Agreement (“Waiver”) with Rosalind Master Fund LP and Rosalind Opportunities Fund I LP, holders of its Series E and Series E-1 Convertible Preferred Stock and related warrants (together, “Rosalind”), pursuant to which Rosalind has agreed, among other things, to waive compliance with certain specified terms and conditions under the Registration Rights Agreements and forbear from exercising certain of their rights and remedies related to certain defaults thereunder for the time periods indicated therein.

Reverse Stock Split

Pursuant to the Company’s obligations under the July 2019 Private Placement and the August 2019 Private Placement, the Company presented a proposal for a reverse stock split at its Annual Meeting of Stockholders on September 17, 2019. On the same date, a majority of stockholders of the Company approved a proposal to approve and adopt an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our shares of common stock, $0.01 par value per share, issued and outstanding or reserved for issuance, at a specific ratio within a range from 1-for-50 to 1-for-1,200, inclusive, prior to the first anniversary of stockholder approval of the proposal, and to grant authorization to the Board of Directors to determine, in its sole discretion, whether to effect the reverse stock split, as well as its specific timing and ratio. Also on the same date, the Company’s Board of Directors adopted resolutions to effect as soon as reasonably practicable the reverse split of the issued and outstanding shares of the Common Stock at a ratio of 1-for-100.

On October 17, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, $0.01 par value per share, at a ratio of 1-for-100 to be effective as of October 22, 2019 at 8:30 a.m., New York City time (the “Reverse Stock Split”). The Charter Amendment did not change the par value or any other terms of the common stock.

On October 22, 2019, the Company filed with the Secretary of State of the State of Delaware a Certificate of Correction (the “Certificate of Correction”) to the Charter Amendment, rescinding the Charter Amendment, citing an inaccuracy in Article Third of the Charter Amendment, which states an effective time for the Reverse Stock Split of 8:30 a.m. New York City time on October 22, 2019. Such effective time was based upon the Company’s prior receipt, on October 17, 2019, of confirmation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) that it had completed its review of the Reverse Stock Split, including the effective time, whereupon the Company undertook to effect the Reverse Stock Split by filing the Charter Amendment. On the evening of October 21, 2019, subsequent to the Company’s filing of the Charter Amendment and issuance of a press release on October 18, 2019 announcing the confirmation by FINRA, FINRA notified the Company’s counsel that it was rescinding its prior confirmation. The Certificate of Correction further provides that the Company is currently awaiting FINRA confirmation. When such confirmation is obtained, the Company intends to file a Certificate of Amendment effectuating the Reverse Stock Split. The Company and FINRA are currently engaged in the review process.

Results of Operations for the three and nine months ended September 30, 2019; Comparisons of Results of Operations for Three and nine months ended September 30, 2018

Three months ended September 30, 2019 and September 30, 2018

Revenue

The Company recorded approximately $0.2 million in revenue related to product sales for the three months ended September 30, 2019 and $0.8 million in revenue related to product sales for the three months ended September 30, 2018. The decrease was slightly offset by $0.2 million in other revenue. Other revenue and the decrease in product revenue are both related to the Company entering into a licensing agreement with medac as discussed further in the Market Access and Commercial Clinical Adoption section above.

Cost of Goods Sold

For the three months ended September 30, 2019, the Company recorded cost of goods sold of approximately $0.2 million compared to $0.2 million for the three months ended September 30, 2018. The decrease of approximately $60,000 is related to an adjustment in the allocation of expenses into COGS during 2019.

Selling, General and Administrative Expenses

For the three months ended September 30, 2019 and 2018, selling, general and administrative expenses were $4.0 million and $2.3 million, respectively. The increase for the three months ended September 30, 2019 is primarily related to $0.9 million in settlement expenses, which was a non-cash expense discussed further in Note 9 and $0.6 million in expenses related to litigation that was settled in July and August 2019.

Research and Development Expenses

For the three months ended September 30, 2019 and 2018, research and development expenses decreased to $1.8 million from $4.1 million. The decrease was primarily due a reduced rate of enrollment and related professional services related to the ongoing accrual of the Company’s FOCUS trial which is discussed in further detail in the Active Clinical Development Program section above. The reduction is related to the cash constraints the Company experienced during the first half of 2019.

Change in the fair value of the warrant liability

For the three months ended September 30, 2019 the change in the fair value of the warrant liability was approximately $0.4 million as compared to $1.2 million for the three months ended September 30, 2018. The decrease of $0.8 million is due to the reclassification of certain warrants from liability to equity in 2018 and the mark-to-market adjustments to the Warrant liability as discussed in more detail in Note 10 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Other Income/Expense

Other expense and interest expense are primarily related to the amortization of debt discounts discussed in Note 8 of the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as foreign currency exchange gains and losses.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the three months ended September 30, 2019 of $7.5 million, a decrease of $1.4 million, or 15.3%, compared to net loss of $8.9 million for the same period in 2018. This increase in net loss is primarily due to a $0.6 million decrease in operating expenses, a $0.4 million decrease in gross profit, and a $1.2 million change in non-cash expense items including the fair value of the warrant liability, loss on the issuance of financial instruments and interest expense.

Nine months ended September 30, 2019 and September 30, 2018

Revenue

The Company recorded approximately $0.5 million in revenue related to product sales for the nine months ended September 30, 2019 and $2.4 million in revenue related to product sales for the nine months ended September 30, 2018. The decrease was slightly offset by $0.5 million in other revenue. Other revenue and the decrease in product revenue are both related to the Company entering into a licensing agreement with medac as discussed further in the Market Access and Commercial Clinical Adoption section above.

Cost of Goods Sold

For the nine months ended September 30, 2019, the Company recorded cost of goods sold of approximately $0.4 million compared to $0.6 million for the nine months ended September 30, 2018. The decrease is related to an adjustment in the allocation of expenses into COGS during 2019.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2019 and 2018, selling, general and administrative expenses were $9.2 million and $7.3 million, respectively. The increase for the nine months ended September 30, 2019 is primarily related to $0.9 million in settlement expenses, which was a non-cash expense discussed further in Note 9 and$0.8 million in expenses related to litigation that was settled in July and August 2019.

Research and Development Expenses

For the nine months ended September 30, 2019 and 2018, research and development expenses decreased to $6.8 million from $13.9 million. The decrease was primarily due a reduced rate of enrollment and related professional services related to the ongoing accrual of the Company’s FOCUS trial which is discussed in further detail in the Active Clinical Development Program section above. The reduction is related to the cash constraints the Company experienced during the first half of 2019.

Change in the fair value of the warrant liability

For the nine months ended September 30, 2019 the change in the fair value of the warrant liability was approximately $10,000 as compared to $18.4 million for the nine months ended September 30, 2018. The decrease of $18.0 million is due to the reclassification of certain warrants from liability to equity in 2018 and the continued mark-to-market adjustments to the remaining Warrant liability as discussed in more detail in Note 10 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Other Income/Expense

Other expense and interest expense are primarily related to the amortization of debt discounts discussed in Note 8 of the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as foreign currency exchange gains and losses.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

The Company recorded a net loss for the nine months ended September 30, 2019 of $21.4 million, a decrease of $13.0 million compared to net loss of $8.4 million for the same period in 2018. This increase in net loss is primarily due to a $18.0 million change in the fair value of the warrant liability, a non-cash item, a $5.2 million decrease in operating expenses and a $1.2 decrease in gross profits.

Liquidity and Capital Resources

As discussed in Note 9, the Company received gross proceeds of $29.5 million through two private placements in July and August 2019, providing funding through the second quarter of 2020. The Company will need to raise additional capital under structures available to it including debt and/or equity offerings. If these sources do not provide the capital necessary to fund the Company’s operations, the Company will need to curtail certain aspects of its operations or consider other means of obtaining additional financing, although there is no guarantee that the Company could obtain the financing necessary to continue its operations.

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

At September 30, 2019, the Company had cash, cash equivalents and restricted cash totaling $15.5 million, as compared to cash, cash equivalents and restricted cash totaling $3.6 million at December 31, 2018 and $10.0 million at September 30, 2018. During the three and nine months ended September 30, 2019 and 2018, the Company used $18.3 million and $12.9 million respectively, of cash in its operating activities.

Our condensed consolidated financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Because Delcath’s business does not generate positive cash flow from operating activities, the Company will need to obtain substantial additional capital in order to fund clinical trial research and support development efforts relating to ocular melanoma liver metastases, ICC, HCC or other indications, and to fully commercialize the product.  The Company believes it will be able to raise additional capital in the event it is in its best interest to do so. The Company anticipates raising such additional capital by either borrowing money, selling shares of Delcath’s capital stock, or entering into strategic alliances with appropriate partners. To the extent additional capital is not available when needed or on acceptable terms, the Company may be forced to abandon some or all of its development and commercialization efforts, which would have a material adverse effect on the prospects of its business. Further, the Company’s assumptions relating to its cash requirements may differ materially from its actual requirements because of a number of factors, including significant unforeseen delays in the regulatory approval process, changes in the timing, scope, focus and direction of clinical trials and costs related to commercializing the product.

The Company has funded its operations through a combination of private placements and public offerings of its securities in each of 2000, 2003, 2009, 2010, 2011, 2012, 2013, 2015, 2016, 2018 and 2019, including registered direct offerings in 2007, 2009 and 2013, “at the market” equity offering programs in 2012 and 2013, and by the private placement of convertible notes in 2016 and 2018, and, most recently, in July and August 2019, the Company raised $29.5 million in the closing of two private placements of convertible preferred stock and warrants to purchase common stock. For a detailed discussion of the Company’s various sales of debt and equity securities see Notes 8, 9, and 14 to the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q as well as Notes 10 and 11 to the Company’s audited consolidated financial statements contained in its Annual Report for the fiscal year ended December 31, 2018.

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

The proceeds allocated to the 2019 Warrants were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period. For the nine months ended September 30, 2019, the Company recorded pre-tax derivative instrument income of $0.5 million. The fair value of the 2019 Warrants totaled $20.4 million at September 30, 2019. Management expects that the warrants outstanding at September 30, 2019 will either be exercised or expire worthless. The fair value of the Warrants at September 30, 2019 was determined by using option pricing models assuming the following:

	September 30,	December 31,
	2019	2018
Expected life (in years)	5.0	1.1 - 5.1
Expected volatility	201.8%	145.7% - 265.3%
Risk-free interest rates	1.6%	2.5% - 2.6%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Delcath’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer concluded that Delcath’s disclosure controls and procedures as of September 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

On May 9, 2018, the Company received a Demand Letter from a vendor for an outstanding balance owed at that time of $2.1 million. The Company has worked with the vendor since that time to establish a payment plan for the balance owed.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on June 14, 2019.

Risks Related to Delcath’s Common Stock

Our failure to comply with our contractual obligations and timely register the resale of any shares of our common stock pursuant to the July 2019 Private Placement and August 2019 Private Placement may result in, among other things, the payment of liquidated damages, and could have a material adverse effect on our ability to raise additional funds through private placements in the future and have a material adverse effect on our business.

The transaction documents for the July 2019 Private Placement and August 2019 Private Placement provide that, in specified circumstances, including failure to file an effective registration statement with respect to the securities issued pursuant thereto within a certain time period, we could be required to pay significant liquidated damages to the holders, which payment could have a material adverse effect on us. There can be no assurance as to when all underlying shares will be registered pursuant to an effective registration statement or that we will be able to maintain the effectiveness of any registration statement, and therefore there can be no assurance that we will not incur liquidated damages with respect to such agreements.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on the beneficial ownership of our common stock as of September 30, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding capital stock and their respective affiliates, own a significant percentage of our outstanding capital stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

We are not currently listed on a national exchange and there can be no assurance we will ever be listed.

Currently, our common stock is quoted on the OTC Bulletin Board under the symbol DCTH. We do not know when, if ever, our common stock will be listed on a national stock exchange. In order to be eligible for relisting or listing, we must meet the initial listing criteria for The NASDAQ Stock Market or another national exchange, including a minimum per share price. We currently do not meet these requirements and cannot assure you that we will be able to satisfy these requirements, or if we satisfy them, that we will be able to maintain compliance with them.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2019, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company sold to investors an aggregate of 20,000 shares of Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”) at a price of $1,000 per share and a warrant (a “2019 Warrant”) to purchase a number of shares of common stock of the Company, equal to the number of shares of common stock issuable upon conversion of the Series E Preferred Stock purchased by the investor (the “July 2019 Private Placement”).  The Company received gross proceeds from the July 2019 Private Placement of $20.0 million.

On August 19, 2019, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company sold to investors an aggregate of 9,510 shares of Series E-1 convertible preferred stock, par value $0.01 per share (the “Series E-1 Preferred Stock”) at a price of $1,000 per share and a warrant (a “2019 Warrant”) to purchase a number of shares of common stock of the Company equal to the number of shares of common stock issuable upon conversion of the Series E-1 Preferred Stock purchased by the investor (the “August 2019 Private Placement”). The Company received gross proceeds from the August 2019 Private Placement of $9.5 million.

The foregoing issuances of securities were made in reliance on Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Company (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1).

3.2

Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.3

Certificate of Correction to Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 22, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.4	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

4.1

Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock of Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2019).

4.2

Certificate of Designation of Preferences, Rights and Limitations of Series E-1 Convertible Preferred Stock of Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 16, 2019).

4.3	Form of Series E Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 11, 2019).

4.4	Form of Series E-1 Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 16, 2019).

4.5

Form of Registration Rights Agreement between the Company and each other party a signatory thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed July 11, 2019).

4.6

Form of Registration Rights Agreement between the Company and each other party a signatory thereto (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed August 16, 2019).

10.1

Securities Purchase Agreement dated as of July 11, 2019 between the Company and each purchaser a signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2019)

10.2

Engagement Letter dated as of May 20, 2019 between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 11, 2019).

10.3

Securities Purchase Agreement dated as of August 15, 2019 between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2019).

10.4

Amendment to Registration Rights Agreements, dated as of September 30, 2019, by and between the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2019).

10.5

Amendment to Registration Rights Agreements, dated as of September 30, 2019, by and between the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 1, 2019).

10.6

Second Amendment to Registration Rights Agreements, dated as of October 18, 2019, by and between the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 23, 2019).

10.7

Third Amendment to Registration Rights Agreements, dated as of October 29, 2019, by and between the Company and holders of a majority of the Company’s Series E and Series E-1 Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2019).

10.8

Waiver and Forbearance Agreement, dated October 29, 2019, by and between the Company and the holders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 1, 2019).

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

November 14, 2019	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)