Form 10-Q
period 2020-03-31
DELCATH SYSTEMS, INC.
filed 2020-05-14
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(212) 489-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	DCTH	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

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

As of May 14, 2020, 2,760,401 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$4,540	$10,002
Restricted cash	181	181
Accounts receivables, net	69	21
Inventories	790	654
Prepaid expenses and other current assets	2,642	1,759
Total current assets	8,222	12,617
Property, plant and equipment, net	867	735
Right-of-use assets	688	860
Total assets	$9,777	$14,212

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$4,997	$4,533
Accrued expenses	7,424	6,947
Lease liabilities, current portion	622	664
Warrant liability	—	3,368
Total current liabilities	13,043	15,512
Deferred revenue	2,672	2,860
Lease liabilities, long-term portion	67	197
Convertible notes payable, long-term	2,000	2,000
Total liabilities	17,782	20,569

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $.01 par value; 10,000,000 shares authorized; 41,447 and 41,517 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized; 72,773 and 67,091 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively*	1	1
Additional paid-in capital	370,933	364,785
Accumulated deficit	(379,032)	(371,171)
Accumulated other comprehensive income	93	28
Total stockholders' deficit	(8,005)	(6,357)
Total liabilities and stockholders' deficit	$9,777	$14,212

* reflects, a one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Product revenue	$176	$90
Other revenue	118	180
Cost of goods sold	(78)	(96)
Gross profit	216	174

Operating expenses:
Research and development expenses	2,974	3,298
Selling, general and administrative expenses	2,316	2,549
Total operating expenses	5,290	5,847
Operating loss	(5,074)	(5,673)

Change in fair value of the warrant liability, net	(2,832)	7
Interest expense	(56)	(2,229)
Other income	101	2
Net loss	$(7,861)	$(7,893)
Other comprehensive (loss) income:
Foreign currency translation adjustments	65	57
Total other comprehensive loss	$(7,796)	$(7,836)

Common share data:
Basic loss per common share*	$(108.07)	$(75.11)
Diluted loss per common share*	$(108.07)	$(75.11)

Weighted average number of basic shares outstanding*	72,740	105,084
Weighted average number of diluted shares outstanding*	72,740	105,084

* reflects, one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(in thousands, except share data)

	Common Stock		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2020	67,091	$1	41,517	$—	$364,785	$(371,171)	$28	$(6,357)
Compensation expense for issuance of stock options	—	—	—	—	25	—	—	25
Compensation expense for issuance of restricted stock	2,717	—	—	—	30	—	—	30
Conversion of Preferred stock into common stock	2,915	—	(70)	—	—	—	—	—
Fractional rounding related to reverse stock split	50	—	—	—	—	—	—	—
Registration of Series E and Series E-1 Preferred stock and related warrants	—	—	—	—	(106)	—	—	(106)
Fair value of warrants reclassified from liability to equity	—	—	—	—	6,199	—	—	6,199
Net loss	—	—	—	—	—	(7,861)	—	(7,861)
Total comprehensive income	—	—	—	—	—	—	65	65
Balance at March 31, 2020	72,773	$1	41,447	$—	$370,933	$(379,032)	$93	$(8,005)

	Common Stock Issued		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2019	14,715	$—	101	$—	$329,065	$(344,054)	$50	$(14,939)
Compensation expense for issuance of stock options	—	—	—	—	54	—	—	54
Compensation expense for issuance of restricted stock	20	—	—	—	4	—	—	4
Issuance of Series D Preferred Stock	—	—	15	—	150	—	—	150
Conversion of Series D Preferred Stock to Debt	—	—	(116)	—	(1,160)	—	—	(1,160)
Exercise of pre-funded warrants	5,885	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,893)	—	(7,893)
Total comprehensive income	—	—	—	—	—	—	7	7
Balance at March 31, 2019	20,620	$—	—	$—	$328,113	$(351,947)	$57	$(23,777)

*reflects a one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,861)	$(7,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	25	54
Restricted stock compensation expense	30	4
Depreciation expense	48	65
Amortization of right of use assets	172	—
Warrant liability fair value adjustment	2,832	(7)
Non-cash interest income	(3)	—
Interest expense accrued related to convertible notes	40	51
Debt discount amortization	—	2,160
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	(880)	(108)
Decrease in accounts receivable	(48)	523
Decrease in inventories	(136)	61
Decrease in accounts payable and accrued expenses	901	2,902
Deferred revenue	(188)	(120)
Principal payments on operating leases	(161)	—
Decrease in other non-current liabilities	—	(462)
Net cash used in operating activities	(5,229)	(2,770)

Cash flows from investing activities:
Purchase of property, plant and equipment	(180)	(2)
Net cash (used in) investing activities	(180)	(2)

Cash flows from financing activities:
Principal payments on financing leases	(11)	—
Net proceeds from the issuance of debt	—	400
Net proceeds from sale of Series D Preferred Stock	—	150
Registration of Series E and Series E-1 Preferred stock and related warrants	(106)	—
Net cash (used in) provided by financing activities	(117)	550
Foreign currency effects on cash	64	(30)
Net (decrease) increase in cash and cash equivalents	(5,462)	(2,252)

Cash and cash equivalents:
Beginning of period	10,183	3,578
End of period	$4,721	$1,326

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2020 and 2019 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”), which was filed with the Securities Exchange Commission (the “SEC”) on March 25, 2020 and may also be found on the Company’s website (www.delcath.com). In these notes to the condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

Description of Business

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our investigational product—Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System (“Melphalan/HDS”) —is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our system is commercially available under the trade name Delcath Hepatic CHEMOSAT® Delivery System for Melphalan (“CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers of the liver.

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We anticipate incurring losses until such time, if ever, that it can generate significant sales. As discussed in Note 13, in May 2020 we consummated an underwritten public offering resulting in gross proceeds of approximately $22.0 million.  We expect that the proceeds of the offering and our existing cash resources will be sufficient to fund our expected operations through the second quarter of 2021. We may need to raise additional capital in the future to support our operations.  We expect that any such financing activity will involve the public or private offering of our equity and/or equity-related securities. If we are unable to obtain sufficient capital to fund our operations, we would be required to curtail certain aspects of our operations or consider other means of obtaining additional financing, although there is no guarantee that we would be able to obtain the financing necessary to continue its operations.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2020 and 2019; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

A description of our significant accounting policies has been provided in Note 3 Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the Company’s Annual Report filed for the fiscal year ended December 31, 2019.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive, however the changes will not significantly impact the Company due to the full valuation allowance that is recorded against the Company’s deferred tax assets. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt ASU 2019-12 in 2021.

(2)	Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheets. Restricted cash does not include required minimum balances.

Cash, cash equivalents, and restricted cash balances were as follows:

	March 31,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$4,540	$10,002
Letters of credit	131	131
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$4,721	$10,183

(3)	Inventories

Inventories consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Raw materials	$448	$375
Work-in-process	342	279
Total inventories	$790	$654

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Clinical trial expenses	$1,497	$725
Insurance premiums	423	589
Professional Service Fees	518	—
Other[1]	204	445
Total prepaid expenses and other current assets	$2,642	$1,759

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at March 31, 2020 and December 31, 2019.

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,	Estimated
(in thousands)	2020	2019	Useful Life
Buildings and land	$634	$589	30 years - Buildings
Enterprise hardware and software	1,763	1,739	3 years
Leaseholds	1,787	1,695	Lesser of lease term or estimated useful life
Equipment	1,032	1,025	7 years
Furniture	202	198	5 years
Property, plant and equipment, gross	5,418	5,246
Accumulated depreciation	(4,551)	(4,511)
Property, plant and equipment, net	$867	$735

Depreciation expense for the three months ended March 31, 2020 was approximately $0.1 million as compared to approximately $0.1 million for the same period in 2019.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
(in thousands)	2020	2019
Clinical Expenses	$2,580	$2,497
Compensation, excluding taxes	3,933	3,525
Professional fees	361	263
Other[1]	550	662
Total accrued expenses	$7,424	$6,947

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at March 31, 2020 and December 31, 2019.

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

The following table summarizes the Company’s operating and financing leases as of and for the three months ended March 31, 2020:

(in thousands)	US	Ireland	Total
Lease Cost
Operating lease cost	$118	$52	$170
Financing lease cost	12	—	12
Sublease income	—	(43)	(43)
Total	$130	$9	$139

Other information
Operating cash flows out from operating leases	(118)	(52)	(170)
Operating cash flows in from operating leases	-	43	43
Operating cash flows out from financing leases	(11)	—	(11)
Right-of-use assets exchanged for new operating lease liabilities	—	—	—
Weighted average remaining lease term	0.9	1.3
Weighted average discount rate - operating leases	8%	8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(in thousands)	US	Ireland	Total
Year ended December 31, 2020	$369	$154	$523
Year ended December 31, 2021	78	120	198
Total	447	274	721
Less present value discount	(17)	(15)	(32)
Operating lease liabilities included in the condensed consolidated balance sheet at March 31, 2020	$430	$259	$689

(8)	Outstanding Debt

On June 6, 2019, the Company entered into an agreement with two institutional investors, pursuant to which the investors agreed to transfer and surrender to the Company for cancellation of warrants to purchase 5,605 shares of the Company’s common stock (the “Series D Warrants”) and warrants to purchase 0.1 million shares of the Company’s common stock (the “Pre-Funded Series D Warrants”). Under the terms of the Purchase Agreement, the Company agreed to sell and issue to the investors 8% Senior Secured Promissory Notes in an aggregate principal amount of $2.0 million in full payment and satisfaction of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants. This agreement was effective on July 15, 2019, upon the closing of the Company’s Private Placement discussed further in Notes 10 and 11 to the Company’s audited consolidated financial statements contained in its Annual Report for the fiscal year ended December 31, 2019. Following the closing of the Private Placement, the Company entered into an agreement under which the 8% Senior Secured Promissory Notes became convertible into shares of Series E Preferred Stock and Warrants (the “Unit”) at the price of $1,500 per Unit. The principal is recognized in Convertible notes payable, long-term on the Condensed Consolidated Balance Sheet.

The following tables provide a summary of the various notes outstanding at March 31, 2020:

	Conversion price	Current interest rate	Principal
Long term convertible notes payable
8.0% July 2019 Notes	$1,500	8%	$2,000,000

(9)	Stockholders’ Equity

Preferred Stock

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

Each share of Series E Preferred Stock and Series E-1 Preferred Stock, or, collectively, the Preferred Stock, is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the current conversion price. At March 31, 2020, the conversion price was $23.04 and was subsequently adjusted to $10.00 upon the pricing of a $22.0 million offering on May 1, 2020 and discussed further in Note 13. The holders of the Preferred Stock are entitled to receive dividends on shares of Preferred Stock equal (on an “as converted” basis) to and in the same form as dividends paid on shares of the common stock. Any such dividends that are not paid to the holders of the Preferred Stock will increase the stated value. No other dividends will be paid on shares of Preferred Stock.

Each 2019 Warrant had an exercise price equal to $23.04 at March 31, 2020. The exercise price was subsequently adjusted to $10.00 upon the pricing of a $22.0 million offering on May 1, 2020 and discussed further in Note 13. The 2019 Warrants are exercisable until 5:00 p.m. (NYC time) on December 24, 2024.

As of March 31, 2020, there were 41,447 shares of Preferred Stock outstanding and 1.8 million 2019 Warrants outstanding.

Common Stock Issuances

During the three months ended March 31, 2020 the Company issued 2,915 shares of the Company’s common stock pursuant to conversions of Series E and Series E-1 Preferred Stock.

Share-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants and advisors are eligible to receive grants under the Plan.  The maximum number of shares reserved for issuance under the Plan is 2,142.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair value on the dates of grant. As of March 31, 2020, the Plan had approximately 502 shares available for grant.

The following is a summary of stock option activity under the Plan for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,640	$196.70	9.1	$—
Granted	—
Exercised	—
Cancelled/Forfeited	—
Outstanding at March 31, 2020	1,640	$196.70	8.9	$—
Exercisable at March 31, 2020	1,640	$196.70	8.9	$—

At March 31, 2020, there was no unrecognized compensation expense related to non-vested share-based compensation awards under the plans for employee and board stock option grants. For the three months ended March 31, 2020, the Company recognized share-based compensation expense of approximately $54,000 in the statement of operations, which includes 2,717 shares of restricted common stock issued as compensation for certain advisory services.  For the same period in 2019, the Company recognized share-based compensation expense of approximately $54,000 in the statement of operations.

	Three months ended March 31,
(in thousands)	2020	2019
Selling, general and administrative	$49	$43
Research and development	5	11
Total	$54	$54

Warrants

The following is a summary of warrant activity for the three months ended March 31, 2020:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2019	1,826,608	$7.00 - $23.04	$23.04	5.0
Issued	—
Exercised	—
Expired	(9)
Outstanding at March 31, 2020	1,826,599	$7.00 - $23.04	$23.04	4.7

(10)	Fair Value Measurements

As a result of the expiration of certain provisions in the 2019 Warrants they were reclassified from liability to equity on February 19, 2020.

The table below presents the activity within Level 3 of the fair value hierarchy for the three months ended March 31, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2019	$3,368
Total change in the liability included in earnings	2,832
Fair value of warrants reclassified from liability to equity	(6,200)
Balance at March 31, 2020	$—

The fair value of the outstanding warrants at February 19, 2020, the date the 2019 Warrants were no longer classified as a liability, and December 31, 2019 was determined by using option pricing models with the following assumptions:

	February 19,	December 31,
	2020	2019
Expected life (in years)	4.3	4.6
Expected volatility	208.2%	207.5%
Risk-free interest rates	1.4%	1.7%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1		Level 2		Level 3		Total
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$—	$3,368	$—	$3,368

For the periods ended March 31, 2020 and December 31, 2019, there were no transfers in or out of Level 1, 2 or 3 inputs.

(11)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2020 and 2019 because their effects would be anti-dilutive:

	March 31,
	2020	2019
Stock options	1,640	1,166,667
Common stock warrants - equity	1,826,599	4,202,909
Common stock warrants - liabilities	—	189,029
Common stock reserved for conversion of preferred shares	1,799,093	—
Assumed conversion of convertible notes	63,493	268,558
Total	3,690,825	5,827,163

(12)	Taxes

As discussed in Note 14 Income Taxes of the Company’s Annual Report, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in its balance sheet.

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 14 Income Taxes of the Company’s Annual Report.

On March 27, 2020, President Trump signed into law the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748). The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect to the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

(13)	Subsequent Events

Public Offering and Nasdaq Uplisting

On May 5, 2020, the Company closed a public offering of 2.2 million shares of common stock (or common stock equivalents) and Series F warrants to purchase up to 2.2 million shares of common stock. Delcath received gross proceeds of approximately $22.0 million from the offering, before deducting the underwriting discount and estimated offering expenses. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-235904) previously filed with the SEC and declared effective on April 30, 2020. In connection with this offering, the Company’s common stock was approved for listing and began trading on the Nasdaq Capital Market on May 1, 2020. As a result of this offering, the Series E and Series E-1 Preferred Stock conversion price was adjusted to $10.00 and the exercise price of the 2019 Warrants was adjusted to $10.00.

Preferred Stock Conversions

From April 1, 2020 through May 14, 2020, the Company issued 0.8 million shares of Common Stock upon the conversion of Series E and Series E-1 Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Delcath Systems, Inc. (“Delcath” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of included in the Company’s Annual Report for the fiscal year ended December 31, 2019 to provide an understanding of its results of operations, financial condition and cash flows.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report for the fiscal year ended December 31, 2019  in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•	the commencement of future clinical trials and the results and timing of those clinical trials;
•	our ability to successfully commercialize CHEMOSAT and Melphalan/HDS, generate revenue and successfully obtain reimbursement for the procedure and system;
•	the progress and results of our research and development programs;
•	our expectations about the COVID-19 pandemic and any potential disruption or impact to our operations;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully source certain components of the system and enter into supplier contracts;
•	our ability to successfully manufacture CHEMOSAT and Melphalan/HDS;
•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s Annual Report for the fiscal year ended December 31, 2019.

Company Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, Melphalan Hydrochloride for Injection for use with the Delcath Hepatic Delivery System, or Melphalan/HDS, is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe,

Melphalan/HDS is approved for sale under the trade name Delcath CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT.

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

Recent Developments

We expected to announce top-line data from our FOCUS trial in mid-2020. However, the COVID-19 pandemic has impacted our ability to enroll and treat patients in this trial and to monitor data at our clinical trial sites. As a result, we will not be able to release the top-line data from the FOCUS Trial within the timeframe we had anticipated. Once our clinical trial sites are able to return to normal operating procedures, we will assess the impact and update our expected timing accordingly.

On May 5, 2020, we closed a public offering of 2.2 million shares of common stock (or common stock equivalents) and Series F warrants to purchase up to 2.2 million shares of common stock. We received gross proceeds of approximately $22.0 million from the offering, before deducting the underwriting discount and estimated offering expenses. The securities were offered pursuant to a registration statement on Form S-1 (File No. 333-235904) previously filed with the SEC and declared effective on April 30, 2020. In connection with this offering, the Company’s common stock was approved for listing and began trading on the Nasdaq Capital Market on May 1, 2020.

Results of Operations for the three months ended March 31, 2020; Comparisons of Results of Operations for three months ended March 31, 2019

Revenue

We had product sales revenue of approximately $0.2 million for the three months ended March 31, 2020 compared to $0.1 million for the three months ended March 31, 2019. The increase is resulted from an increase in royalties received pursuant to our licensing agreement with medac.

Cost of Goods Sold

For the three months ended March 31, 2020, we recorded cost of goods sold of approximately $0.1 million compared to $0.1 million for the three months ended March 31, 2019. The decrease of approximately $20,000 resulted primarily from an adjustment to our standard cost calculation.

Research and Development Expenses

Research and development expenses are incurred for the development of Melphalan/HDS and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing Melphalan/HDS for clinical trials and conducting clinical trials. For the three months ended March 31, 2020 and 2019, research and development expenses decreased to $3.0 million from $3.3 million. The decrease was primarily due lower active enrollment in our FOCUS trial which was fully enrolled during the first quarter of 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended March 31, 2020 and 2019, selling, general and administrative expenses were $2.3 million and $2.5 million, respectively. The decrease is primarily related to reduced personnel expenses as a result of reduced headcount.

Change in the fair value of the warrant liability

For the three months ended March 31, 2020 the change in the fair value of the warrant liability was approximately $2.8 million as compared to approximately $7,000 for the three months ended March 31, 2019. The increase of $2.8 million resulted from an increased number of outstanding warrants being recognized as liabilities during the three months ended March 31, 2020. As a result of the expiration of certain provisions in the 2019 Warrants, the 2019 Warrants have been reclassified as equity on our March 31, 2020 balance sheet. The warrant liability is discussed in more detail in Note 10 to the Company’s interim condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Other Income/Expense

Other expense and interest expense are primarily related to the amortization of debt discounts in the 2020 and 2019 periods.  For the three months ended March 31, 2020, other expense and interest expense resulted primarily from interest accrued on our long-term convertible note discussed in Note 8 of the Company’s condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, as well as foreign currency exchange gains and losses. Other income and interest expenses also consists of interest income from a money market account and interest earned on operating accounts.

Other income and interest expense also consists of interest income from a money market account and interest earned on operating accounts.

Net Loss

Our net loss for the three months ended March 31, 2020 was $7.9 million, a decrease of $32,000, compared to net loss of $7.9 million for the three months ended March 31, 2019. The slight decrease in net loss is primarily due to a $0.6 million decrease in operating expenses, which was offset by a $0.6 million increase in non-cash expense items including the fair value of the warrant liability and interest expense.

Liquidity and Capital Resources

As discussed in Note 13, in May 2020 we consummated an underwritten public offering resulting in gross proceeds of approximately $22.0 million.  We expect that the proceeds of the offering and our existing cash resources will be sufficient to fund our expected operations through the second quarter of 2021. We may need to raise additional capital in the future to support our operations.  We expect that any such financing activity will involve the public or private offering of our equity and/or equity-related securities. If we are unable to obtain sufficient capital to fund our operations, we would be required to curtail certain aspects of our operations or consider other means of obtaining additional financing, although there is no guarantee that we would be able to obtain the financing necessary to continue its operations.

At March 31, 2020, we had cash, cash equivalents and restricted cash totaling $4.7 million, as compared to cash, cash equivalents and restricted cash totaling $10.2 million at December 31, 2019 and $1.3 million at March 31, 2019. During the three months ended March 31, 2020 and 2019, we used $5.2 million and $2.8 million respectively, of cash in its operating activities.

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and we anticipate that our losses will continue for the foreseeable future.  There can be no assurance that we will ever generate significant revenues or achieve profitability. We expect to use cash, cash equivalents and investment proceeds to fund our future clinical and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be minimally exposed to market risk through changes in market interest rates that could affect the interest earned on its cash balances.

We measure all derivatives, including certain derivatives embedded in contracts, at fair value and recognizes them on the balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract.

The proceeds allocated to the warrants we issued in 2019 (the “2019 Warrants”) were initially classified as derivative instrument liabilities that are subject to mark-to-market adjustments each period and were reclassified to equity during the first quarter of 2020. For the three months ended March 31, 2020, we recorded pre-tax derivative instrument loss of $2.8 million. As a result of the reclassification from liability to equity, there was no derivative liability on the balance sheets at March 31, 2020. Management expects that the warrants outstanding at March 31, 2020 will either be exercised or expire worthless. The fair value of the 2019 Warrants at February 19, 2020, the date the 2019 Warrants were no longer classified as a liability, was determined by using option pricing models assuming the following:

	February 19,	December 31,
	2020	2019
Expected life (in years)	4.3	4.6
Expected volatility	208.2%	207.5%
Risk-free interest rates	1.4%	1.7%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as define in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2020, we issued 2,717 shares of restricted common stock in relation to certain advisory services received by us. In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit No.		Description

31.1	*	Certification by Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification by Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

DELCATH SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2020	DELCATH SYSTEMS, INC.
(Registrant)

/s/ Jennifer K. Simpson
Jennifer K. Simpson
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2020	/s/ Barbra C. Keck
Barbra C. Keck
Chief Financial Officer
(Principal Financial Officer)