Form 10-Q
period 2020-09-30
DELCATH SYSTEMS, INC.
filed 2020-11-12
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, 4,116,754 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$10,899	$10,002
Restricted cash	181	181
Accounts receivables, net	103	21
Inventories	839	654
Prepaid expenses and other current assets	1,860	1,759
Total current assets	13,882	12,617
Property, plant and equipment, net	1,318	735
Deferred offering costs	268	—
Right-of-use assets	1,097	860
Total assets	$16,565	$14,212

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,502	$4,533
Accrued expenses	6,085	6,947
Deferred revenue, current	501	482
Lease liabilities, current	556	664
Convertible notes payable, current	2,000	—
Warrant liability	—	3,368
Total current liabilities	10,644	15,994
Deferred revenue, non-current	2,103	2,378
Lease liabilities, non-current	542	197
Convertible notes payable, non-current	—	2,000
Total liabilities	13,289	20,569

Commitments and contingencies (Note 13)	—	—

Stockholders' equity (deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; 21,473 and 41,517 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $.01 par value; 1,000,000,000 shares authorized; 4,035,558 and 67,091 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively*	40	1
Additional paid-in capital	391,545	364,785
Accumulated deficit	(388,298)	(371,171)
Accumulated other comprehensive income	(11)	28
Total stockholders' equity (deficit)	3,276	(6,357)
Total liabilities and stockholders' equity (deficit)	$16,565	$14,212

* reflects, a one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Product revenue	$340	$216	$778	$528
Other revenue	126	164	361	535
Cost of goods sold	(188)	(172)	(434)	(440)
Gross profit	278	208	705	623

Operating expenses:
Research and development expenses	3,260	1,778	8,457	6,789
Selling, general and administrative expenses	1,998	4,002	6,571	9,204
Total operating expenses	5,258	5,780	15,028	15,993
Operating loss	(4,980)	(5,572)	(14,323)	(15,370)

Change in fair value of the warrant liability, net	—	434	(2,832)	451
Loss on issuance of financial instrument	—	(1,714)	—	(1,721)
Interest expense	(44)	(671)	(154)	(4,735)
Other income	33	4	182	4
Net loss	(4,991)	(7,519)	(17,127)	(21,371)

Deemed dividend for triggering of warrant down round feature	—	—	(55)	—
Net loss attributable to common stockholders	$(4,991)	$(7,519)	$(17,182)	$(21,371)

Net loss	$(4,991)	$(7,519)	$(17,127)	$(21,371)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(103)	89	(39)	39
Total other comprehensive loss	$(5,094)	$(7,430)	$(17,166)	$(21,332)

Common share data:
Basic loss per common share*	$(1.16)	$(73.82)	$(7.75)	$(207.58)
Diluted loss per common share*	$(1.16)	$(73.82)	$(7.75)	$(207.58)

Weighted average number of basic shares outstanding*	4,288,593	101,862	2,217,611	102,956
Weighted average number of diluted shares outstanding*	4,288,593	101,862	2,217,611	102,956

* reflects, one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share and per share data)

	Common Stock		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2020	67,091	$1	41,517	$—	$364,785	$(371,171)	$28	$(6,357)
Compensation expense for issuance of stock options	—	—	—	—	25	—	—	25
Compensation expense for issuance of restricted stock	2,717	—	—	—	30	—	—	30
Conversion of Preferred stock into common stock	2,915	—	(70)	—	—	—	—	—
Fractional rounding related to reverse stock split	50	—	—	—	—	—	—	—
Registration of Series E and Series E-1 Preferred stock and related warrants	—	—	—	—	(106)	—	—	(106)
Fair value of warrants reclassified from liability to equity	—	—	—	—	6,199	—	—	6,199
Net loss	—	—	—	—	—	(7,861)	—	(7,861)
Total comprehensive income	—	—	—	—	—	—	65	65
Balance at March 31, 2020	72,773	$1	41,447	$—	$370,933	$(379,032)	$93	$(8,005)
Compensation expense for issuance of restricted stock	70,259	1	—	—	605	—	—	606
Conversion of Preferred stock into common stock	1,549,609	15	(15,497)	—	(16)	—	—	(1)
Exercise of prefunded warrants	6,000	—	—	—	—	—	—	—
Public Offering - issuance of common stock and warrants	1,823,000	18	—	—	19,360	—	—	19,378
Net loss	—	—	—	—	—	(4,275)	—	(4,275)
Total comprehensive loss	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	3,521,641	$35	25,950	$—	$390,882	$(383,307)	$92	$7,702
Conversion of Preferred stock into common stock	447,700	4	(4,477)	—	(4)	—	—	—
Exercise of warrants into common stock	60,117	1	—	—	601	—	—	602
ATM Offering	6,100	—	—	—	66	—	—	66
Net loss	—	—	—	—	—	(4,991)	—	(4,991)
Total comprehensive loss	—	—	—	—	—	—	(103)	(103)
Balance at September 30, 2020	4,035,558	$40	21,473	$—	$391,545	$(388,298)	$(11)	$3,276

DELCATH SYSTEMS, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit), continued
(Unaudited)
(in thousands, except share and per share data)

	Common Stock Issued		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2019	14,715	$—	101	$—	$329,065	$(344,054)	$50	$(14,939)
Compensation expense for issuance of stock options	—	—	—	—	54	—	—	54
Compensation expense for issuance of restricted stock	20	—	—	—	4	—	—	4
Issuance of Series D Preferred Stock	—	—	15	—	150	—	—	150
Conversion of Series D Preferred Stock to Debt	—	—	(116)	—	(1,160)	—	—	(1,160)
Exercise of pre-funded warrants	5,885	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,894)	—	(7,894)
Total comprehensive income	—	—	—	—	—	—	7	7
Balance at March 31, 2019	20,620	$—	—	$—	$328,113	$(351,948)	$57	$(23,778)
Compensation expense for issuance of stock options	—	—	—	—	75	—	—	75
Exercise of prefunded warrants	5,399	—	—	—	—	—	—	—
Exchange of warrants	91	—	—	—	13	—	—	13
Net loss	—	—	—	—	—	(5,959)	—	(5,959)
Total comprehensive loss	—	—	—	—	—	—	(80)	(80)
Balance at June 30, 2019	26,110	$—	—	$—	$328,201	$(357,907)	$(23)	$(29,729)
Compensation expense for issuance of stock options	—	—	—	—	70	—	—	70
Issuance of Series E Preferred Stock	—	—	32,572	—	42,915	(13,340)	—	29,575
Issuance of Series E-1 Preferred Stock	—	—	9,510	—	14,408	(4,898)	—	9,510
Fair value of warrants issued	—	—	—	—	(20,844)	—	—	(20,844)
Net loss	—	—	—	—	—	(7,519)	—	(7,519)
Total comprehensive loss	—	—	—	—	—	—	112	112
Balance at September 30, 2019	26,110	$—	42,082	$—	$364,750	$(383,664)	$89	$(18,825)

*reflects a one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,127)	$(21,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	25	199
Restricted stock compensation expense	406	4
Depreciation expense	125	168
Amortization of right of use assets	492	1,535
Warrant liability fair value adjustment	2,832	(451)
Non-cash interest income	—	(23)
Equitization of expenses	—	1,474
Loss on issuance of financial instruments	—	1,715
Interest expense accrued related to convertible notes	120	33
Debt discount amortization	—	4,467
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(100)	43
(Increase) decrease in accounts receivable	(82)	564
(Increase) decrease in inventories	(185)	85
Increase in deferred offering costs	(268)	—
Decrease in accounts payable and accrued expenses	(3,784)	(4,289)
Decrease in deferred revenue	(256)	(360)
Decrease in operating lease liabilities	(466)	(1,488)
Decrease in other liabilities	—	(627)
Net cash used in operating activities	(18,268)	(18,322)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(708)	(2)
Net cash used in investing activities	(708)	(2)

Cash flows from financing activities:
Principal payments on financing leases	(26)	(49)
Net proceeds from the issuance of debt	—	3,719
Net proceeds from sale of Series D Preferred Stock	—	150
Net proceeds from sale of Series E Preferred Stock and warrants	—	26,510
Net payments related to reverse stock split	(106)	—
Net proceeds from Public Offering	19,377	—
Net proceeds from the exercise of warrants	601	—
Gross proceeds from ATM Offering	70	—
Issuance costs related to ATM Offering	(4)	—
Net cash provided by financing activities	19,912	30,330
Foreign currency effects on cash	(39)	(69)
Net increase in total cash	897	11,937

Total Cash:
Beginning of period	10,183	3,578
End of period	$11,080	$15,515

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$7	$4

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of Preferred Stock into common stock	$20	$—
Reclassification of 2019 warrants from liability to equity	$6,199	$—
Conversion of Series D Preferred Stock to debt	$—	$1,160
Exchange of 2019 warrants	$—	$13
Fair value of warrants issued		$20,844
Adoption of ASC 842 lease standard		$1,652
Right of use assets obtained in exchange for lease obligations	$729	$874

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”), which was filed with the Securities Exchange Commission (the “SEC”) on March 25, 2020 and may also be found on the Company’s website (www.delcath.com). In these notes to the condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

Description of Business

Delcath Systems, Inc. is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Delcath’s proprietary technology enables the administration of high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects.  In the United States, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is currently the focus of a Phase 3 pivotal trial.  HEPZATO is a combination drug device product regulated as a drug product by the United States Food and Drug Administration, or the FDA.   In Europe, the device is commercially available as a stand-alone device without drug under the trade name Delcath CHEMOSAT® Hepatic Delivery System for Melphalan (“CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our clinical development program (“CDP”) for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial in metastatic ocular melanoma, or mOM, and the ALIGN Trial, a global Phase 3 clinical trial for intrahepatic cholangiocarcinoma, or ICC (the “ALIGN Trial”).  The FOCUS trial initiated treatment on the final enrolled patient on October 2, 2020.  Presently, we have paused our work on the ALIGN trial while we reevaluate the trial design and are focusing our efforts on the FOCUS trial conclusion and subsequent NDA filing.  We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications which will maximize the value of the HEPZATO platform.  Whether we continue the ALIGN trial will be dependent on the relative value of the ICC indication versus other alternative indications.   In addition, our CDP also includes a registry for CHEMOSAT commercial cases performed in Europe and sponsorship of select investigator-initiated trials, or IITs.

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, a novel strain of coronavirus that causes Coronavirus disease (COVID-19), the Company experienced an impact on certain areas of its business.  These effects included a slowing of patient recruitment in the FOCUS trial and a reduction in the pace at which we can monitor data at our clinical trial sites.  The resulting delay in completing enrollment and additional time required to monitor data has caused our planned announcement for the top-line data from our FOCUS trial to shift to early 2021.  We now plan to submit a New Drug Application (NDA) to the FDA in the first quarter of 2022 for the treatment of mOM. The ability to achieve this goal is contingent on our ability to monitor data at our clinical sites and therefore the timeline may shift as access to the clinical sites changes in response to the rapidly evolving situation.  We have also experienced a decline in EU commercial product revenue and additional impacts to the business may arise that we are not aware of currently. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

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

Basis of Presentation

These interim condensed consolidated financial statements are unaudited and were prepared by the Company in accordance with generally accepted accounting principles in the United States of America (GAAP) and with the SEC’s instructions to Form 10-Q and Article 10 of Regulation S-X. They include the accounts of all entities controlled by Delcath and all significant inter-company accounts and transactions have been eliminated in consolidation. All historical share and per share amounts have been retrospectively adjusted for the one-for-seven hundred reverse stock split effected on December 24, 2019.

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2020 and 2019; however, certain information and footnote disclosures normally included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report, except for the following:

Deferred Offering Costs

Deferred offering costs are expenses directly related to an at-the-market offering of the Company’s common stock (the “ATM Offering”) (see Note 9), which is pursuant to a prospectus supplement which is part of a shelf registration that was declared effective by the SEC on December 31, 2018 (the “Shelf Registration”). These costs consist of legal, accounting, printing, and filing fees that the Company has capitalized, including fees incurred by the independent registered public accounting firm directly related to the offerings.  Deferred costs associated with the ATM Offering will be amortized to additional paid in capital on a pro-rata basis as the Company raises funds pursuant to the ATM Offering, with any remaining deferred offering costs charged to the results of operations at the end of the life of the Shelf Registration. As of September 30, 2020, the unamortized deferred offering costs were $268.0.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive; however, the changes will not significantly impact the Company due to the full valuation allowance that is recorded against the Company’s deferred tax assets.  ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company will adopt ASU 2019-12 in 2021.

(2)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheets. Restricted cash does not include required minimum balances.

Cash, cash equivalents, and restricted cash balances were as follows:

	September 30,	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$10,899	$10,002
Letters of credit	131	131
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$11,080	$10,183

(3)	Inventories

Inventories consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Raw materials	$376	$375
Work-in-process	463	279
Total inventories	$839	$654

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Clinical trial expenses	$1,497	$725
Insurance premiums	63	589
Other[1]	300	445
Total prepaid expenses and other current assets	$1,860	$1,759

1 Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% of prepaid expenses and other current assets at September 30, 2020 and December 31, 2019.

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,	Estimated
(in thousands)	2020	2019	Useful Life
Buildings and land	$1,109	$589	30 years - Buildings
Enterprise hardware and software	1,805	1,739	3 years
Leaseholds	1,808	1,695	Lesser of lease term or estimated useful life
Equipment	1,045	1,025	7 years
Furniture	203	198	5 years
Property, plant, and equipment, gross	5,970	5,246
Accumulated depreciation	(4,652)	(4,511)
Property, plant and equipment, net	$1,318	$735

On July 31, 2020, the Company exercised its option to purchase its 95-97 Park Road office location in Queensbury, NY for $460.3, pursuant to the terms of the lease agreement dated September 17, 2018, as amended on January 29, 2019 and further amended on July 31, 2020.

Depreciation expense for the three and nine months ended September 30, 2020 was approximately $32.7 and $124.7 as compared to approximately $45.8 and $168.0 for the same periods in 2019.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Clinical expenses	$2,919	$2,497
Compensation, excluding taxes	2,499	3,525
Other[1]	667	925
Total accrued expenses	$6,085	$6,947

1 Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at September 30, 2020 and December 31, 2019.

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

The following table summarizes the Company’s operating and financing leases as of and for the nine months ended September 30, 2020:

(in thousands)	US	Ireland	Total
Lease cost
Operating lease cost	$353	$156	$509
Financing lease cost	27	—	27
Sublease income	—	(162)	(162)
Total	$380	$(6)	$374

Other information
Operating cash flows out from operating leases	(353)	(156)	(509)
Operating cash flows in from operating leases	-	162	162
Operating cash flows out from financing leases	(26)	—	(26)
Right-of-use assets exchanged for new operating lease liabilities	729	—	729
Weighted average remaining lease term	2.4	0.8
Weighted average discount rate - operating leases	8%	8%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(in thousands)	US	Ireland	Total
Year ended December 31, 2020	$118	$55	$173
Year ended December 31, 2021	416	128	544
Year ended December 31, 2022	406	-	406
Year ended December 31, 2023	68	-	68
Total	1,008	183	1,191
Less present value discount	(86)	(7)	(93)
Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2020	$922	$176	$1,098

(8)	Outstanding Debt

On June 6, 2019, the Company entered into an agreement with two institutional investors, pursuant to which the investors agreed to transfer and surrender to the Company for cancellation, warrants to purchase 5,605 shares of the Company’s common stock (the “Series D Warrants”) and warrants to purchase 0.1 million shares of the Company’s common stock (the “Pre-Funded Series D Warrants”). Under the terms of the Purchase Agreement, the Company agreed to sell and issue to the investors 8% Senior Secured Promissory Notes in an aggregate principal amount of $2,000 and with a July 16, 2021 maturity date, in full payment and satisfaction of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants. This agreement was effective on July 15, 2019, upon the closing of the Company’s July 2019 Private Placement discussed in Note 9 herein and discussed further in Notes 10 and 11 to the Company’s audited consolidated financial statements contained in its Annual Report. Following the closing of the July 2019 Private Placement, the Company entered into an agreement under which the 8% Senior Secured Promissory Notes became convertible into shares of Series E Preferred Stock and Warrants (the “Unit”) at the price of $1,500 per Unit. The principal is recognized in Convertible notes payable, on the condensed consolidated balance sheet.

(9)	Stockholders’ Equity

Preferred Stock

Series E and Series E-1 Preferred Stock

On July 11, 2019, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which Delcath sold to investors an aggregate of 20,000 shares of our Series E convertible preferred stock, par value $0.01 per share, or the “Series E Preferred Stock”, at a price of $1,000 per share and a warrant, or a “2019 E Warrant”, to purchase a number of shares of common stock equal to the number of shares of common stock issuable upon conversion of the Series E Preferred Stock purchased by the investor, or the “July 2019 Private Placement”. In connection with the July 2019 Private Placement, the Company exchanged $11,800  of debt, interest and Series D Warrants for 11,500 shares of Series E Preferred Stock and related 2019 E Warrants, $100  in accounts payables for 149 shares of Series E Preferred Stock and related 2019 E Warrants and issued 923 shares of Series E Preferred Stock and related 2019 E Warrants to certain investors in exchange for a waiver of rights under exchange agreements signed in December 2018 and March 2019, or the “Debt Exchange”.

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

Each share of Series E Preferred Stock and Series E-1 Preferred Stock, or, collectively, the “Preferred Stock”, is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the current conversion price. At December 31, 2019, the conversion price was $23.04 and was subsequently adjusted to $10.00 upon the pricing of a $21,996 public offering of the Company’s common stock and warrants on May 5, 2020, as discussed further below. As a result of the price adjustment, the excess of the fair value of the common stock that will be received on conversion, measured on the price reset date, exceeded the original proceeds allocated to the Preferred Stock by $12,000. The holders of the Preferred Stock are entitled to receive dividends on shares of Preferred Stock equal (on an “as converted” basis) to and in the same form as dividends paid on shares of the common stock. Any such dividends that are not paid to the holders of the Preferred Stock will increase the stated value. No other dividends will be paid on shares of Preferred Stock.

Each 2019 Warrant had an exercise price equal to $23.04 per share at December 31, 2019. The exercise price was subsequently adjusted to $10.00 per share upon the pricing of a $21,996 offering on May 5, 2020, as discussed further below, which resulted in the recognition of a $54.5 deemed dividend. The 2019 Warrants are exercisable until 5:00 p.m. (NYC time) on December 24, 2024.

As of September 30, 2020, there were 21,473 shares of Preferred Stock outstanding and 1,826,579 2019 Warrants outstanding.

Public Offering

On May 5, 2020, the Company closed a public offering of 1,823,000 shares of common stock, 377,000 pre-funded warrants and Series F warrants to purchase 2,224,900 shares of common stock at an exercise price of $10.00 per share (the “Public Offering”). Delcath received gross proceeds of approximately $21,996 from the offering, before deducting the underwriting discount and estimated offering expenses. As a result of the Public Offering, the Preferred Stock conversion price was adjusted to $10.00 per share and the exercise price of the 2019 Warrants was adjusted to $10.00 per share and neither instrument is subject to further price resets.

At-the-Market Offering

On August 18, 2020, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, as sales agent or principal, shares of the Company’s common stock, (the “Placement Shares”), having an aggregate offering price of up to $10,000 (the “ATM Offering”).  The Company has no obligation to sell any Placement Shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market, to sell Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of Placement Shares, reimburse Cantor Fitzgerald’s legal fees and disbursements up to $50.0 and provide Cantor Fitzgerald with customary indemnification and contribution rights. The sales agreement may be terminated by Cantor Fitzgerald or the Company upon notice to the other party as provided in the sales agreement, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the Placement Shares or to enforce contracts for the sale of the Placement Shares.

In connection with the ATM Offering, in consideration for a fee equal to 1.05% of the gross sales price per share sold in the ATM Offering, ROTH Capital Advisors, LLC (“Roth”) waived, solely with respect to the ATM Offering, (i) Roth’s right, pursuant to certain engagement letters dated August 14, 2019 and January 13, 2020 between Roth and the Company, to act as placement agent or underwriter with respect to offerings of the Company’s securities and to receive a minimum of 35% of the fees paid to the agents or underwriters for such offerings and (ii) the lock-up provision included in a certain Underwriting Agreement dated May 1, 2020 between Roth and the Company requiring the prior written consent of Roth for any offer or sale of the Company’s common stock by the Company during the 90-day period following the date of the Underwriting Agreement.

Rosalind Master Fund L.P. and Rosalind Opportunities Fund I L.P. (together, “Rosalind”) waived, solely with respect to the ATM Offering, Rosalind’s right, pursuant to that certain Support and Conversion Agreement dated March 11, 2020 between Rosalind and the Company, as amended, to participate in any offer or sale of the Company’s common stock by the Company occurring within a two-year period.

On August 18, 2020, the Company and the holders of a requisite number of shares of the Company’s Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock and related warrants (the “Holders”) entered into an Amendment to those certain Securities Purchase Agreements, dated July 11, 2020 and August 15, 2019, among the Company and the parties signatory thereto, for the purpose of clarifying that offerings of the Company’s common stock in “at the market” transactions are excluded from the rights of the holders set forth therein.

Through September 30, 2020, the Company sold 6,100 shares of common stock for aggregate gross proceeds of $70.5 pursuant to the ATM Offering.

Other Common Stock Issuances

During the nine months ended September 30, 2020 the Company issued 2,000,224 shares of the Company’s common stock pursuant to conversions of Preferred Stock.

During the nine months ended September 30, 2020, the Company issued 6,000 shares of common stock associated with the exercise of pre-funded warrants and 60,117 shares of common stock associated with other warrants.

During the nine months ended September 30, 2020, the Company issued 72,976 shares of common stock as compensation.

2020 Omnibus Equity Incentive Plan

On September 30, 2020 (the “Effective Date”), the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors.  If subsequently approved by the Company’s stockholders, the 2020 Plan will continue in effect until the tenth anniversary of the Effective Date, or until earlier terminated by the Board. The 2020 Plan will be administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. There are 675,000 shares of common stock reserved under the 2020 Plan, of which all remained available to be issued as of September 30, 2020 (see Note 14 – Subsequent Events – Option Grants for details of awards granted on October 1, 2020).  Upon stockholder approval of the 2020 Plan, no further grants of awards will be made under the 2019 Equity Incentive Plan.

Share-Based Compensation

The Company’s 2019 Equity Incentive Plan (the “Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants, and advisors are eligible to receive grants under the Plan.  The maximum number of shares reserved for issuance under the Plan is 2,142.  Options to purchase shares of common stock are granted at exercise prices not less than 100% of fair value on the dates of grant. As of September 30, 2020, the Plan had approximately 1,643 shares available for grant.

The following is a summary of stock option activity under the Plan for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	1,640	$196.70	9.1	$—
Granted	—
Exercised	—
Cancelled/Forfeited	(1,141)
Outstanding at September 30, 2020	499	$196.70	8.4	$—
Exercisable at September 30, 2020	499	$196.70	8.4	$—

At September 30, 2020, there was no unrecognized compensation expense related to non-vested share-based compensation awards under the Plan. The following is a summary of share-based compensation expense in the statement of operations for the three and nine months ended September 30, 2020

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Selling, general and administrative	$—	$54	$655	$160
Research and development	—	16	5	43
Total	$—	$70	$660	$203

Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2020:

	Warrants	Exercise Price per Share	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Outstanding at December 31, 2019	1,826,608	$7.00 - $23.04	$23.04	5.0
Issued	2,601,900		10.00
Exercised	(66,117)		9.09
Expired	(18)		7.00
Outstanding at September 30, 2020	4,362,373	$0.01- $10.00	$9.15	4.5

As of September 30, 2020, warrants to purchase 371,000 shares of common stock were pre-funded, and the exercise price was $0.01 per share. The remaining warrants were exercisable at $10.00 per share. Each 2019 Warrant had an exercise price equal to $23.04 per share at December 31, 2019. The exercise price was subsequently adjusted to $10.00 per share upon the pricing of a $22,000 offering on May 5, 2020, as discussed below, which resulted in the recognition of a $54.5 deemed dividend.

(10)	Fair Value Measurements

As a result of the expiration of certain provisions in the 2019 Warrants, the 2019 Warrants were reclassified from liability to equity on February 19, 2020.

The table below presents the activity within Level 3 of the fair value hierarchy for the nine months ended September 30, 2020:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

(in thousands)	Warrant Liability
Balance at December 31, 2019	$3,368
Total change in the liability included in earnings	2,832
Fair value of warrants reclassified from liability to equity	(6,200)
Balance at September 30, 2020	$—

The fair value of the outstanding warrants at February 19, 2020, the date the 2019 Warrants were no longer classified as a liability, and December 31, 2019 was determined by using option pricing models with the following assumptions:

	February 19,	December 31,
	2020	2019
Expected life (in years)	4.3	4.6
Expected volatility	208.2%	207.5%
Risk-free interest rates	1.4%	1.7%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall in accordance with ASC 820.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
(in thousands)	Level 1		Level 2		Level 3		Total
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$—	$3,368	$—	$3,368

(11)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2020 and 2019 because their effects would be anti-dilutive:

	September 30,
	2020	2019
Stock options	499	1,643
Common stock warrants - equity	3,991,373	-
Common stock warrants - liabilities	—	1,001,962
Common stock reserved for conversion of preferred shares	2,147,394	1,001,962
Assumed conversion of convertible notes	146,288	31,746
Total	6,285,554	2,037,313

The following table reconciles net loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share data)	2020	2019	2020	2019
Net loss	$(4,991)	$(7,519)	$(17,127)	$(21,371)
Deemed dividend for triggering of warrant down round feature	—	—	(55)	—
Net loss attributable to common stockholders	$(4,991)	$(7,519)	$(17,182)	$(21,371)

Weighted average shares outstanding - basic*	4,288,593	101,862	2,217,611	102,956
Weighted average shares outstanding - diluted*	4,288,593	101,862	2,217,611	102,956

Net loss per share - basic*	$(1.16)	$(73.82)	$(7.75)	$(207.58)
Net loss per share - diluted*	$(1.16)	$(73.82)	$(7.75)	$(207.58)

* reflects, one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

At September 30, 2020, the Company had 371,000 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average shares issued	3,917,593	25,587	2,015,863	26,681
Weighted average pre-funded warrants	371,000	76,275	201,748	76,275
Weighted average shares outstanding	4,288,593	101,862	2,217,611	102,956

(12)	Taxes

As discussed in Note 14 Income Taxes of the Company’s Annual Report, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in its balance sheets.

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

During the nine months ended September 30, 2020 the Company settled intercompany debt of its two Ireland subsidiaries, Delcath Systems Limited and Delcath Holdings Limited, as capital contributions. During the nine months ended September 30, 2020, Delcath Holdings Limited ceased operations with an intent to liquidate after the receipt of tax clearance. When Delcath Holdings Limited liquidates, the Company will generate a $20,000 U.S. deferred tax benefit from a loss on its investment, which may be subject to limitations under Internal Revenue Code Sections 382 and 383 and will be fully offset by a valuation allowance.

(13)	Commitments and Contingencies

Litigation, Claims and Assessments

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and Chief Executive Officer, and Barbra Keck, the Company’s former Chief Financial Officer (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations to the Claimants. In a letter dated, June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants seek payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1,140 in the aggregate, as well as unspecified statutory damages under New York Labor Law, attorneys’ fees and costs, and statutory interest. The Company intends to defend the claims vigorously. The arbitrator has scheduled hearings to take place during the week of May 17, 2021. However, the Claimants and the Company have recently agreed to participate in non-binding mediation of their dispute before a neutral mediator, which will result in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process. At this time, the Company is unable to predict the timing for the mediation process, nor whether mediation will result in an amicable resolution of its dispute with the Claimants. As of September 30, 2020, the Company has accrued for the full purported unpaid compensation amounts.

Operating Leases

Pursuant to a 2014 sublease agreement (the “2014 Sublease”) and a 2015 sublease agreement (the “2015 Sublease”) the Company subleased portions of its leased premises in Dublin, Ireland to a sublessee. On May 15, 2020, the Company and its sublessee entered into amendments to the 2014 Sublease and 2015 Sublease pursuant to which (i) the 2014 Sublease and 2015 Sublease were extended from May 31, 2020 to August 2, 2021, (ii) effective  July 1, 2020, the leased premises under the 2015 Sublease would be expanded to include an additional 4,999 square feet of space, and (iii) effective July 1, 2020, the rent under the 2015 Sublease would increase from approximately $14.6 per month to $20.6 per month. The Company analyzed the terms of the amended 2014 Sublease and 2015 Sublease and determined that its ROU asset for the master operating lease was not impaired as a result of the amendments.

On June 25, 2020, the Company entered into a sub-lease agreement (the “2021 Sub-Lease”) with its current sublessee under the 2014 Sublease and 2015 Sublease pursuant to which, effective August 2, 2021, the current sublessee would become the lessee and the Company would then sub-lease its portion of the premises from the current sublessee.  The Company rent under the 2021 Sub-Lease will be approximately $3.7 per month for a term of five years.  Aside from the 2021 Sub-Lease, the Company has no operating or financing leases that have not yet commenced.

On September 22, 2020,  the Company entered into an amendment (the “Second Amendment to Sublease”) to a sub-lease agreement executed in March 2016 for approximately 6,877 square feet of office space at 1633 Broadway, New York, NY. The term began in April 2016 and under the terms of the Second Amendment to Sublease is extended through February 2023 and provides for total annual base rent of $405.7.

(14)	Subsequent Events

Stock Warrant Exercises

Subsequent to September 30, 2020, warrants to purchase 9,653 shares of the Company’s common stock with an exercise price of $10.00 per share were exercised for proceeds of $93.5.

Common Stock Sold -  ATM Offering

Subsequent to September 30, 2020 71,544 shares of the Company’s common stock were sold in the ATM Offering at the prevailing market prices for proceeds of $814.7.

Officer Appointment – Chief Executive Officer

On October 1, 2020, Gerard Michel was appointed as the Company’s new Chief Executive Officer and a Class I Director.  Pursuant to an employment agreement dated as of August 31, 2020 between the Company and Mr. Michel (the “Employment Agreement”), the term of Mr. Michel’s employment began on October 1, 2020. Under the Employment Agreement, Mr. Michel will receive an annual base salary of $450 subject to annual review by the Board’s Compensation and Stock Option Committee, and will be eligible to participate in the Company’s annual incentive plan with a target annual cash bonus equal to 50% of his then-current base salary.  In addition, the Company will reimburse Mr. Michel up to $6.5 per month to cover his temporary expenses incurred in connection with traveling to and living in the New York City tristate area to work onsite at the Company’s principal corporate office for the initial eighteen (18) months of his employment.

Pursuant to the Employment Agreement, on October 1, 2020, the Company granted to Mr. Michel a nonqualified and non-plan stock option to purchase 498,000 shares of the Company’s common stock.  The option vests ratably over a 36-month period. The exercise price of the option is equal to (i) $11.67 per share , the closing trading price per share of the Company’s common stock on October 1, 2020 as to the first 396,000 option shares to vest, (ii) 1.5 times the closing trading price per share of the Company’s common stock on October 1, 2020 as to the next 51,000 option shares to vest and (iii) 2.0 times the closing trading price per share of the Company’s common stock on October 1, 2020 as to the remaining 51,000 option shares to vest.

If Mr. Michel resigns his at-will employment for Good Reason, as defined, or the Company terminates Mr. Michel’s employment other than for Cause, as defined, then Mr. Michel shall be entitled to his accrued and unpaid compensation and, subject to him entering into and not revoking a general release of claims in favor of the Company and fully complying with the terms of an Employee Confidentiality, Invention Assignment and Restrictive Covenants Agreement (the “Restrictive Covenants Agreement”), Mr. Michel shall also be entitled to: (a) a severance payment equal in the aggregate to twelve (12) months of his annual base salary at the time of termination, payable in twelve (12) equal monthly installments; and (b) specified continuing health plan benefits until the earlier of (i) the twelve (12) month anniversary of his termination date; (ii) the last day he’s eligible for coverage pursuant to COBRA; or (iii) the date on which he becomes eligible for similar coverage from another employer.

Officer Appointment – Chief Operating Officer

On October 1, 2020, John Purpura was elevated to the position of Chief Operating Officer and he resigned from his position as the Company’s Interim Chief Executive Officer.  In connection with his promotion, Mr. Purpura will be paid an annual base salary of $385 and will have an annual bonus opportunity of up to 45% of his annual base salary.

Option Grants

On October 1, 2020, the Company granted ten-year options to directors and employees to purchase an aggregate of 550,000 shares of common stock at an exercise price of $11.67 per share, subject to shareholder approval of the pending 2020 Plan. The options vest ratably on a monthly basis over 36 months.

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

All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to Delcath Systems, Inc., and its subsidiaries unless the context indicates otherwise.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Quarterly Report on Form 10-Q in Part II, Item 1A under “Risk Factors” as well as in Part I, Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 in Item 1A under “Risk Factors” as well as in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•	the commencement of future clinical trials and the results and timing of those clinical trials;
•	our ability to successfully commercialize CHEMOSAT and HEPZATO, generate revenue and successfully obtain reimbursement for the procedure and Delcath Hepatic Delivery system;
•	the progress and results of our research and development programs;
•	our expectations about the COVID-19 pandemic and any potential disruption or impact to our operations;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully source certain components of the system and enter into supplier contracts;
•	our ability to successfully manufacture CHEMOSAT and HEPZATO;
•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Company Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, HEPZATO is approved for sale under the trade name Delcath CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used as a stand-alone device at major medical centers to treat a wide range of cancers of the liver.

Our research and development efforts are primarily focused on ocular melanoma liver metastases.  There are numerous other cancers which metastasize to the liver and for which there is a high unmet medical need. Follow-on indications under strategic assessment include intrahepatic cholangiocarcinoma, metastatic neuroendocrine tumors, metastatic breast cancer and metastatic colorectal cancers.

Our clinical development program (“CDP”) for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma, or mOM, and the ALIGN Trial, a global Phase 3 clinical trial for intrahepatic cholangiocarcinoma, or ICC (the “ALIGN Trial”).  The FOCUS trial initiated treatment on the final enrolled patient on October 2, 2020. Presently, we have paused our work on the ALIGN trial while we reevaluate the trial design and in order to be able to concentrate our efforts on the FOCUS trial conclusion and subsequent NDA filing. We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications which will maximize the value of the HEPZATO platform.  Whether we continue the ALIGN trial will be dependent on the relative value of the ICC indication versus other alternative indications.   In addition, our CDP also includes a registry for CHEMOSAT commercial cases performed in Europe and sponsorship of select investigator-initiated trials or IITs.

In the United States, HEPZATO is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration, or the FDA. The FDA has granted Delcath six orphan drug designations (five for melphalan in ocular melanoma, cutaneous melanoma, cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the hepatocellular carcinoma indication).  HEPZATO has not been approved for sale in the United States.

In Europe, our CHEMOSAT product is regulated as a Class IIb medical device and received its CE Mark in 2012. We are commercializing the CHEMOSAT hepatic delivery system in select markets in the United Kingdom and the European Union, or EU, where we believe the prospect of securing reimbursement coverage for the use of CHEMOSAT is strongest.

Recent Developments

Strengthening of Leadership Team

The Company’s Board of Directors appointed Gerard Michel as the Chief Executive Officer of the Company, effective October 1, 2020. Mr. Michel also serves as a member of the Company’s Board of Directors. Prior to joining the Company, Mr. Michel was the Chief Financial Officer and Vice President of Corporate Development at Vericel Corporation and was a key member of the executive team that successfully restructured Vericel enabling it to become a commercial leader in the fields of advanced Cell Therapy and specialty Biologics.

In addition to Mr. Michel’s appointment as CEO, John Purpura, was appointed as Chief Operating Officer, effective October 1, 2020. Mr. Purpura’s leadership and operational excellence in areas of regulatory affairs, manufacturing and distribution have been a critical component of preparing the Company for its planned New Drug Application (NDA) resubmission to the FDA in the first quarter of 2022.

COVID-19

The COVID-19 pandemic has affected many countries, including the United States and several European countries, where we are currently conducting our FOCUS Trial and ALIGN Trial. In response to the pandemic, hospitals participating in the trials in affected countries have taken a number of actions, including restricting elective and other procedures that are not deemed to be life-threatening, suspending clinical trial activities and limiting access to data monitoring. As a result, patients enrolled in our clinical trials have had the start of their treatments postponed and ongoing treatment regimens may be delayed. In addition, access to monitor trial data has decreased, causing an increase in the timelines to complete the FOCUS trial. We currently expect to announce top-line data from our FOCUS trial in early-2021 and submit an NDA to the FDA in the first quarter of 2022.

The extent to which the COVID-19 pandemic continues to affect our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of COVID-19, and the effectiveness of governmental actions in response to the pandemic. Furthermore, the spread of COVID-19 may materially and adversely affect our ability to recruit and retain patients.

We expect that actions taken in response to the COVID-19 pandemic will also materially and adversely affect the EU commercial sales of CHEMOSAT. As noted above, some hospitals are restricting procedures that are not deemed to be life-threatening at this time. Because CHEMOSAT is not deemed to be an essential procedure, we expect that the number of procedures performed could potentially decline. While we do not expect revenues from CHEMOSAT procedures to be material to us, a decrease in the number of procedures performed would adversely affect our expected revenues and our financial results.

The COVID-19 pandemic has delayed and could further adversely affect our ability to obtain regulatory approval and commercialize our products according to current timelines, increase our operating expenses, and could have a material adverse effect on our financial results. The situation continues to rapidly change and additional impacts to our business may arise that we are not aware of currently. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

Medical Device Directive Transition to Medical Device Regulation

The European Commission recently reviewed the Medical Device Directive legislative framework and promulgated REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC. This new Medical Device Regulation became effective on May 25, 2017, marking the start of a 3-year transition period for manufacturers selling medical devices in Europe to comply with the new medical device regulation, or MDR, which governs all facets of medical devices. The transition task is highly complex and touches every aspect of product development, manufacturing production, distribution, and post marketing evaluation.  As a result of the worldwide COVID-19 pandemic, on April 17, 2020, the European Parliament adopted the European Commission’s proposal to postpone the implementation of the MDR (EU) 2017/745 by 12 months. This urgently drafted proposal to delay the MDR is in response to the exceptional circumstances associated with the COVID-19 pandemic and the potential impact it may have had on the MDR implementation. The new Date of Application (DoA) for the MDR will be May 26, 2021.

Effectively addressing these changes will require a complete review of our device operations to determine what is necessary to comply. We do not believe the MDR regulatory changes will impact our business at this time, though implementation of the medical device legislation may adversely affect our business, financial condition and results of operations or restrict our operations.

At-the-Market Offering

On August 18, 2020, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, as sales agent or principal, shares of the Company’s common stock, (the “Placement Shares”), having an aggregate offering price of up to $10.0 million (the “ATM Offering”).  The Company has no obligation to sell any Placement Shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market, to sell Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of Placement Shares, reimburse Cantor Fitzgerald’s legal fees and disbursements up to $50,000 and provide Cantor Fitzgerald with customary indemnification and contribution rights. The sales agreement may be terminated by Cantor Fitzgerald or the Company upon notice to the other party as provided in the sales agreement, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the Placement Shares or to enforce contracts for the sale of the Placement Shares.

In connection with the ATM Offering, in consideration for a fee equal to 1.05% of the gross sales price per share sold in the ATM Offering, ROTH Capital Advisors, LLC (“Roth”) waived, solely with respect to the ATM Offering, (i) Roth’s right, pursuant to certain engagement letters dated August 14, 2019 and January 13, 2020 between Roth and the Company, to act as placement agent or underwriter with respect to offerings of the Company’s securities and to receive a minimum of 35% of the fees paid to the agents or underwriters for such offerings and (ii) the lock-up provision included in a certain Underwriting Agreement dated May 1, 2020 between Roth and the Company requiring the prior written consent of Roth for any offer or sale of the Company’s common stock by the Company during the 90-day period following the date of the Underwriting Agreement.

Rosalind Master Fund L.P. and Rosalind Opportunities Fund I L.P. (together, “Rosalind”) waived, solely with respect to the ATM Offering, Rosalind’s right, pursuant to that certain Support and Conversion Agreement dated March 11, 2020 between Rosalind and the Company, as amended, to participate in any offer or sale of the Company’s common stock by the Company occurring within a two-year period.

On August 18, 2020, the Company and the holders of a requisite number of shares of the Company’s Series E Convertible Preferred Stock and Series E-1 Convertible Preferred Stock and related warrants (the “Holders”) entered into an Amendment to those certain Securities Purchase Agreements, dated July 11, 2020 and August 15, 2019, among the Company and the parties signatory thereto, for the purpose of clarifying that offerings of the Company’s common stock in “at the market” transactions are excluded from the rights of the holders set forth therein.

FDA Conditional Acceptance of HEPZATO KITTM tradename

On September 9, 2020, the FDA issued its conditional acceptance of the trade name HEPZATO™ KIT for the Company’s melphalan hydrochloride for injection/hepatic delivery system. A request for final approval for HEPZATO™ KIT will be included when the Company submits an NDA for the treatment of mOM.

Results of Operations for the three and nine months ended September 30, 2020

Three months ended September 30, 2020 Compared with Three months ended September 30, 2019

Revenue

We had revenue of approximately $0.5 million for the three months ended September 30, 2020 compared to $0.4 million for the three months ended September 30, 2019.

Cost of Goods Sold

For the three months ended September 30, 2020, we recorded cost of goods sold of approximately $0.2 million compared to $0.2 million for the three months ended September 30, 2019.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the three months ended September 30, 2020 and 2019, research and development expenses increased to $3.3 million from $1.8 million. In February of 2019, cash constraints resulted in certain activities related to the FOCUS trials, such as new patient enrollment, site level data entry and site monitoring, to be paused. In January of 2020, these activities resumed resulting in an increase in research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended September 30, 2020 and 2019, selling, general and administrative expenses were $2.0 million and $4.0 million, respectively. The decrease is primarily related to reduced personnel expenses as a result of reduced headcount.

Other Income/Expense

Other income/expense is primarily related to income or expense associated with financial instruments. For the three months ended September 30, 2020 and 2019, other income/expense was a negligible expense and $1.9 million of expense, respectively.  The prior year period included a $1.7 million loss on the issuance of a financial instrument and $0.7 million of interest expense, partially offset by a $0.4 million gain in the fair value of a warrant liability. The decrease in the note principal balance from $10.5 million at June 30, 2019 to $2.0 million at September 30, 2019 and September 30, 2020 is the primary reason for the decrease in interest expense.

Net Loss

Our net loss for the three months ended September 30, 2020 was $5.0 million, a decrease of $2.5 million compared to net loss of $7.5 million for the three months ended September 30, 2019. The decrease in net loss is primarily due to the $1.9 million decrease in other income/expense and a $0.5 million decrease in operating expenses.

Nine months ended September 30, 2020 Compared with Nine months ended September 30, 2019

Revenue

We had revenue of approximately $1.1 million for the nine months ended September 30, 2020 compared to $1.1 million for the nine months ended September 30, 2019.

Cost of Goods Sold

For the nine months ended September 30, 2020, we recorded cost of goods sold of approximately $0.4 million compared to $0.4 million for the nine months ended September 30, 2019.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the nine months ended September 30, 2020 and 2019, research and development expenses increased to $8.5 million from $6.8 million. In February of 2019, cash constraints resulted in certain activities related to the FOCUS trials, such as new patient enrollment, site level data entry and site monitoring, to be paused. In January of 2020, these activities resumed resulting in an increase in research and development expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the nine months ended September 30, 2020 and 2019, selling, general and administrative expenses were $6.6 million and $9.2 million, respectively. The decrease is primarily related to reduced personnel expenses as a result of reduced headcount.

Other Income/Expense

Other income/expense is primarily related income or expense associated with financial instruments.  For the nine months ended September 30, 2020 and 2019, other income/expense was $2.8 million of expense and $6.0 million of expense, respectively.  The current year period included a $2.8 million loss in the fair value of a warrant liability and $0.2 million of interest expense, partially offset by $0.2 million of other income.  The prior year period included $4.7 million of interest expense and a $1.7 million loss on the issuance of a financial instrument, partially offset by a $0.4 million gain in the fair value of a warrant liability. The decrease in the note principal balance from $10.5 million at June 30, 2019 to $2.0 million at September 30, 2019 and 2020 is the primary reason for the decrease in interest expense.

Net Loss

Our net loss for the nine months ended September 30, 2020 was $17.1 million, a decrease of $4.3 million, compared to the net loss of $21.4 million for the nine months ended September 30, 2019. The decrease in net loss is primarily due to the $3.2 million decrease in other income/expense and a $1.0 million decrease in operating expenses.

Liquidity and Capital Resources

In May 2020, we consummated an underwritten public offering resulting in gross proceeds of approximately $22.0 million. In August 2020, we launched an at-the market offering of our common stock at an aggregate offering price of up to $10 million. We expect that the ongoing ATM Offering (see Note 9), and our existing cash resources will be sufficient to fund our expected operations through the second quarter of 2021, however since the proceeds from the ATM Offering are contingent on a variety of factors, including price and volume, we may choose or need to raise capital through other means prior to that.  Beyond the second quarter we will need to raise additional capital to support our operations.  We expect that any such financing activity will involve the public or private offering of our equity and/or equity-related securities. If we are unable to obtain sufficient capital to fund our operations, we would be required to curtail certain aspects of our operations or consider other means of obtaining additional financing, although there is no guarantee that we would be able to obtain the financing necessary to continue our operations.

At September 30, 2020, we had cash, cash equivalents and restricted cash totaling $11.1 million, as compared to cash, cash equivalents and restricted cash totaling $10.2 million at December 31, 2019 and $15.5 million at September 30, 2019. During the three and nine months ended September 30, 2020 and 2019, we used $18.3 million and $18.3 million, respectively, of cash in our operating activities.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations.

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

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP).  During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We may be minimally exposed to market risk through changes in market interest rates that could affect the interest earned on our cash balances.

We measure all derivatives, including certain derivatives embedded in contracts, at fair value and recognize them on the balance sheet as an asset or a liability, depending on our rights and obligations under the applicable derivative contract.

The proceeds allocated to the warrants we issued in 2019 (the “2019 Warrants”) were initially classified as derivative instrument liabilities that were subject to mark-to-market adjustments each period and were reclassified to equity during the first quarter of 2020. During the nine months ended September 30, 2020, we recorded a pre-tax derivative instrument loss of $2.8 million. As a result of the reclassification from liability to equity, there was no derivative liability on the balance sheets at September 30, 2020. Management expects that the warrants outstanding at September 30, 2020 will either be exercised or expire worthless. The fair value of the 2019 Warrants at February 19, 2020, the date the 2019 Warrants were no longer classified as a liability, and December 31, 2019 was determined by using option pricing models assuming the following:

	February 19,	December 31,
	2020	2019
Expected life (in years)	4.3	4.6
Expected volatility	208.2%	207.5%
Risk-free interest rates	1.4%	1.7%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Principal Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as define in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling our products or engaging in other activities.

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and CEO, and Barbra Keck, the Company’s former CFO (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations. In a letter dated, June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants seek payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1.14 million in the aggregate, as well as unspecified statutory damages under New York Labor Law, attorneys’ fees and costs, and statutory interest. The arbitrator has scheduled hearings to take place during the week of May 17, 2021. However, the Claimants and the Company have recently agreed to participate in non-binding mediation of their dispute before a neutral mediator, which will result in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process. At this time, the Company is unable to predict the timing for the mediation process, nor whether mediation will result in an amicable resolution of its dispute with the Claimants. The Company intends to defend the claims vigorously.

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

On November 11, 2020, the Company issued a press release reporting its financial results for the fiscal quarter ended September 30, 2020, a copy of which is furnished as Exhibit 99.4 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description

1.1

Controlled Equity Offering SM Sales Agreement, dated August 18, 2020, between Delcath Systems, Inc., and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on August 18, 2020)***

10.1	Employment Agreement dated August 31, 2020, between Delcath Systems, Inc., and Gerard Michel. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 1, 2020)***#

10.2

Inducement Award Stock Option Award Agreement dated October 1, 2020, between Delcath Systems, Inc., and Gerard Michel. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 1, 2020)***#

10.3

Employee Confidentiality, Invention Assignment and Restrictive Covenants Agreement, dated August 31, 2020, between Delcath Systems, Inc., and Gerard Michel. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 1, 2020)***#

10.4	Second Amendment to Sublease, dated September 22, 2020, between Delcath Systems, Inc., and Kasowitz Benson Torres LLP.*

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Interim Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Interim Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99.1	Limited Waiver dated July 17, 2020, between Delcath Systems, Inc. and ROTH Capital Partners, LLC. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on August 18, 2020)***

99.2

Limited Waiver, dated July 10, 2020, between Delcath Systems, Inc. and Rosalind Master Fund L.P. and Rosalind Opportunities Fund I L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on August 18, 2020)***

99.3

Amendment to Securities Purchase Agreements, dated as of August 18, 2020, among Delcath Systems, Inc., and the other parties thereto. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on August 18, 2020)***

99.4	Third Quarter 2020 Earnings Press Release**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Previously filed.
#	Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 6 of this Quarterly Report on Form 10-Q

DELCATH SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2020	DELCATH SYSTEMS, INC.

/s/ Gerard Michel
Gerard Michel
Chief Executive Officer

November 12, 2020	/s/ Christine Padula
Christine Padula
Interim Principal Accounting Officer