Form 10-K
period 2020-12-31
DELCATH SYSTEMS, INC.
filed 2021-03-31
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020

☐	Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 001-16133

DELCATH SYSTEMS, INC.

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway, Suite 22C New York, NY	10019
(Address of principal executive offices)	(Zip Code)

212-489-2100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	DCTH	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.	Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐ No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on the Nasdaq

Capital Market of $10.25 per share, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $33,970,837.

At March 31, 2021, the registrant had outstanding 6,251,257 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the period ended December 31, 2020 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2020 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in Item 1A under “Risk Factors” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•	the commencement of future clinical trials and the results and timing of those clinical trials;
•	our ability to successfully commercialize CHEMOSAT and HEPZATO, generate revenue and successfully obtain reimbursement for the procedure and system;
•	the progress and results of our research and development programs;
•	submission and timing of applications for regulatory approval and approval thereof;
•	our ability to successfully source certain components of CHEMOSTAT and HEPZATO and enter into supplier contracts;
•	our ability to successfully manufacture CHEMOSAT and HEPZATO;
•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

This Annual Report on Form 10-K and the information incorporated herein by reference may include trademarks, service marks and trade names owned or licensed by us, including CHEMOFUSE, CHEMOSAT, CHEMOSATURATION, DELCATH, HEPZATO, HEPZATO KIT, PHP and THE DELCATH PHP SYSTEM. Solely for convenience and readability, trademarks, and trade names, including logos, artwork and other visual displays, may appear in a non-traditional trademark usage manner, including without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. All trademarks, service marks and trade names included or incorporated by reference into this Annual Report on Form 10-K are the property of the Company or the Company’s licensor, as applicable.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
•

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. We received a complete response letter from the FDA declining to approve our existing New Drug Application, or NDA, in its current form.

•	The Company does not expect to generate significant revenue for the foreseeable future.

•	Continuing losses may exhaust our capital resources.
•

If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT and HEPZATO, complete our clinical trials or conduct future product development and clinical trials.

•	Our failure to obtain, or delays in obtaining, regulatory approvals may have a material adverse effect on our business, financial condition and results of operations.
•

We have obtained the right to affix the CE Mark for the CHEMOSAT Hepatic Delivery System as a medical device for the delivery of melphalan. Since we may only promote the device within this specific indication, if physicians are unwilling to obtain melphalan separately for use with CHEMOSAT, our ability to commercialize CHEMOSAT in the EU will be significantly limited.

•	We are subject to significant ongoing regulatory obligations and oversight in the EU and will be subject to such obligations in any other country where we receive marketing authorization or approval.
•	The development and approval process in the United States will take many years, require substantial resources and may never lead to the approval of HEPZATO by the FDA for use in the United States.
•	Even if we obtain regulatory approval for HEPZATO in the United States, our ability to market HEPZATO would be limited to those uses that are approved.
•	If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market HEPZATO for other indications.
•	We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
•

We rely on third parties to conduct certain elements of the clinical trials for CHEMOSAT and HEPZATO, and if these third parties do not perform their obligations to us, we may not be able to obtain regulatory approvals for our system.

•

Purchasers of CHEMOSAT in the EU may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, commercialization of CHEMOSAT in the EU may not be successful.

•	The success of our products may be harmed if the government, private health insurers or other third-party payers do not provide sufficient coverage or reimbursement.
•	CHEMOSAT and HEPZATO may not achieve sufficient acceptance by the medical community to sustain our business.
•

We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

•

Compliance with laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly, particularly in light of increased focus on privacy issues in countries around the world, including the U.S. and the EU.

•

Changes in health care law and implementing regulations, including government restrictions on pricing and reimbursement, as well as health care policy and other health care payor cost-containment initiatives, may have a material adverse effect on us.

•	The “Novel Coronavirus Disease 2019” (“COVID-19”) pandemic has materially and adversely affected our clinical trial operations and may materially and adversely affect our financial results.
•	Consolidation in the healthcare industry could lead to demands for price concessions.
•

If we cannot maintain or enter into acceptable arrangements for the production of melphalan and other chemotherapeutic agents we will be unable to successfully commercialize HEPZATO in the United States or complete our global Phase 3 trial in ocular melanoma liver metastases, registration trial in ICC, or any future clinical trials.

•	If we cannot successfully manufacture CHEMOSAT and HEPZATO, our ability to develop and commercialize the system would be impaired.
•

Even if we receive FDA or other foreign regulatory approvals, we may be unsuccessful in commercializing HEPZATO in markets outside the EU, because of inadequate infrastructure or an ineffective commercialization strategy.

•	Our plan to use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and HEPZATO may not be successful.

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

Company Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is a drug/device combination product. HEPZATO is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our commercial product is a stand-alone medical device and is approved for sale under the trade name CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

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

In the United States, HEPZATO is considered a combination drug and device product regulated by the United States Food and Drug Administration, or the FDA. Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted Delcath six orphan drug designations (five for melphalan in ocular melanoma, cutaneous melanoma, cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the hepatocellular carcinoma indication). HEPZATO has not been approved for sale in the United States.

In Europe, CHEMOSAT is regulated as a Class IIb medical device and received its CE Mark in 2012. We are commercializing CHEMOSAT in select markets in the United Kingdom and the European Union, or EU, where we believe the prospect of securing reimbursement coverage for the use of CHEMOSAT is strongest.

Cancers in the Liver—A Significant Unmet Need

According to the American Cancer Society’s, or ACS, Cancer Facts & Figures 2021 report, cancer is the second leading cause of death in the United States, with an estimated 608,570 deaths and 1.9 million new cases expected to be diagnosed in 2021. Cancer is one of the leading causes of death worldwide, accounting for approximately 10 million deaths and 19.3 million new cases in 2020 according to GLOBOCAN, the database of the International Association of Cancer Registries. The financial burden of cancer is enormous for patients, their families and society. The Agency for Healthcare Quality and Research estimates that the direct medical costs (total of all healthcare expenditures) for cancer in the United States in 2015 was $80.2 billion. The liver is often the life-limiting organ for cancer patients and cancer that spreads to the liver is one of the leading causes of cancer death. Cancer that begins in one area of the body often metastasizes to the liver. Patient prognosis is generally poor once cancer has spread to the liver. Consequently, cancers of the liver remain a major unmet medical need globally.

Liver Cancers—Incidence and Mortality

Cancers of the liver consist of primary liver cancer and metastatic liver cancer. Primary liver cancers (hepatocellular carcinoma, or HCC, and Intrahepatic Cholangiocarcinoma or ICC) originates in the liver or biliary tissue and is particularly prevalent in populations where the primary risk factors for the disease, such as hepatitis-B, hepatitis-C, high levels of alcohol consumption, aflatoxin, cigarette smoking and exposure to industrial pollutants, are present. Metastatic liver cancer, also called liver metastasis, or secondary liver cancer, results from the spread or “metastases” of a primary cancer into the liver. These metastases often continue to grow even after the primary cancer in another part of the body has been removed. Given the vital biological functions of the liver, including processing nutrients from food and filtering toxins from the blood, it is not uncommon for metastases to settle in the liver. In many cases patients die not as a result of their primary cancer, but from the tumors that metastasize to their liver. In the United States, metastatic liver disease is more prevalent than primary liver cancer.

The liver is a difficult organ to treat for certain cancers. Current liver treatment options include surgery, systemic drugs, and minimally invasive or liver directed options.  Surgery options include surgical resections, liver transplants, and isolated hepatic perfusion.  Systemic options include systemic chemotherapy and immunotherapy. Minimally invasive options include external beam radiation therapy and liver directed procedures.  Liver directed (interventional oncology) procedures in the liver are performed by an interventional radiologist.  These procedures include trans arterial chemoembolization (TACE, DEBTACE) and Radioembolization (SIRT, TARE, or Y90).  We believe that CHEMOSAT and HEPZATO represent an important advancement in regional therapy for liver directed treatment of primary liver cancer and certain other cancers metastatic to the liver and are uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies.

Ocular Melanoma

Ocular melanoma frequently metastasizes to the liver. Based on third party research that we commissioned in 2018, approximately 5,000-6,200 cases of ocular melanoma are diagnosed in the United States and Europe annually, and approximately 50% of these patients will develop metastatic disease. Of metastatic cases of ocular melanoma, approximately 90% of patients develop liver involvement. According to Lane et al., JAMA Ophthalmol. 2018 Sep 1;136(9):981-98, once ocular melanoma has spread to the liver, median overall survival for these patients is generally 3.9 months (untreated) to 6.3 months (treated). There is no one standard of care for patients with ocular melanoma liver metastases. Based on 2018 research, an estimated 2,500-3,100 patients with ocular melanoma liver metastases in the United States, the United Kingdom and the EU may be eligible for treatment with HEPZATO annually. Based on our reimbursement experience with CHEMOSAT, we estimate the annual addressable market for this indication in the United States, the United Kingdom and the EU is approximately $300 million per year.

Intrahepatic Cholangiocarcinoma

Primary liver cancers include HCC and ICC. According to GLOBOCAN 2020, an estimated 68,500 new cases of primary liver cancer are diagnosed in the United States and Europe annually. According to the ACS, approximately 42,230 new cases of these cancers are expected to be diagnosed in the United States in 2021, leading to approximately 30,230 deaths.

ICC is the second most common form of primary liver cancer and according to Wang et al., 2013 J Clin Oncol 31:1188-1195 accounts for 5-30% of primary liver cancers diagnosed in the United States and Europe annually. We believe that 90% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain focal interventions. According to third party research that we commissioned in 2018 we estimate that approximately 11,000 ICC patients in the United States, the United Kingdom and the EU annually could be candidates for treatment with HEPZATO and CHEMOSAT.

Colorectal Cancer

Colorectal cancer (CRC) is one of the most prevalent cancers in the US and Europe and has a high metastatic rate to the liver.  GLOBOCAN 2020 estimates 288,230 colorectal cancer diagnosis per year in the US and Western Europe, UK, and Italy.  According to the American Cancer Society, in the United States approximately 149,500  diagnoses are expected in 2021 leading to 52,980 deaths.

Recent advances in the treatment of primary colorectal cancer have shown encouraging increases in 5-year survival; however, the presence of metastasis is an indicator for increased mortality probability.  Approximately 25% of patients will present with liver metastasis at the time of initial primary disease diagnosis.  Clark et al., J Gastrointest Oncol. 2014;5(5):374-387. We estimate that approximately 98,000 CRC patients in the US, the United Kingdom and the EU annually could be candidates for treatment with HEPZATO and CHEMOSAT.

Breast Cancer

Breast cancer (BC) is the most diagnosed cancer in women in the US and worldwide.  The American Cancer Society estimates that 281,550 women will be diagnosed with BC in the US annually.  BC is the second leading cancer-related cause of death for women (behind lung cancer) in the US.  GLOBOCAN 2020 estimates are that there are 726,259 annual diagnosis for breast cancer in the US and Western Europe and UK.  Recent advances in primary breast cancer treatments have given patients a high 5-year survival rate. The prognosis for patients with breast cancer liver metastasis, however, remains poor.

Approximately 18% of all women diagnosed with breast cancer will also have distant metastatic disease, in which 5% of these patients will have liver only metastasis.  Eventually 50% of all metastatic patients will see their disease progress to the liver in addition to their initial diagnosed metastatic site and in 20% of these patient’s liver progression is the cause of mortality. Deipolyi AR, et al.J Vasc Inter Radiol. 2018;29(9):1226-1235. Treatments options for patients with multiple sites of  metastatic disease vary.  We estimate that approximately 6,000 breast cancer patients with hepatic only involvement in the US and Western Europe (including the UK and Italy) could be candidates for treatment with HEPZATO and CHEMOSAT.  An additional 10,000 patients could receive benefits from HEPZATO and CHEMOSAT in the palliative setting based on local treatment guidelines.

Neuroendocrine Cancer

Neuroendocrine Tumors (NETs)  or neuroendocrine neoplasia are a rare group of cancers that originate in neuroendocrine cells.  NETs can originate anywhere in the body, the most common sites include the digestive tract, rectum, lungs, pancreas, or appendix. The American Society of Clinical Oncology (ASCO) estimates that there are 12,000 new diagnosis of neuroendocrine tumors each year in the United States, and a total of 21,500 in the US and Europe.

According to Pape et al. 2008. Endocrine-Related Cancer. 15(4), 1083-1097 NETs have a metastasis rate of between 60-80% and the majority of these accruing in the liver (85%).  We estimate that approximately 12,000 NETs patients in the US, the United Kingdom and the EU annually could be candidates for treatment with HEPZATO and CHEMOSAT.

Pancreatic Cancer

Pancreatic adenocarcinoma comes with a poor prognosis for those diagnosed with the disease.  The American Cancer Society estimates that pancreatic cancer will affect 60,430 patients annually, with 48,200 annual deaths in the US.  Along with GLOBOCAN estimates for Western Europe, UK and Italy, pancreatic cancer effects a total of 132,442 patients annually with 105,638 annual deaths.

Upon diagnosis nearly 75% of patients will have liver metastasis and 58% of those patients will have liver only metastasis. Metastatic pancreatic cancer proves to be a fast-progressing cancer that once metastasizes leaves the patients limited treatment options. Oweira, et al. World J Gastroenterol. 2017;23(10):1872-1880. We estimate there are approximately 57,600  US and Western Europe (including UK and Italy) new pancreatic cancer patients each year with hepatic only involvement.  Given the rapid progression of the disease it is unknown  at this time the estimated number of candidates for treatment with HEPZATO and CHEMOSAT.

About CHEMOSAT and HEPZATO

Our product administers concentrated regional chemotherapy to the liver. This “whole organ” therapy is performed by isolating the circulatory system of the liver, infusing the liver with a chemotherapeutic agent, and then filtering the blood prior to returning it to the patient’s circulatory system. During the procedure, known as percutaneous hepatic perfusion, PHP®, or PHP therapy, three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by our proprietary filters. The filters adsorb chemotherapeutic agent in the blood, thereby reducing systemic exposure to the drug and related toxic side effects before the filtered blood is returned to the patient’s circulatory system.

PHP therapy is performed in an interventional radiology suite in approximately two to three hours. Patients remain in an intensive care or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT and HEPZATO is repeatable, and a new disposable system is used for each treatment. Patients treated in clinical settings are permitted up to six treatments. In commercial treatment settings, patients have received up to eight treatments. In the United States, melphalan hydrochloride for injection will be included as part of the system, if approved. In Europe, the system is sold separately and used in conjunction with melphalan hydrochloride commercially available from a third party. In our clinical trials, melphalan hydrochloride for injection is provided to both European and United States clinical trial sites.

Early development of HEPZATO System—FDA Complete Response Letter

Based on clinical trials conducted using an earlier version of our HEPZATO system, in August 2012 we submitted an NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, seeking FDA approval for use of our HEPZATO system for the percutaneous intra-arterial administration of melphalan hydrochloride for use in the treatment of patients with metastatic melanoma in the liver and, subsequently, amended the application to ocular melanoma metastatic to the liver.

In the Spring of 2013, an Oncologic Drug Advisory Committee, or ODAC panel, convened by the FDA voted 16 to 0, with no abstentions, that the benefits of treatment with the early version of HEPZATO did not outweigh the risks associated with the procedure. A significant portion of FDA’s presentation to the ODAC panel was focused on the FDA’s assessment of treatment related risks, including the analysis of treatment-related deaths that occurred during clinical trials. The FDA also expressed concerns about hypotension, or low blood pressure, during the procedure, length of hospital stay, as well as risks of stroke, heart attack, renal failure, and bone marrow suppression.

In September 2013, the FDA issued a complete response letter, or CRL, relating to our NDA. The FDA issues a CRL after the review of an NDA has been completed and questions remain that preclude approval of the NDA in its current form. The deficiencies identified by FDA in the CRL included a statement that we had to perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of HEPZATO using overall survival as the primary efficacy outcome measure,” and which “demonstrates that the clinical benefits of HEPZATO outweigh its risks.” The FDA also required that the additional clinical trial(s) be conducted using the product we intended to market, and that certain clinical, clinical pharmacology, human factors and product quality elements be addressed.

In January 2016, we entered into a Special Protocol Assessment agreement, or SPA, with the FDA on the design of a new Phase 3 clinical trial of HEPZATO to treat patients with hepatic dominant ocular melanoma. This SPA represented an agreement with FDA that a specific Phase 3 trial would adequately address objectives that, if met, would support the submission for regulatory approval of HEPZATO. The primary endpoint was overall survival, and secondary endpoints included progression-free survival, overall response rate and quality-of-life measures. In the summer of 2018, we amended the protocol for the trial which, after much discussion regarding improvement of the enrollment rate with FDA, resulted in the trial protocol design becoming a non-randomized, single-arm study with a different primary endpoint (objective response rate), which effectively terminated the SPA.

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

Procedure and Product Refinements

In 2012, we introduced the Generation Two version of the CHEMOSAT system, which offered improved hemofiltration and other device component product enhancements. Reports from treating physicians in both Europe and the United States using the Generation Two CHEMOSAT and HEPZATO have indicated that these product improvements and procedure refinements have improved the safety profile of our product. Since 2017, physicians in Europe and the United States have presented and published the results of research that indicated an improved safety profile by decreasing the percentage of adverse events experienced by treated patients, as well as efficacy in multiple tumor types. Collection of adequate safety data on all aspects of the procedure is a major focus of our clinical trials.

Clinical Development Program

The focus of our clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in various disease states to demonstrate efficacy and validate the safety profile of the current version of the product and treatment procedure. We believe that the improvements we have made to CHEMOSAT and HEPZATO and to the PHP therapy have addressed the adverse event profile and procedure-related risks that led to the issuance of the CRL. Our clinical development program is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory approvals and reimbursement in various jurisdictions, including the United States.

The FOCUS Trial

In July 2018, we commenced an amended clinical trial of HEPZATO, titled A Single-arm, Multi-Center, Open-Label Study to Evaluate the Efficacy, Safety and Pharmacokinetics of HEPZATO Treatment in Patients with Hepatic-Dominant Ocular Melanoma, or the FOCUS Trial. The rarity of ocular melanoma, absence of crossover to the experimental trial arm, competing clinical trials and the commercial availability of PHP® Therapy in Europe impeded enrollment in the original randomized protocol. Under the revised study protocol, the FOCUS Trial was to include a minimum of 80 treated patients with ocular melanoma metastatic to the liver. The primary endpoint of the FOCUS Trial is objective response rate, or ORR as measured by RECISTv1.1. Secondary endpoints include duration of response, disease control rate, overall survival, and progression-free survival. Additional exploratory outcome measures include time to objective response, hepatic progression-free survival, hepatic objective response, and quality of life, safety, and other pharmacokinetic measures. Patients previously enrolled in the HEPZATO arm of the original trial will continue to be treated and statistically evaluated as part of the revised FOCUS Trial. The FOCUS Trial is being conducted at approximately 30 sites in the United States and Europe.

During much of 2019, enrollment of patients in the trial, entry of data into the clinical trial database and the pace at which we monitored data at our clinical trial was adversely affected by a lack of capital to fund the trial.  While the funding constraints were alleviated in mid-2019, starting in early 2020 the COVID-19 pandemic further impacted our ability to enroll and treat patients in this trial and to monitor data at our clinical trial sites. Enrollment of the final patient occurred on October 2, 2020. On March 31, 2021 we released a preliminary analysis of the FOCUS trial data based on 87% of enrolled patients using prespecified analyses. An Independent Review Committee (IRC) assessed an Overall Response Rate (ORR) of 29.2% [95% CI: 20.1, 39.8] in the Intent to Treat (ITT) population which exceeded the predefined success criteria (21%) for the primary ORR endpoint. Evaluable patients in the HEPZATO arm had a statistically significant improvement over Best Alternative Care (BAC) in the following prespecified endpoints:

o	ORR of 32.9% [95% CI: 22.8, 44.4] versus 13.8% [CI: 3.9, 31.7] for the BAC arm (Chi-square P<0.05).
o	Median Progression Free Survival (PFS) of 9.0 months [95% CI: 6.2, 11.8] versus 3.1 months ([95% CI: 2.7, 5.7] for the BAC arm (HR=0.41 p<0.001).
o	Disease Control Rate of 70.9% [95% CI: 59.6, 80.6] versus 37.9% [95% CI: 20.7, 57.7] for patients in the BAC arm (p<0.002).

Duration of response and overall survival were not yet evaluable. Since not all patients were evaluable for all time points, these preliminary analyses may change as data matures.

While it is difficult to precisely predict the pace of complete data analysis due to our reliance on clinical sites which have been impacted by the COVID-19 pandemic, we currently expect to submit the NDA in early 2022. Once our clinical trial sites are able to return to normal operating procedures, we will reassess the impact and update our expected timing accordingly.

The ALIGN Trial

In April 2018 we initiated a pivotal trial of HEPZATO in patients with ICC, titled A Randomized, Controlled Study to Compare the Efficacy, Safety and Pharmacokinetics of HEPZATO Treatment Given Sequentially Following Cisplatin/Gemcitabine versus Cisplatin/Gemcitabine (Standard of Care) in Patients with Intrahepatic Cholangiocarcinoma, or the ALIGN Trial. Although, the first patient was enrolled in the ALIGN Trial in October 2018, we have experienced difficulties enrolling trial subjects under the existing trial protocol because patients that have received standard of care treatment outside of the trial are excluded.  Presently, we have paused our work on the ALIGN trial while we reevaluate the trial design and are focusing our efforts on the FOCUS trial conclusion and subsequent NDA filing.

We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications which will maximize the value of the HEPZATO platform. Whether we continue the ALIGN trial will be dependent on the relative value of the ICC indication versus other alternative indications.

European Clinical Data Generation

In April 2015, we created a prospective patient registry in Europe to collect uniform essential patient safety, efficacy, and QoL information using observational study methods. Due to resource constraints fewer than 22 patients had been entered into the registry by the end of 2020.  Starting in the fourth quarter of 2020 additional resources were applied to increase the number of patients entered the registry.  This registry is intended to gather data in multiple tumor types from commercial cases performed by participating cancer centers in Europe. Registry data is considered to be supportive data and, as such, cannot be used for either registration approval, promotional or competitive claims. However, we believe the patient registry will provide a valuable supportive data repository that contains real-world evidence, from a commercial setting, that can be used to identify further clinical development opportunities, support clinical adoption and reimbursement in Europe.  In addition, we also provide support for a number of IITs.

Recent Data Presentations

In September 2020 results from a single-institution retrospective study conducted by Asklepios Hospital Barmbek of Hamburg in Germany on the use of the CHEMOSAT Hepatic Delivery System to treat patients with metastatic ocular melanoma with liver metastases were published in the journal Radiology Research and Practice.

The study titled Unresectable Hepatic Metastasis of Uveal Melanoma: Hepatic Chemo saturation with High-Dose Melphalan-Long-Term Overall Survival Negatively Correlates with Tumor Burden, by Prof. Roland Bruning, et al, evaluated the safety and efficacy of PHP therapy in 19 patients with unresectable liver metastases from ocular melanoma treated with CHEMOSAT in the last-line setting.

Average time from diagnosis of liver metastasis to first PHP was 10.6 months (324 days). The 19 patients underwent a total of 43 PHP treatments. The median number of treatments per patient was 2. Tumor response was evaluated using Response Evaluation Criteria in Solid Tumors and adverse events  were evaluated using Common Criteria for Adverse Events.

Results of the study in the 19 evaluable patients showed that 10 patients (53%) had a partial response, 9 patients (47%) had stable disease, and no patients (0%) had progressive disease for a disease control rate of 100%. Median progression free survival (PFS) after the first treatment was 14.0 months. Median overall survival (OS) was 16.7 months. Survival rate estimates that were noted were 1-yr from first PHP treatment: 79.3%, 2-yrs from first PHP treatment: 60.4%, 5-yrs from first PHP treatment: 21.3%.

Safety analysis showed that in the 43 procedures that were conducted, there were 6 Grade 1 events, 1 Grade 2 event, 2 Grade 3a events including coronary ischemia, 1 Grade 3b event including transfemoral bleeding following surgery, and 0 Grade 4 and Grade 5 events. Investigators stated that hematological events were observed most profoundly in platelet count, frequently improving in 5-7 days.

Investigators concluded that for patients with non-resectable liver metastasis of uveal melanoma, treatment with PHP provides a safe and locally efficient liver directed procedure that offers patients a chance for long term survival.

In November 2020 results from a single-institution retrospective study conducted by Moffitt Cancer Center in Tampa Florida on the use of the Hepatic Delivery System to treat patients with liver metastases were published in the journal Cancer Control.

The study titled Over 12 Years Single Institutional Experience Performing Percutaneous Hepatic Perfusion for Unresectable Liver Metastases, by Michael J. Carr, et al, evaluated the safety and efficacy of PHP therapy in 31 patients with unresectable liver metastases from varying primary tumors.

The authors of this article describe their institutional experience of performing PHP procedures from 2008-2020. Overall, 107 PHP procedures were attempted among 31 patients; primary diseases were uveal melanoma (n=24), cutaneous melanoma (n=3), melanoma of unknown primary (n=1), and sarcoma (n=3). 105 (95%) procedures were completed successfully. There were no procedure-related mortalities, and AEs were expected and treated in the outpatient setting. The median number of procedures per patient was 3 (range: 1-6).

The authors provide specific details of their methods and practices while conducting the PHP procedure at their institution. Their procedural review noted that the patient is typically discharged on the first day after the procedure and is scheduled for an outpatient visit 3-4 days later. Bone marrow suppression is the most commonly observed adverse event. All patients experience some degree of low-grade bone marrow suppression which is managed in the outpatient setting.

In conclusion the authors stated that PHP is a safe treatment modality for isolated hepatic metastases which obviates the need for morbid laparotomy-based liver perfusions and can be repeated in patients who derive hepatic control of disease.

Market Access and Commercial Clinical Adoption

Europe

Our European marketing activities include establishing strategic alliances with partners that include license, supply, sales and marketing arrangements. In December 2018, we entered into a license agreement, or the medac License, with medac GmbH, or medac, for the commercialization of CHEMOSAT in Europe. The medac License provides to medac the exclusive right to market and sell CHEMOSAT in all member states of the EU, Norway, Liechtenstein, Switzerland, and the United Kingdom. The medac License provides to Delcath a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties.

Since launching CHEMOSAT in Europe, over 1,000 commercial treatments have been performed at over 25 European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine.

European Reimbursement

A critical driver of utilization growth for CHEMOSAT in Europe is the expansion of reimbursement mechanisms for the procedure in our priority markets. In most European countries, the government provides healthcare and controls reimbursement levels. Since the EU has no jurisdiction over patient reimbursement or pricing matters in its member states, the methodologies for determining reimbursement rates and the actual rates may vary by country.  Reimbursement is administered on a regional and national basis. Medical devices are typically reimbursed under Diagnosis Related Groups, or DRG, as part of a procedure. Prior to obtaining permanent DRG reimbursement codes, in certain jurisdictions, we are actively seeking interim reimbursement from existing mechanisms that include specific interim reimbursement schemes, new technology payment programs as well as existing DRG codes. Currently we have an interim level of reimbursement in Germany.

The release of results from the FOCUS trial will create the opportunity to apply for National Level reimbursement in each European country in regard to metastatic Ocular Melanoma (mOM). These applications must be made by us on a country-by-country level basis, with priority placed on markets where CHEMOSAT is currently used. The results from this trial should also support existing reimbursement mechanisms, such as Germany, allowing more hospital centers to secure funding to utilize CHEMOSAT. This increased level of evidence will ultimately support securing full funding for the treatment under DRG codes.

Under the terms of the medac License, medac is required to provide support for reimbursement applications in the European markets covered by our agreement. CHEMOSAT is approved for reimbursement in the United Kingdom and Germany.

Government Regulation

Our products are subject to extensive and rigorous government regulation by foreign regulatory agencies and the FDA. Foreign regulatory agencies, the FDA and comparable regulatory agencies in state and local jurisdictions impose extensive requirements upon the clinical development, pre-market clearance and approval, manufacturing, labeling, marketing, advertising and promotion, pricing, storage, and distribution of pharmaceutical and medical device products. Failure to comply with applicable foreign regulatory agency or FDA requirements may result in Warning Letters, fines, civil or criminal penalties, suspension, or delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

United States Regulatory Environment

In the United States, the FDA regulates drug and device products under the FDCA, and its implementing regulations. HEPZATO is subject to regulation as a combination product, which means it is composed of both a drug product and device product. If marketed individually, each component would therefore be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of HEPZATO, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research, has primary jurisdiction over its pre-market development and review.

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

Clinical Trials

For purposes of NDA submission and approval, clinical trials are typically conducted in the following sequential phases, which may overlap:

•

Phase 1 Clinical Trials. Studies are initially conducted in a limited population to test the product candidate for safety, dose tolerance, absorption, distribution, metabolism, and excretion, typically in healthy humans, but in some cases in patients.

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

•

Phase 4 Clinical Trials. The FDA may approve an NDA for a product candidate but require that the sponsor conduct additional clinical trials to further assess the drug after NDA approval under a post-approval commitment. In addition, a sponsor may decide to conduct additional clinical trials after the FDA has approved an NDA. Post-approval trials are typically referred to as Phase 4 clinical trials.

Sponsors of clinical trials may submit proposals for the design, execution, and analysis for their pivotal trials under a Special Protocol Assessment, or SPA. A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement that the Phase 3 trial protocol design, clinical endpoints, and statistical analyses are acceptable to support regulatory approval of the drug product candidate with respect to effectiveness for the indication studied. Under a SPA, the FDA agrees to not later alter its position with respect to adequacy of the design, execution or analyses of the clinical trial intended to form the primary basis of an effectiveness claim in an NDA, without the sponsor’s agreement, unless the FDA identifies a substantial scientific issue essential to determining the safety or efficacy of the drug after testing begins.

New Drug Applications

The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. NDAs also must contain extensive chemistry, manufacturing, and control information. An NDA must be accompanied by a significant user fee, which may be waived in certain circumstances. Once the submission has been accepted for filing, the FDA’s goal is to review applications within ten months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved. For new oncology products, the FDA will often solicit an opinion from an Oncology Drug Advisory Committee, a panel of expert authorities knowledgeable in the fields of general oncology, pediatric oncology, hematologic oncology, immunologic oncology, biostatistics, and other related professions. The ODAC panel reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the Commissioner of Food and Drugs. The FDA is not bound by the recommendation of an advisory committee. The FDA may deny approval of an NDA by issuing a Complete Response Letter, or CRL, if the applicable regulatory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators interpret data. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution, or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, and surveillance programs to monitor the safety effects of approved products which have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

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

We have received five  orphan drug designations for melphalan in the following indications:

•	the treatment of patients with cutaneous melanoma;
•	the treatment of patients with ocular melanoma;
•	the treatment of patients with neuroendocrine tumors;
•	the treatment of patients with primary liver cancer, or HCC; and
•	the treatment of cholangiocarcinoma, which includes ICC.

We have received one orphan drug designation for doxorubicin for the treatment of patients with primary liver cancer, or HCC.

The granting of orphan drug designations does not mean that the FDA has approved a new drug. Companies must still pursue the rigorous development and approval process that requires substantial time, effort, and financial resources, and we cannot be certain that any approvals for our product will be granted at all, or on a timely basis.

Other Regulatory Requirements

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping, annual product quality review and reporting requirements. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Drug manufacturers and their subcontractors must register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon drug manufacturers.  Following such inspections, the FDA may issue notices on Form 483 and Untitled Letters or Warning Letters that could require the drug manufacturer to modify certain activities. A Form 483 Notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidelines. In addition to Form 483 Notices and Untitled Letters or Warning Letters, failure to comply with the statutory and regulatory requirements can subject a drug manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may require us to recall our products from distribution or withdraw any potential approvals of an NDA for that product.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, any drug modifications, including changes in indications, labeling, or manufacturing processes or facilities, may require a submission to the FDA for its approval of a new or supplemental NDA, which may require the development of additional data or the conduct of additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, Warning Letters, corrective advertising, and potential civil and criminal penalties.

Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those that have been tested by the drug manufacturer and approved by the FDA. Such off-label uses are common across medical specialties, in particular in oncology. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

European Regulatory Environment

In the EU, the CHEMOSAT system is subject to regulation as a medical device. The EU is composed of the 27 Member States of the EU plus Norway, Iceland, and Liechtenstein. Under the EU Medical Devices Directive (Directive No 93/42/ECC of 14 June 1993, as last amended), drug delivery products such as the CHEMOSAT system is governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Devices Directive apply to the safety and performance-related device features of the product. Because we do not intend to place the CHEMOSAT system on the EU market as a single integral unit with melphalan, the product is governed solely by the EU Medical Devices Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.

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

The Medical Devices Directive establishes a classification system placing devices into Class I, IIa, IIb, or III, depending on the risks and characteristics of the medical device. For certain types of low-risk medical devices (i.e., Class I devices which are non-sterile and do not have a measuring function), the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directives. Other devices are subject to a conformity assessment procedure requiring the intervention of a Notified Body, which is an organization designated by a Member State of the EU to conduct conformity assessments.

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

A manufacturer without a registered place of business in a Member State of the EU which places a medical device on the market under its own name must designate an authorized representative established in the EU who can act before, and be addressed by, the Competent Authorities on the manufacturer’s behalf with regard to the manufacturer’s obligations under the EU Medical Devices Directive. Delcath Systems Ltd. located in Galway, Ireland, serves as the authorized representative of the Company.

In the EU, we must also comply with the Medical Device Vigilance System, which is designed to improve the protection of health and safety of patients, users, and others by reducing the likelihood of recurrence of incidents related to the use of a medical device. Under this system, incidents are defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, user or other persons or to a serious deterioration in their state of health. When a medical device is suspected to be a contributory cause of an incident, its manufacturer or authorized representative in the EU must report it to the Competent Authority of the Member State where the incident occurred. Incidents are generally investigated by the manufacturer. The manufacturer’s investigation is monitored by the Competent Authority, which may intervene, or initiate an independent investigation if considered appropriate. An investigation may conclude in the adoption of a Field Safety Corrective Action, or FSCA. An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include device recall, modification exchange and destruction.

The manufacturer or its authorized representative must notify its customers and/or the end users of the medical device of the FSCA via a Field Safety Notice.

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

The European Commission recently reviewed the Medical Device Directive legislative framework and promulgated REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC. This new Medical Device Regulation became effective on May 25, 2017, marking the start of a 3-year transition period for manufacturers selling medical device in Europe to comply with the new medical device regulation, or MDR, which governs all facets of medical devices. The transition task is highly complex and touches every aspect of product development, manufacturing production, distribution and post marketing evaluation. Due to the worldwide coronavirus pandemic, on 17 April 2020, the European Parliament adopted the European Commission’s proposal to postpone the implementation of the MDR (EU) 2017/745 by 12 months. This urgently drafted proposal to delay the MDR is in response to the exceptional circumstances associated with the COVID-19 pandemic and the potential impact it may have had on the MDR implementation. The new Date of Application (DoA) for the MDR will be May 26, 2021.

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

Intellectual Property

Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the health care industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. We hold rights in eight U.S. utility patents, one U.S. design patent, three pending U.S. utility patent applications, five issued foreign counterpart utility patents (including the validations of European Patents with claims directed to our filter and frame apparatus in nineteen European countries, a European patent with claims directed to our filter apparatus and media in nine countries, and a European patent with claims to a kit of parts, directed to CHEMOSAT®, in eighteen countries), six issued foreign counterpart design patents, and three pending foreign counterpart patent applications. Patents directed to our chemotherapy filtration system “Apparatus for Removing Chemotherapy Compounds from Blood” were issued by the United States Patent and Trademark Office in July 2017, October 2018, August 2019, and February 2020. The patent issued in August 2019 has claims to a kit of parts capable of being assembled for delivering a small molecule chemotherapeutic agent to a subject. These claims are directed to HEPZATO™ KIT. The patent that issued in February 2020 has claims directed to our methods of treatment. In February 2019, a patent was issued by the United States Patent and Trademark Office with claims directed to a method of using our filter and frame apparatus. A Hong Kong patent directed to our Filter and Frame Apparatus was issued in March 2018. A European patent was granted by the European Patent Office for our chemotherapy filtration apparatus in December 2018 and in July

2019 a European patent was granted by the European Patent Office with claims to a kit of parts, directed to CHEMOSAT®.  A European patent directed to a method of using our filter and frame apparatus was granted in April 2019 by the European Patent Office. In August 2019, a European patent was granted by the European Patent Office with claims directed to our filter and frame apparatus and validated in eleven countries to provide additional European patent coverage for our filter and frame apparatus to the European patent directed to the frame apparatus that was granted in April 2017. When appropriate, we actively pursue protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of CHEMOSAT and HEPZATO that will enable us to expand our patent portfolio around advances to our current systems, technology, and methods for our current applications as well as beyond the treatment of cancers in the liver.

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

There has been and continues to be substantial litigation regarding patent and other intellectual property rights in the pharmaceutical and medical device areas. If a third party asserts a claim against us, we may be forced to expend significant time and money defending such actions and an adverse determination in any patent litigation could subject us to significant liabilities to third parties, require us to redesign our product, require us to seek licenses from third parties and, if licenses are not available, prevent us from manufacturing, selling, or using our product.  Additionally, we plan to enforce our intellectual property rights vigorously and may find it necessary to initiate litigation to enforce our patent rights or to protect our trade secrets or know-how. Patent litigation can be costly and time consuming and there can be no assurance that the outcome will be favorable to us.

Competition

The healthcare industry is characterized by extensive research, rapid technological progress and significant competition from numerous healthcare companies and academic institutions. Competition in the cancer treatment industry is intense. We believe that the primary competitive factors for products addressing cancer include safety, efficacy, ease of use, reliability, price, and patient’s quality of life. We also believe that physician relationships, especially relationships with leaders in the medical and surgical oncology communities, are important competitive factors. We also believe that the current global economic conditions and new healthcare reforms could put competitive pressure on us, including reduced selling prices and potential reimbursement rates, and overall procedure rates. Certain markets in Europe are experiencing the effects of continued economic weakness, which is affecting healthcare budgets and reimbursement.

CHEMOSAT competes and, if approved by the FDA, HEPZATO KITTM will compete with all forms of liver cancer treatments, including surgery, systemic chemotherapy, focal therapies, and palliative care. In the disease states we are targeting there are also numerous clinical trials sponsored by third parties, which can compete for potential patients in the near term and may ultimately lead to new competitive therapies.

For ocular melanoma liver metastases, there are currently no approved or effective treatment options, and patients are generally treated with a variety of local and regional techniques. There are numerous companies developing and marketing devices for the performance of focal therapies, including Boston Scientific Corporation, the Covidien Products division of Medtronic plc, Merit Medical Systems, Inc., Varian Medical Systems, Sirtex Medical Limited, AngioDynamics, Inc., and many others.

Gemcitabine plus cisplatin remains the standard of care for the treatment of ICC in patients who are not candidates for surgery.

Several therapies have been recently approved for unresectable or metastatic cutaneous melanoma, which may encompass liver metastases. Dabrafenib (Tafinlar™, GlaxoSmithKline plc), is indicated as a single agent for the treatment of patients with unresectable or metastatic melanoma with BRAF V600E mutation and in combination with trametinib in unresectable or metastatic melanoma with BRAF V600E or V600K mutations. Furthermore, trametinib (MEKINIST™, GlaxoSmithKline plc) is indicated as single agent (in addition to in combination with dabrafinib) for treatment of patients with unresectable or metastatic melanoma with BRAF V600E or V600K mutations. Previously approved melanoma therapies such as the biologic ipilimumab (Yervoy™, Bristol Myers Squibb Company) and the B-RAF targeted drug vemurafenib (Zelboraf™, Genentech, Inc.) may also make up the competitive landscape for the treatment of metastatic liver disease.

Many of these treatments are approved in Europe and other global markets.

Many of our competitors have substantially greater financial, technological, research and development, marketing, and personnel resources. In addition, some of our competitors have considerable experience in conducting clinical trials, regulatory, manufacturing and commercialization capabilities. Our competitors may develop alternative treatment methods, or achieve earlier product development, in which case the likelihood of us achieving meaningful revenues or profitability will be substantially reduced.

Manufacturing and Quality Assurance

We manufacture certain critical medical device components, including our proprietary filter media, and assemble and package CHEMOSAT and HEPZATO at our facility in Queensbury, New York.  Our European headquarters and distribution facility in Galway, Ireland  conducts final manufacturing, processing, and assembly. We use third parties to manufacture some components of CHEMOSAT and HEPZATO. CHEMOSAT and HEPZATO and its components must be manufactured and sterilized in accordance with approved manufacturing and pre-determined performance specifications. In addition, certain components will require sterilization prior to distribution, and we use third-party vendors to perform the sterilization process.

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

Human Capital Management

As of March 31, 2021, we had approximately 36 full time employees , of which 31 are located in the United States and 5 are located in Europe. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors, and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to motivate such individuals to perform to the best of their abilities and achieve our objectives and lead to the success of the Company and  increase value to our stockholders.

We value diversity of backgrounds and perspectives in our workforce and our policy is that we do not discriminate based on race, religion, creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military and veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws. During the ongoing COVID-19 pandemic, we have allowed our employees to work remotely where needed and if practicable to ensure the health and safety of our team members.

Available Information

Our website address is www.delcath.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. We make available, free of charge, on or through the SEC Filings section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also posted on our website the Audit Committee Charter, the Compensation and Stock Option Committee Charter, the Nominating and Corporate Governance Committee Charter, the Code of Business Conduct and Ethics and Whistleblower Policy, which govern our directors, officers, and employees.

Item 1A.Risk Factors

An investment in our securities involve a high degree of risk. You should carefully consider the following risks, in conjunction with the financial and other information contained in this Annual Report on Form 10-K. As previously discussed, our actual results could differ materially from our forward-looking statements.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business operations, performance, financial condition and prospects could be materially and adversely affected and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to the COVID-19 Pandemic

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

Risks Related to Our Business and Financial Condition

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2020.

Our independent registered public accounting firm issued a report dated March 31, 2021 in connection with the audit of our financial statements as of December 31, 2020, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. In addition, the notes to our financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K, contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or any commercialization efforts. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are not able to continue as a going concern, it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. We received a complete response letter from the FDA declining to approve our existing New Drug Application, or NDA, in its current form.

Preclinical testing and clinical trials are long, expensive, and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. Drug development is very risky, and it takes several years to complete clinical trials. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability, or prevalence of use of a comparator treatment or required prior therapy, clinical outcomes including insufficient efficacy, safety concerns, or our own financial constraints.

In response to our NDA, which we submitted to the FDA in August 2012 seeking approval for use of our HEPZATO Kit for the treatment of patients with ocular melanoma of the liver, in September 2013, the FDA denied approval of the NDA in its current form and issued a complete response letter, or CRL. A CRL is issued by the FDA when the review of an NDA is completed, and deficiencies remain that preclude approval of the NDA in its current form. The deficiencies in the CRL included, but were not limited to, a statement that we must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of HEPZATO Kit using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of HEPZATO Kit outweigh its risks.” The FDA also required that the additional clinical trial(s) be conducted using the product we intend to market. Prior to conducting additional clinical trials, we must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing, pre-clinical studies and human factors validation information.

We have initiated a pivotal Phase 3 trial in ocular melanoma metastases. We had a SPA agreement with the FDA for this study, which was initially designed as a randomized trial with a primary endpoint of overall survival. We subsequently amended the protocol so that the trial is a non-randomized, single-arm study with a primary endpoint of objective response rate. Although the changes to the protocol invalidated the SPA agreement, the FDA stated that it would not object to our conducting a study outside of a SPA agreement. However, we will need to justify how the results of the study support a favorable risk-benefit assessment, particularly whether the response rate is sufficient to overcome the toxicity of HEPZATO.

In addition, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints to support additional indications for HEPZATO with other drug therapies. In 2014, we initiated a Phase 2 clinical trial with HEPZATO for hepatocellular carcinoma, or HCC, in both the United States and Europe. In 2015, the Phase 2 clinical trial for HCC was expanded to include a cohort of patients with intrahepatic cholangiocarcinoma, a type of primary liver cancer, or ICC. The trial for this cohort was conducted at the same centers participating in the Phase 2 HCC trial. Unfavorable or inconsistent clinical data from clinical trials, including the Phase 2 clinical trial for HCC, the market’s perception of these clinical data or FDA’s perception of this clinical data, may adversely impact our ability to obtain approval, and our financial condition. Additionally, even if the results of our Phase 2 clinical trial for HCC are positive, there is a substantial risk that it will fail to have positive results in Phase 3 clinical trials with regard to efficacy, safety or other clinical outcomes and may never obtain regulatory approval.

The Company does not expect to generate significant revenue for the foreseeable future.

Our entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of CHEMOSAT® and HEPZATO and we have only developed these products for the treatment of cancers in the liver. If CHEMOSAT and HEPZATO for the treatment of cancers in the liver fail as commercial products, we have no other products to sell. In addition, since CHEMOSAT currently is approved for commercialization solely in the European Union, or the EU, and limited other jurisdictions, if medac GmbH, or medac, our third-party distributor, is unsuccessful in commercializing the product in the EU and/or if HEPZATO is not approved in the United States and elsewhere, we will have no means of generating revenue. In September 2013, the FDA issued a CRL with respect to our NDA for HEPZATO. A CRL is issued by the FDA when the review of a file is completed, and questions remain that preclude approval of the NDA in its then current form. Accordingly, we may not generate material revenues from product sales in the United States in the next several years, if at all. As a result, our revenue sources are, and will remain, extremely limited unless and until our product candidates are approved by the FDA or other additional foreign regulatory agencies and successfully marketed. CHEMOSAT and HEPZATO may not be successful in clinical trials, approved by the FDA or other additional foreign regulatory agency or marketed at any time in the foreseeable future or at all.

Continuing losses may exhaust our capital resources.

As of December 31, 2020, we had $28.8 million in cash and cash equivalents. We have had minimal revenue to date, and have a substantial accumulated deficit, recurring operating losses and negative cash flow. For the years ended December 31, 2020 and 2019, we incurred net losses of approximately $24.2 million and $8.9 million, respectively and expect to continue to incur losses in 2021. To date, we have funded operations through a combination of private placements and public offerings of our securities, including convertible notes. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to complete our clinical trials, engage in product development and the regulatory approval process and commercialization of CHEMOSAT and HEPZATO or any other versions of these products. If we are unable to raise capital or generate sufficient revenue, we may not be able to pay our debts when they become due and may have to seek protection under federal bankruptcy law or enter into a receivership.

If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT and HEPZATO, complete our clinical trials or conduct future product development and clinical trials.

We will require additional substantial financing to complete our clinical trial program or seek other approvals, to conduct future development and clinical trials and to further commercialize our product in the EU and any other markets where we may receive approval for our products. If we are unable to raise additional capital, our ability to complete product development projects or clinical trials could be impaired. We do not know if additional financing will be available when needed at all or on acceptable terms. If we are unable to obtain additional financing as needed, we may not be able to further commercialize CHEMOSAT and HEPZATO, obtain regulatory approvals or complete our development projects or clinical trials, which would result in a complete loss of an investment in our securities.

Our liquidity and capital requirements will depend on numerous factors, including:

•	clinical studies, including a Phase 3 clinical trial in ocular melanoma liver metastases;

•	the timing and costs of our various United States and foreign regulatory filings, obtaining approvals and complying with regulations;

•	the timing and costs associated with developing our manufacturing operations;

•	the timing of product commercialization activities, including marketing and distribution arrangements overseas;

•	executive compensation, including the cost of attracting and retaining a permanent CFO and resolving disputes with our former CEO and CFO;
•	the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and

•	the impact of competing technological and market developments.

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

HEPZATO is subject to extensive and rigorous government regulation by the FDA and CHEMOSAT by other foreign regulatory agencies. Failure to comply with FDA and other applicable regulatory requirements may, either before or after product approval, subject us to either civil or criminal administrative or judicially imposed sanctions and/or other penalties.

We are not permitted to market HEPZATO in the United States unless and until we obtain regulatory approval from the FDA. To market the product in the United States, we must submit to the FDA and obtain FDA approval of an NDA. The NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, to demonstrate the safety and effectiveness of HEPZATO.  The FDA and similar foreign authorities could delay, limit or deny approval of HEPZATO for various reasons, including because they may not deem the product to be adequately safe and effective.  Furthermore, we cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may require us to withdraw any potential approvals of an NDA for HEPZATO.

Undesirable side effects caused by HEPZATO or any other product candidate that we develop could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications or cause us to evaluate the future of our development programs. The regulatory review and approval process is lengthy, expensive and inherently uncertain. As part of the U.S. Prescription Drug User Fee Act, the FDA has a goal to review and act on a percentage of all submissions in a given time frame. In August 2012, we submitted the HEPZATO NDA seeking an indication for ocular melanoma liver metastases. In September 2013, the FDA declined to approve the  NDA and issued a CRL. The deficiencies in the CRL included, but were not limited to, a statement that we must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of HEPZATO using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of HEPZATO outweigh its risks.” The FDA also requires that the additional clinical trial(s) be conducted using the product we intend to market. Prior to conducting additional clinical trials, we must satisfy certain other requirements of the CRL, including, but not limited to, product quality testing and human factors information. However, even if we complete these clinical trials and satisfy all the requirements of the CRL, we may not obtain regulatory approval from the FDA. Continued failure to obtain, or additional delays in obtaining, regulatory approvals may:

•	adversely affect the commercialization of the current version of CHEMOSAT and HEPZATO or any other products that we develop in the future;

•	impose additional costs on us;

•	diminish any competitive advantages that may be attained; and

•	adversely affect our ability to generate revenues.

We have obtained the right to affix the CE Mark for the CHEMOSAT Hepatic Delivery System as a medical device for the delivery of melphalan. Since we may only promote the device within this specific indication, if physicians are unwilling to obtain melphalan separately for use with CHEMOSAT, our ability to commercialize CHEMOSAT in the EU will be significantly limited.

In the EU, CHEMOSAT is presently regulated as a Class IIb medical device indicated for the intra-arterial administration of a chemotherapeutic agent, melphalan hydrochloride, to the liver with additional extracorporeal filtration of the venous blood return. Our ability to market and promote CHEMOSAT is limited to this approved indication. To the extent that our promotion of CHEMOSAT is found to be outside the scope of its approved indication, we may be subject to fines or other regulatory action, limiting our ability to commercialize CHEMOSAT in the EU.

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

In April 2012, we obtained the required certification from its European Notified Body, enabling us to complete an EC Declaration of Conformity with the essential requirements of the EU Medical Devices Directive and affix the CE Mark to the Generation Two version of CHEMOSAT. In order to maintain the right to affix the CE Mark in the EU, we are subject to compliance obligations, and any material changes to the approved product, such as manufacturing changes, product improvements or revised labeling, may require further regulatory review. Additionally, we are subject to ongoing audits by the European Notified Body, and the right to affix the CE Mark to the Generation Two version of CHEMOSAT may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product.

To the extent that HEPZATO is approved by the FDA or CHEMOSAT by any other regulatory agency, we will be subject to similar ongoing regulatory obligations and oversight in those countries where approval is obtained. For example, we may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA approves a product candidate, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice, or cGMPs, good clinical practices, or GCPs, and good laboratory practices, which are regulations and guidelines enforced by the FDA for all products in clinical development, for any pre-clinical or clinical trials that we conduct post-approval. In addition, post-marketing requirements for HEPZATO may include implementation of a risk evaluation and mitigation strategies, or REMS, program to ensure that the benefits of the product outweigh its risks. A typical REMS may include a medication guide, a patient package insert, a communication plan to healthcare professionals, restrictions on distribution or use and/or other elements to assure safe use of the product.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	refusals or delays in the approval of applications or supplements to approved applications;

•	refusal of a regulatory authority to review pending market approval applications or supplements to approved applications;

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;

•	fines, FDA warning letters or untitled letters, or holds on clinical trials;

•	import or export restrictions;

•	injunctions or the imposition of civil or criminal penalties;

•	restrictions on product administration, requirements for additional clinical trials or changes to product labeling or REMS programs; or

•	recommendations by regulatory authorities against entering into governmental contracts with us.

If we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and may not achieve or sustain profitability, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

The development and approval process in the United States could take many years, require substantial resources and may never lead to the approval of HEPZATO by the FDA for use in the United States.

We cannot sell or market HEPZATO with melphalan or other chemotherapeutic agents in the United States without prior FDA approval of an NDA for HEPZATO. Although melphalan and other drugs have been approved by the FDA for use as chemotherapeutic agents, regulatory approval is required in the United States for the combined medical device component and drug component and the specific indication, dose and route of administration of melphalan or other chemotherapeutic agents or compounds used in our system. We are seeking approval of HEPZATO for a substantially higher dose of melphalan than prior approved doses of melphalan and such other chemotherapeutic agents or other compounds. We must obtain separate regulatory approvals for HEPZATO with melphalan, and every other chemotherapeutic agent or other compound used with the system that we intend to market, and all the manufacturing facilities used to manufacture components or assemble our system must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish to the FDA’s satisfaction the product’s safety, efficacy, potency and purity for each intended use. The pre-clinical testing and clinical trials of HEPZATO with melphalan or any other chemotherapeutic agent or compound we use in its system must comply with the regulations of the FDA and other federal, state and local government authorities in the United States. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections for various reasons. Moreover, approval policies or regulations may change. If we do not obtain and maintain regulatory approval for HEPZATO and the use of melphalan or other chemotherapeutic agents, our business, results of operations, financial condition and prospects would be materially and adversely affected.

In August 2012, we submitted an NDA seeking an indication for ocular melanoma liver metastases for HEPZATO. In September 2013, the FDA issued a CRL indicating that we must perform additional well-controlled randomized trial(s) to establish the safety and efficacy of HEPZATO using overall survival as the primary efficacy outcome measure and which demonstrates that the clinical benefits of HEPZATO outweigh its risks. Our current Phase 3 trial in ocular melanoma liver metastases, the FOCUS Trial, is not randomized and  uses a different primary efficacy outcome measure. Failure to obtain FDA approval will have a material adverse effect on our business, financial condition, and results of operations and prospects.

Even if we obtain regulatory approval for HEPZATO in the United States, our ability to market HEPZATO would be limited to those uses that are approved.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA approves an application for HEPZATO, our ability to market and promote HEPZATO would be limited to the approved indication, so even with FDA approval, HEPZATO may only be promoted in this limited market. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use, and FDA approval may otherwise limit our sales practices and our ability to promote, sell and distribute the product. Thus, we may only market HEPZATO, if approved by the FDA, for its approved indication and could be subject to enforcement action for off-label marketing. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, FDA warning letters, corrective advertising and potential civil and criminal penalties.

If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market HEPZATO for other indications.

The clinical trial data on our product is limited to specific types of liver cancer. In 2010, we concluded a Phase 3 clinical trial of HEPZATO with a prior version of the medical device and procedure in patients with metastatic ocular and cutaneous melanoma to the liver and also completed a multi-arm Phase 2 clinical trial of that same version of HEPZATO in patients with primary and metastatic melanoma stratified into four arms.

We have initiated an open-label Phase 3 clinical trial in ocular melanoma liver metastases called the FOCUS Trial. We also have initiated a Phase 3 registration trial to treat patients with intrahepatic cholangiocarcinoma (ICC), called the ALIGN Trial; however, we have recently paused this trial.

It may take several years to complete the testing of HEPZATO for use in the treatment of these indications, and failure can occur at any stage of development, for many reasons, including:

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

•

we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we are developing a system, or the period required for review of any application for regulatory agency approval;

•	although our FOCUS Trial is fully enrolled, enrollment in any other clinical trials may proceed more slowly than expected;

•	our clinical trials may not demonstrate the safety and efficacy of any system or result in marketable products;

•	the FDA or foreign regulatory authorities may request additional clinical trials, including an additional Phase 3 trial, relating to our NDA submissions;

•

the FDA or a foreign regulatory authority may change its approval policies or adopt new regulations that may negatively affect or delay our ability to bring a system to market or require additional clinical trials; and

•	a system may not be approved for all the requested indications.

The failure or delay of clinical trials could cause an increase in the cost of product development, delay filing of an application for marketing approval or cause us to cease the development of HEPZATO for other indications. If we are unable to develop HEPZATO for other indications, the future growth of our business could be negatively impacted. In addition, we have limited clinical data relating to the effectiveness of HEPZATO in certain types of cancer. Such limited data could slow the adoption of CHEMOSAT and HEPZATO and significantly reduce our ability to commercialize CHEMOSAT and HEPZATO.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Medicines Agency, or EMA, from approving another marketing application for the same indication for that drug during that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We rely on third parties to conduct certain elements of the clinical trials for CHEMOSAT and HEPZATO, and if they do not perform their obligations to us, we may not be able to obtain regulatory approvals for our system.

We design the clinical trials for HEPZATO, but rely on academic institutions, corporate partners, contract research organizations and other third parties to assist in managing, monitoring and otherwise carrying out these trials. We rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We rely on third parties to conduct monitoring and data collection of our ongoing and future clinical trials, including our Phase 3 ocular melanoma trial. Although we rely on these third parties to manage the data from these clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties does not relieve us of these responsibilities and requirements and if we or the third parties upon whom we rely for our clinical trials fail to comply with the applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or other foreign regulatory agencies may require us to perform additional trials before approving our marketing application. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCPs. In addition, our clinical trials must be conducted with product that complies with the FDA’s cGMP requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and may result in a failure to obtain regulatory approval for HEPZATO if these requirements are not met.

Purchasers of CHEMOSAT in the EU may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, commercialization of CHEMOSAT in the EU may not be successful.

We have obtained the right to affix the CE Mark for CHEMOSAT, and under the terms of the Company’s license agreement with medac GmbH for CHEMOSAT commercialization in Europe, medac intends to seek third-party or government reimbursement within those countries in the EU where it expects to market and sell CHEMOSAT. In Germany, we had received a ZE diagnostic-related group code, or ZE Code, which, beginning in 2016, permits hospitals in Germany to obtain reimbursement for CHEMOSAT procedures. Negotiations on the amount of reimbursement to be received under the ZE Code were concluded in 2016 and the procedure was reimbursed under the ZE Code in 2017. Reimbursement negotiations under the ZE system are conducted annually. Consequently, reimbursement obtained may not be for the full amount sought. In countries where medac is able to obtain reimbursement, local policy could limit our ability to obtain adequate and consistent reimbursement and limit other sales opportunities in those countries.

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

Our ability to commercialize CHEMOSAT under the medac License and HEPZATO successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. HEPZATO is currently not approved by the FDA. Medicare, Medicaid, private health insurance plans and their foreign equivalents will not reimburse the use of HEPZATO since the product is currently not approved outside the EU. We will seek reimbursement by third-party payors of the cost of HEPZATO after its use is approved, but there are no assurances that adequate third-party coverage will be available to establish and maintain price levels sufficient for us to realize an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for healthcare providers.

Implementation of healthcare reforms in the United States and in significant overseas markets may limit the ability to commercialize CHEMOSAT and HEPZATO and the demand for CHEMOSAT and HEPZATO. Healthcare providers may respond to such cost-containment pressures by choosing lower cost products or other therapies. In March 2010, the Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, or the ACA, was enacted in the United States.  The ACA included a number of provisions aimed at improving quality and decreasing costs. The Trump administration has taken executive actions and has eliminated the individual shared responsibility penalty portion of ACA. A court decision finding that the ACA is unconstitutional was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020, and is expected to render its decision some time in 2021.

CHEMOSAT and HEPZATO may not achieve sufficient acceptance by the medical community to sustain our business.

The commercial success of CHEMOSAT and HEPZATO, if approved, will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Acceptance by the medical community may depend on the extent to which leaders in the scientific and medical communities publish scientific papers in reputable academic journals. If testing and clinical practice do not confirm the safety and efficacy of CHEMOSAT and HEPZATO or even if further testing and clinical practice produce positive results but the medical community does not view these favorably, our efforts to market CHEMOSAT and HEPZATO may fail, which would cause us to cease operation.

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

If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal health care program, such as Medicare and Medicaid programs;

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

We are subject to various domestic and international privacy and security regulations. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country that the personal data were collected or used. In the United States we are subject to various state and federal privacy and data security regulations, including but not limited to HIPAA and as amended in 2014 by the HITECH Act. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common health care transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU regulation with respect to protection of and cross-border transfers of such data out of the EU, and this regulation became more stringent in May 2018 when the EU’s General Data Protection Regulation (GDPR) came into effect. Furthermore, the legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues. The United States and the EU and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data and health information.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system and efforts to control health care costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delaying regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved.

For example, in the United States, the Patient Protection and Affordable Care Act of 2010, or ACA, substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. Many provisions of ACA impact the biopharmaceutical industry, including that in order for a biopharmaceutical product to receive federal reimbursement under the Medicare Part B and Medicaid programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the drug pricing program under the Public Health Services Act, or PHS. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. There is continued uncertainty about the implementation of ACA, including the potential for further amendments to the ACA and legal challenges to or efforts to repeal the ACA. A court decision finding that the ACA is unconstitutional was appealed to the U.S. Supreme Court, which heard oral arguments in November 2020, and is expected to render its decision some time in 2021.

We cannot be sure whether additional legislative changes will be enacted, or whether government regulations, guidance or interpretations will be changed, or what the impact of such changes would be on the marketing approvals, sales, pricing, or reimbursement of our drug candidates or products, if any, may be.

Consolidation in the healthcare industry could lead to demands for price concessions.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the medical device industry. Group purchasing organizations, independent delivery networks and large single accounts in the United States and foreign markets may result in a consolidation of purchasing decisions for potential healthcare provider customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances which may exert further downward pressure on the price of CHEMOSAT and HEPZATO and adversely impact our business, financial condition and results of operations.

Risks Related to Manufacturing, Commercialization and Market Acceptance of CHEMOSAT and HEPZATO

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

If we cannot maintain or enter into acceptable arrangements for the production of melphalan and other chemotherapeutic agents, we will be unable to successfully commercialize HEPZATO in the United States or complete our global Phase 3 trial in ocular melanoma liver metastases or any future clinical trials.

We have entered into a manufacturing and supply agreements with several suppliers for our supply of melphalan for injection for our clinical trials. We may pursue agreements with additional contract manufacturers to produce melphalan and other chemotherapeutic agents for use in the future for our clinical trial program and the commercialization of CHEMOSAT and HEPZATO, as well as for labeling and finishing services. We may not be able to enter into such arrangements on acceptable terms or at all. Every manufacturer is subject to inspection by FDA and must meet all cGMP regulatory requirements. To manufacture melphalan or other chemotherapeutic agents on our own, we would have to develop a manufacturing facility that complies with FDA requirements and regulations for the production of melphalan and each other chemotherapeutic agent we choose to manufacture for use with our system. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability. If we are unable to obtain sufficient melphalan and labeling services on acceptable terms or encounter delays or difficulties in our relationships with current and future suppliers or if current and future suppliers of melphalan do not comply with applicable regulations for the manufacturing and production of melphalan, our business, financial condition and results of operations may be materially harmed.

If we cannot successfully manufacture CHEMOSAT and HEPZATO, our ability to develop and commercialize the system would be impaired.

We manufacture certain components of our products, including our proprietary filter media, and assemble and package CHEMOSAT and HEPZATO at our facility in Queensbury, New York. We have established our European headquarters in Galway, Ireland and conduct finishing operations, assembly, packaging/labeling/distribution at this facility. We currently utilize third parties to manufacture some components of CHEMOSAT and HEPZATO.

We may have difficulty obtaining components for our products from our third-party suppliers in a timely manner or at all which may adversely affect our ability to deliver CHEMOSAT and HEPZATO to purchasers.

In addition to limiting sales opportunities, delays in manufacturing CHEMOSAT and HEPZATO may adversely affect our ability to obtain regulatory approval in the United States and other jurisdictions. Our ability to conduct timely clinical trials in the United States and abroad depends on our ability to manufacture the system, including sourcing the chemotherapeutic agents or other compounds through third parties in accordance with FDA and other regulatory requirements. If we are unable to manufacture CHEMOSAT and HEPZATO in a timely manner, we may not be able to conduct the clinical trials required to obtain regulatory approval and commercialize our product.

We have implemented quality systems throughout our organization designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the United States and those established by the International Standards Organization, or ISO, with respect to products sold in the EU. We are required to maintain ISO 13485 certification for medical devices to be sold in the EU, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. All of our facilities are presently ISO 13485:2016 certified. If our Queensbury, New York facility fails to maintain compliance with ISO 13485 and FDA cGMP or fails to pass facility inspection or audits, our ability to manufacture at the facility could be limited or terminated. In the future, we may manufacture and assemble CHEMOSAT and HEPZATO in our Galway, Ireland facility or elsewhere in the EU, and any facilities in the EU would have to obtain and maintain similar approvals or certifications of compliance.

The European Commission recently reviewed the Medical Device Directive legislative framework and promulgated REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC. This new Medical Device Regulation became effective on May 25, 2017, marking the start of a 3-year transition period for manufacturers selling medical device in Europe to comply with the new medical device regulation, or MDR, which governs all facets of medical devices. The transition task is highly complex and touches every aspect of product development, manufacturing production, distribution and post marketing evaluation.  On April 17, 2020, the European Parliament adopted the European Commission’s proposal to postpone the implementation of the MDR (EU) 2017/745 by 12 months in response to the exceptional circumstances associated with the COVID-19 pandemic and the potential impact it may have had on the MDR implementation. The new Date of Application (DoA) for the MDR will be May 26, 2021. Effectively addressing these changes will require a complete review of our device operations to determine what is necessary to comply. We do not believe the MDR regulatory changes will impact our business at this time, though implementation of the medical device legislation may adversely affect our business, financial condition and results of operations or restrict our operations.

We do not have written contracts with all of our suppliers for the manufacture of components for CHEMOSAT and HEPZATO.

While we have written contracts and supply agreements for key components for CHEMOSAT and HEPZATO, we do not have written contracts with all suppliers for the manufacture of components for CHEMOSAT and HEPZATO. If we are unable to obtain an adequate supply of the necessary components or negotiate acceptable terms, we may not be able to manufacture CHEMOSAT and HEPZATO in commercial quantities or in a cost-effective manner, and commercialization of CHEMOSAT and HEPZATO in the United States, the EU and elsewhere may be delayed. In addition, certain components are available from only a limited number of sources. Components of CHEMOSAT and HEPZATO are currently manufactured for us in small quantities.  We may require significantly greater quantities to further commercialize the product. We may not be able to find alternate sources of comparable components. If we are unable to obtain adequate supplies of components from existing suppliers or need to switch to an alternate supplier and obtain FDA or other regulatory agency approval of that supplier, commercialization of CHEMOSAT and HEPZATO may be delayed.

Even if we receive FDA or other foreign regulatory approvals, we may be unsuccessful in commercializing CHEMOSAT and HEPZATO in markets outside the EU, because of inadequate infrastructure or an ineffective commercialization strategy.

Outside the EU, even if we obtain regulatory approval from the FDA or other foreign regulatory agencies, our ability to commercialize CHEMOSAT and HEPZATO may be limited due to our inexperience in developing a sales, marketing and distribution infrastructure. If we are unable to develop this infrastructure in the United States or elsewhere or to collaborate with an alliance partner to market our products in the United States or foreign countries, particularly in Asia, our efforts to commercialize CHEMOSAT and HEPZATO or any other product outside of the EU may be less successful.

Even if we are successful in commercializing CHEMOSAT in the EU, we may not be successful in commercializing HEPZATO in the United States and CHEMOSAT or HEPZATO in other foreign countries. Each country requires a different commercialization strategy, so our EU marketing strategy may not translate to other markets. Without a successful commercialization strategy tailored for each market, our efforts to promote and market CHEMOSAT in each of our target markets may fail in any or all of those markets.

Our plan to use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and HEPZATO may not be successful.

We may be unable to enter into collaborative agreements without additional clinical data or unable to continue a collaborative agreement as a result of unsuccessful future clinical trials. Additionally, we may face competition in the search for alliances. As a result, we may not be able to enter into alliances on acceptable terms, if at all. Our collaborative relationships may never result in the successful development or commercialization of CHEMOSAT and HEPZATO or any other product. The success of any collaboration will depend upon our ability to perform our obligations under any agreements as well as factors beyond our control, such as the commitment of our collaborators and the timely performance of their obligations. The terms of any such collaboration may permit our collaborators to abandon the alliance at any time for any reason or prevent us from terminating arrangements with collaborators who do not perform in accordance with our expectations, or our collaborators may breach their agreements with us. In addition, any third parties with whom we collaborate may have significant control over important aspects of the development and commercialization of our products, including research and development, market identification, marketing methods, pricing, composition of sales force and promotional activities. We will not control the amount and timing of resources that any collaborator may devote to our research and development programs or the commercialization, marketing or distribution of our products. We may not be able to prevent any collaborators from pursuing alternative technologies or products that could result in the development of products that compete with CHEMOSAT and HEPZATO or the withdrawal of their support for our products. The failure of any such collaboration could have a material adverse effect on our business.

If we fail to overcome the challenges inherent in international operations, our business and results of operations may be materially adversely affected.

Currently we have only received authorization to market CHEMOSAT in the EU and intend to seek similar authorization or approvals in other foreign countries. As a result, we expect international sales of CHEMOSAT to account for a significant portion of our revenue, which exposes us to risks inherent in international operations. To accommodate our international sales, we will need to further invest financial and management resources to develop an international infrastructure that will meet the needs of our customers. Accordingly, we will face additional risks resulting from our international operations including:

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

Competition in the cancer treatment industry is intense. CHEMOSAT and HEPZATO compete with all forms of liver cancer treatments that are alternatives to surgical resection. Many of our competitors have substantially greater resources and considerable experience in conducting clinical trials and obtaining regulatory approvals. If these competitors develop more effective or more affordable products or treatment methods, or achieve earlier product development, our revenues or profitability will be substantially reduced.

If another company has orphan drug designations for the same drug and indication as us and receives marketing approval before we do, then we will be blocked from marketing approval for seven years from the date of its approval for the same indication of use unless we can make a showing of the clinical superiority of our drug.

Risks Related to our Intellectual Property

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Our success depends significantly on our ability to maintain and protect our proprietary rights in the technologies and inventions used in or embodied by our products. To protect our proprietary technology, we rely on patent protection, as well as a combination of copyright, trade secret and trademark laws, as well as nondisclosure, confidentiality, license and other contractual restrictions in our employment, manufacturing, consulting and other third-party agreements. These legal means may afford only limited protection, however, and may not adequately protect our rights or permit us to gain or keep any competitive advantage.

We have not and may not be able to adequately protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products and technologies in all countries throughout the world could be prohibitively expensive. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from copying our inventions in foreign countries to the extent we can in the United States. Competitors may use our technologies in jurisdictions where we have not obtained patent protection that covers the commercial products to develop their own competing products that are the same or substantially the same as our commercial product and, further, may export otherwise infringing products to territories where we have patent protection, but judicial systems do not adequately enforce patents to cause infringing activities to be ceased.

We do not have patent rights in certain foreign countries in which a market for our product and technologies exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product and technologies.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office (USPTO), and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product or procedures, we may not be able to stop a competitor from marketing products that are the same as or similar to our product and technologies.

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

The patent position of medical drug and device companies is generally highly uncertain. The degree of patent protection we require may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us sufficient exclusivity, or to gain or keep our competitive advantage. For example:

•	we might not have been the first to invent or the first to file patent applications on the inventions covered by each of our pending patent applications and issued patents;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	the patents of others may have an adverse effect on our business;

•	any patents we obtain or license from others in the future may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties; and

•	any patents we obtain or license from others in the future may not be valid or enforceable.

The process of applying for patent protection itself is time consuming and expensive and we cannot assure you that we have prepared or will be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.  It is possible that innovation over the course of development and commercialization may lead to changes in CHEMOSAT and HEPZATO methods and/or devices that cause such methods and/or devices to fall outside the scope of the patent protection we have obtained and the patent protection we have obtained may become less valuable. It is also possible that we will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them.  In addition, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. Moreover, we cannot assure you that all of our pending patent applications will issue as patents or that, if issued, they will issue in a form that will be advantageous to us.

Our success depends in part on our ability to commercialize CHEMOSAT and HEPZATO prior to the expiration of our patent protection.

Our patent protection for CHEMOSAT and HEPZATO is primarily in the United States and the EU, with additional design protection in Argentina, Australia, Canada, and China. We currently have patents in the United States and the EU directed to our product, system, procedure, and method of treatment.  Our patents provide patent protection for our CHEMOSAT hepatic delivery system, HEPZATO, hemofiltration cartridge apparatus, hemofiltration cartridge design, methods of treatment of a subject with cancer in accordance with various embodiments of our system, embodiments of our system for delivering a high concentration of a small molecule chemotherapeutic agent to a subject while minimizing systemic exposure to the small molecule chemotherapeutic agent, and methods of setting up a filter apparatus for hemofiltration in accordance with our procedures using our proprietary hepatic deliver system. However, patents have a limited lifespan. In the United States and the EU, the ordinary statutory natural expiration of a utility patent is generally 20 years from its filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

We may in the future become involved in lawsuits to protect or enforce our intellectual property, or to defend our products against assertion of intellectual property rights by a third party, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or misappropriate or otherwise violate our intellectual property rights. To stop any such infringement or unauthorized use, litigation may be necessary. Our intellectual property has not been tested in litigation. There is no assurance that any of our issued patents will be upheld if later challenged or will provide significant protection or commercial advantage. A court may declare our patents invalid or unenforceable, may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question, or may interpret the claims of our patents narrowly, thereby substantially narrowing the scope of patent protection they afford. Because of the length of time and expense associated with bringing new medical drugs and devices to the market, the healthcare industry has traditionally placed considerable emphasis on patent and trade secret protection for significant new technologies. Other parties may challenge patents, patent claims or patent applications licensed or issued to us, or may design around technologies we have patented, licensed or developed.

In addition, third parties may initiate legal or administrative proceedings against us to challenge the validity or scope of our intellectual property rights, such as inter partes review, post-grant review, re-examination or opposition proceedings before the USPTO, the European Patent Office or other foreign counterparts. Third parties may also allege an ownership right in our patents, as a result of their past employment or consultancy with us. Many of our current and potential competitors have the ability to dedicate substantially greater resources to defend their intellectual property rights than we can. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our product in one or more foreign countries.

The medical device industry has been characterized by frequent and extensive intellectual property litigation. Our competitors or other patent holders may assert that our products and the methods employed in our products are covered by their patents. Although we have performed a search for third-party patents and believe we have adequate defenses available if faced with any allegations that we infringe these third-party patents, it is possible that CHEMOSAT and HEPZATO could be found to infringe these patents. It is also possible that our competitors or potential competitors may have patents, or have applied for, will apply for, or will obtain patents that will prevent, limit or interfere with our ability to make, have made, use, sell, offer for sale, import or export our product. If our products or methods are found to infringe, we could be prevented from manufacturing or marketing our product.

Companies in the medical drug/device industry may use intellectual property infringement litigation to gain a competitive advantage. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not publicly available until the patent issues. As a result, avoiding patent infringement may be difficult. Litigation may be necessary to enforce any patents issued or assigned to us or to determine the scope and validity of third-party proprietary rights. Litigation could be costly and could divert our attention from our business. There are no guarantees that we will receive a favorable outcome in any such litigation. If a third-party claims that we infringed its patents, any of the following may occur:

•	we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;

•

we may become prohibited from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•	we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.

Litigation related to infringement and other intellectual property claims such as trade secrets, with or without merit, is unpredictable, can be expensive and time-consuming, and can divert management’s attention from our core business. If we lose this kind of litigation, a court could require us to pay substantial damages, treble damages, and attorneys’ fees, and could prohibit us from using technologies essential to our product, any of which would have a material adverse effect on our business, results of operations, and financial condition. If relevant patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our product unless we can obtain licenses to use technology covered by such patents. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all. If we cannot obtain these licenses, we could be forced to design around those patents at additional cost or abandon the product altogether. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could cause the price of our common stock to decline.

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

Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before CHEMOSAT and HEPZATO or any other product can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. Not all of our United States patent rights have corresponding patent rights effective in Europe or other foreign jurisdictions. Similar considerations apply in any other country where we are prosecuting patent applications, have been issued patents, or have decided not to pursue patent protection relating to our technology. The laws of foreign countries may not protect our intellectual property rights to the same extent as do laws of the United States.

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

We rely on our trademarks as one means to distinguish for our customers our products from the products of our competitors, and we have registered or applied to register many of these trademarks. The USPTO or foreign trademark offices may deny our trademark applications, however, and even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged. Third parties may oppose our trademark applications, or otherwise challenge our use of our trademarks. In addition, third parties may use marks that are confusingly similar to our own, which could result in confusion or a likelihood of confusion among our customers, thereby weakening the strength of our brand or allowing such third parties to capitalize on our goodwill. In such an event, or if our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademark rights in the face of any such infringement.

We may rely primarily on trade secret protection for important proprietary technologies.

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. Unlike patents, trade secrets are only recognized under applicable law if they are kept secret by restricting their disclosure to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot be assured that consultants, employees and other third parties with whom we have entered into confidentiality agreements will not breach the terms of such agreements by improperly using or disclosing our trade secrets or other proprietary knowledge. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Trade secret protection does not prevent independent discovery of the technology or proprietary information or use of the same. Competitors may independently duplicate or exceed our technology in whole or in part. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us in countries where we do not have patent protection.

Similar considerations apply in foreign countries where we receive approval and do not have issued patents for the current version of CHEMOSAT and HEPZATO. In these countries, our ability to successfully commercialize CHEMOSAT and HEPZATO will depend on our ability to maintain trade secret protection in these markets.

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

The trading price of our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends upon a number of factors, including historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our common stock to fluctuate are the risks described elsewhere in this “Risk Factors” section and other factors, including:

•	fluctuations in our quarterly operating results or the operating results of competitors;

•	variance in financial performance from the expectations of investors;

•	changes in the estimation of the future size and growth rate of our markets;

•	changes in accounting principles or changes in interpretations of existing principles, which could affect financial results;

•	conditions and trends in the markets served;

•	changes in general economic, industry and market conditions;

•	success of competitive products and services;

•	changes in market valuations or earnings of competitors;

•	changes in pricing policies or the pricing policies of competitors;

•	announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;

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

In addition, the stock markets and the market for pharmaceutical companies in particular, may experience a loss of investor confidence. Such loss of investor confidence may result in extreme price and volume fluctuations in our common stock that are unrelated or disproportionate to the operating performance of its business, financial condition or results of operations. These broad market and industry factors may materially harm the market price of our common stock and expose the Company to securities class action litigation. Such litigation, even if unsuccessful, could be costly to defend and divert management’s attention and resources, which could further materially harm our financial condition and results of operations.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the market price of our common stock and could impair our ability to raise additional equity capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of shares of our common stock or other equity-related securities would have on the market price of our common stock.

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

Anti-takeover provisions in our Amended and Restated Certificate of Incorporation and By-laws may reduce the likelihood of a potential change of control or make it more difficult for our stockholders to replace management.

Certain provisions of our Amended and Restated Certificate of Incorporation and By-laws could have the effect of making it more difficult for our stockholders to replace management at a time when a substantial number of stockholders might favor a change in management. These provisions include:

•	providing for a staggered board; and

•	authorizing the board of directors to fill vacant directorships or increase the size of the board of directors.

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

From time to time, we may consider strategic alternatives, such as acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:

•	issue equity securities that would dilute current stockholders’ percentage ownership;

•	incur substantial debt that may place strains on our operations;

•	spend substantial operational, financial and management resources in integrating new businesses, personnel, intellectual property, technologies and products;

•	assume substantial actual or contingent liabilities;

•	reprioritize our programs and even cease development and commercialization of CHEMOSAT and HEPZATO;

•	suffer the loss of key personnel, or

•

merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that certain of our stockholders may not deem desirable.

Although we intend to evaluate and consider different strategic alternatives, we have no agreements or understandings with respect to any acquisition, reorganization, or business combination at this time.

General Risk Factors

The loss of key personnel could adversely affect our business.

Our success depends upon the efforts of our employees. The loss of any of our senior executives or other key employees could harm its business.  Following the 2020 resignation of our former chief financial officer, this position has been filled on an interim basis by another Company executive.  We have undertaken a search process to locate a person to permanently fill that position. Competition for experienced personnel is intense and, if key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly identified and hired. Competition for qualified individuals exists in all functional areas, which makes it difficult to attract and retain the qualified employees we need to operate our business. Our success also depends in part on our ability to attract and retain highly qualified scientific, technical, commercial and administrative personnel. If we are unable to attract new employees and retain our current key employees, our ability to compete could be adversely affected and the development and commercialization of our products could be delayed or negatively impacted.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events may cause us to have difficulty preventing, detecting, and controlling fraud, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Any current or future outbreak of a health epidemic or other adverse public health developments, such as the current outbreak of COVID-19, could disrupt our manufacturing and supply chain, and adversely affect our business and operating results.

Our business could be adversely affected by the effects of health epidemics, specifically COVID-19. For example, our materials suppliers could be disrupted by conditions related to COVID-19, or other epidemics, possibly resulting in disruption to our supply chain. If our suppliers are unable or fail to fulfill their obligations to us for any reason, we may not be able to manufacture our products and satisfy customer demand or our obligations under sales agreements in a timely manner, and our business could be harmed as a result. At this point in time, there is uncertainty relating to the potential effect of COVID-19 on our business. Infections may become more widespread and should that limit our ability to manufacture our products or cause supply disruptions it would have a negative impact on our business, financial condition and operating results. In addition, a significant health epidemic could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect the market for our products, which could have a material adverse effect on our business, operating results, and financial condition.

We may be the subject of product liability claims or product recalls, and we may be unable to maintain insurance adequate to cover potential liabilities.

Our business exposes us to potential liability risks that may arise from clinical trials and the testing, manufacture, marketing, sale and use of CHEMOSAT and HEPZATO. In addition, because CHEMOSAT and HEPZATO are intended for use in patients with cancer, there is an increased risk of death among the patients treated with our system which may increase the risk of product liability lawsuits related to clinical trials or commercial sales. We may be subject to claims against us even if the injury is due to the actions of others. For example, if the medical personnel that use our system on patients are not properly trained or are negligent in the use of the system, the patient may be injured, which may subject us to claims. Were such a claim asserted, we would likely incur substantial legal and related expenses even if we prevail on the merits. Claims for damages, whether or not successful, could cause delays in clinical trials and result in the loss of physician endorsement, adverse publicity and/or limit our ability to market and sell the system, resulting in loss of revenue. In addition, it may be necessary for us to recall products that do not meet approved specifications, which would also result in adverse publicity and costs connected to the recall and loss of revenue. A successful products liability claim, or product recall would have a material adverse effect on our business, financial condition, and results of operations. While we currently carry product liability and clinical trial insurance coverage, it may be insufficient to cover one or more large claims.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate offices currently occupy 6,877 square feet of office space at 1633 Broadway, Suite 22C, New York, New York under a sub-lease agreement that expires in February 2023. See Note 13 to our audited consolidated financial statements contained in this Annual Report on Form 10-K for more details. We also own two building comprised of approximately 10,320 square feet at 566 Queensbury Avenue in Queensbury, New York and 6,000 square feet at 95-97 Park Road in Queensbury, New York. These facilities house manufacturing, quality assurance and quality control, research and development, and office space functions. We also own approximately four acres of land at 12 and 14 Park Road in Queensbury, New York. In addition, we lease a facility for office and manufacturing comprised of approximately 19,200 square feet at 19 Mervue, Industrial Park in Galway, Ireland under a lease agreement that expires in August 2021. We have sublet a portion of this facility to an unaffiliated third-party. We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet current operational needs.

Item 3. Legal Proceedings.

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, such as monetary damages, fines, penalties, or injunctions prohibiting us from selling our products or engaging in other activities.

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and CEO, and Barbra Keck, the Company’s former CFO (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations. In a letter dated, June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants seek payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1.14 million in the aggregate, as well as unspecified statutory damages under New York Labor Law, attorneys’ fees and costs, and statutory interest. The Company intends to defend the claims vigorously.  The arbitrator had scheduled hearings to take place during the week of May 17, 2021. However, the Claimants and the Company recently agreed to participate in non-binding mediation of their dispute before a neutral mediator, which resulted in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process.  At this time, the mediation process between the Claimants and the Company is ongoing. As of December 31, 2020, the Company has accrued for the full purported unpaid compensation amounts.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  Our common stock, par value $0.01 per share, is traded on the Nasdaq Capital Markets under the symbol “DCTH”.

Holders. On March 31, 2021 there were approximately 16,527 stockholders of record of our common stock.

Dividend Policy.  We have never declared or paid cash dividends on our common stock and have no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities.  None.

Repurchases of Equity Securities.  None.

Equity Compensation Plans. Information regarding our equity compensation plans as of December 31, 2020 is disclosed in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.  Selected Financial Data.

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, HEPZATO is a stand-alone medical device and is approved for sale under the trade name CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

In the United States, HEPZATO is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration, or the FDA. The FDA has granted the active moiety melphalan hydrochloride five orphan drug designations for the treatment of patients with ocular (uveal) melanoma, cutaneous melanoma, hepatocellular carcinoma, intrahepatic cholangiocarcinoma, and neuroendocrine tumors.  The FDA has granted the active moiety doxorubicin one orphan drug designation for the treatment of patients with hepatocellular carcinoma. In Europe CHEMOSAT is regulated as a Class IIb medical device and received its CE Mark in 2012.

Our most advanced development program is the treatment of ocular melanoma liver metastases, or mOM, a type of primary liver cancer. We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of indications which will maximize the value of the HEPZATO platform. We believe that the disease states we are investigating and intend to investigate are unmet medical needs that represent significant market opportunities.

We are investigating the objective response rate of HEPZATO in patients with mOM in our FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma, or the FOCUS Trial, a global registration clinical trial. For information on the FOCUS Trial, see “Part I, Item 1. Business—Clinical Development Program—The FOCUS Trial” above. We have paused the ALIGN Trial, a global Phase 3 clinical trial of HEPZATO in patients with intrahepatic cholangiocarcinoma, or the ALIGN Trial, due to difficulties in enrollment. For information on the ALIGN Trial, see “Part I, Item 1. Business—Clinical Development Program—The ALIGN Trial” above. In addition to the FOCUS Trial and the ALIGN Trial, our commercial development plan also includes a registry for CHEMOSAT cases performed in Europe and support of select investigator-initiated trials, or IITs.

Due to the global outbreak of SARS-CoV-2, a novel strain of coronavirus that causes Coronavirus disease (COVID-19), the Company experienced an impact on certain areas of its business.  These effects included a slowing of patient recruitment in the FOCUS Trial and a reduction in the pace at which we can monitor data at our clinical trial sites.  The resulting delay in completing enrollment and additional time required to monitor data caused our planned announcement for the top-line data from our FOCUS Trial to shift to early 2021.  We intend to submit a new drug application, or NDA, to the FDA in the first quarter of 2022 for the treatment of mOM once the FOCUS Trial has been completed.  The ability to achieve this goal is contingent on our ability to monitor data at our clinical sites and therefore the timeline may shift as access to the clinical sites changes in response to the rapidly evolving situation.  COVID-19 has caused us to experience a decline in EU commercial product revenue.  The results of the FOCUS Trial should also support securing reimbursement coverage for the use of CHEMOSAT in Europe. Additional impacts of COVID-19 on our business may arise that we are not aware of currently. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

Liquidity and Capital Resources

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

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and anticipate that losses will continue over the coming years. There can be no assurance that we will ever generate significant revenues or achieve profitability. We expect to use cash, cash equivalents and investment proceeds to fund our clinical research and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

At December 31, 2020, we had cash, cash equivalents and restricted cash totaling $28.8 million, as compared to cash, cash equivalents and restricted cash totaling $10.2 million at December 31, 2019.  During the years ended December 31, 2020 and 2019, the Company used $22.9 million and $23.7 million respectively, of cash in our operating activities.

Our consolidated financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months. We expect to incur significant expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern.

We have historically funded our operations through a combination of private placements and public offerings of our securities.

Future Capital Needs; Additional Future Funding

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and there can be no assurance that we will ever achieve consistent profitability. These circumstances raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Additional working capital will be required to continue operations. There can be no assurance that such working capital will be available on acceptable terms, if at all.

Results of Operations for the Year Ended December 31, 2020; Comparisons of Results of the Years Ended December 31, 2020 and 2019

Revenue

We recorded approximately $1.2 million in product revenue and $0.5 million in other revenue during the year ended December 31, 2020. During the same period in 2019, we recorded $1.1 million in product revenue and $0.5 million in other revenue. Our sales in both 2020 and 2019 were primarily generated through our license agreement with medac, pursuant to which medac serves as our exclusive distributor of CHEMOSTAT in the EU and certain other European nations.

Cost of Goods Sold

During the year ended December 31, 2020, we recognized cost of goods sold of approximately $0.6 million related to product revenue of $1.2 million as compared to cost of goods sold of approximately $0.7 million related to product revenue of $1.1 million in the prior year.

Selling, General and Administrative Expenses

For the year ended December 31, 2020, selling, general and administrative expenses decreased to $11.1 million from $11.3 million for the year ended December 31, 2019. The decrease is primarily related to $0.2 million in settlement expenses paid in 2019, which was a non-cash expense and $0.8 million in expenses related to litigation that was settled in July and August 2019.

Research and Development Expenses

For the year ended December 31, 2020, research and development expenses increased to $11.2 million from $9.5 million for the year ended December 31, 2019. The increase was primarily due to an increased rate of enrollment and related professional services for the FOCUS Trial as a result of the alleviated cash constraints we experienced during the first half of 2019.

Change in Fair Value of Derivative Liability

For the year ended December 31, 2020, non-cash derivative instrument expense was $2.8 million compared to the non-cash derivative instrument income of $17.5 million for the year ended December 31, 2019. In 2019, the Company issued warrants with an initial fair value of $20.8 million. At December 31, 2019, the fair value of the 2019 warrants was $3.4 million, resulting in a $17.5 million change in the fair value. In February 2020, the fair value of the warrant increased to $6.2 million, resulting in expense of $2.8 million. The entire $6.2 million warrant liability was reclassified to equity at March 31, 2020.

Loss on issuance of financial instrument

For the year ended December 31, 2020, there was no non-cash loss on issuance of financial instrument recorded, resulting in an increase of $1.7 million compared to the year ended December 31, 2019. In 2019, the $1.7 million loss is related to the issuance of the $2.0 million convertible note which was issued in exchange for the cancellation of the Series D and Pre-Funded Series D Warrants as discussed further in Notes 10 and 11 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

Other Income/Expense and Interest Expense

Other expense and interest expense are primarily related to the amortization of debt discounts, as well as foreign currency exchange gains and losses.

Interest income is from a money market account and interest earned on operating accounts.

Net Loss

We had a net loss for the year ended December 31, 2020 of $24.2 million, an increase of $15.3 million, as compared to a $8.9 million net loss for the same period in 2019.  This increase is due in part to a $1.5 million increase in operating expenses and a $0.1 million increase in gross profits, as well as a $6.2 million decrease in various non-cash expense items primarily related to the amortization of debt discounts and other costs related to convertible notes and other instruments issued in 2018 and 2019, offset by a $20.3 million increase in derivative instrument expense, also a non-cash item.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Delcath Systems, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delcath Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 31, 2021

DELCATH SYSTEMS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$28,575	$10,002
Restricted cash	181	181
Accounts receivables, net	57	21
Inventories	855	654
Prepaid expenses and other current assets	2,670	1,759
Total current assets	32,338	12,617
Property, plant and equipment, net	1,351	735
Right-of-use assets	946	860
Total assets	$34,635	$14,212

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$1,774	$4,533
Accrued expenses	5,241	6,947
Deferred revenue, current	525	482
Lease liabilities, current	495	664
Convertible notes payable, current	2,000	—
Warrant liability	—	3,368
Total current liabilities	10,035	15,994
Deferred revenue, non-current	2,072	2,378
Lease liabilities, non-current	450	197
Convertible notes payable, non-current	—	2,000
Total liabilities	12,557	20,569

Commitments and contingencies (Note 13)

Stockholders' Equity (Deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; 20,631 and 41,517 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $.01 par value; 40,000,000 and 1,000,000,000 shares authorized; 5,996,101 and 67,091 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively*	60	1
Additional paid-in capital	417,449	364,785
Accumulated deficit	(395,327)	(371,171)
Accumulated other comprehensive (loss) income	(104)	28
Total stockholders' equity (deficit)	22,078	(6,357)
Total liabilities and stockholders' equity (deficit)	$34,635	$14,212

* reflects, a one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2020	2019
Product revenue	$1,156	$1,101
Other revenue	490	479
Cost of goods sold	(640)	(719)
Gross profit	1,006	861

Operating expenses:
Research and development expenses	11,201	9,490
Selling, general and administrative expenses	11,108	11,279
Total operating expenses	22,309	20,769
Operating loss	(21,303)	(19,908)

Change in fair value of the warrant liability, net	(2,832)	17,493
Loss on issuance of financial instrument	-	(1,720)
Interest expense	(175)	(4,746)
Other income	154	2
Net loss	(24,156)	(8,879)

Deemed dividend for triggering of warrant down round feature	(55)	-
Net loss attributable to common stockholders	$(24,211)	$(8,879)

Net loss	$(24,156)	$(8,879)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(132)	$(22)
Total other comprehensive loss	$(24,288)	$(8,901)

Common share data:
Basic loss per common share*	$(8.35)	$(342.83)
Diluted loss per common share*	$(8.35)	$(342.83)

Weighted average number of basic shares outstanding*	2,897,827	25,900
Weighted average number of diluted shares outstanding*	2,897,827	25,900

* reflects, one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

(in thousands, except share and per share data)

	Common Stock		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2020	67,091	$1	41,517	$—	$364,785	$(371,171)	$28	$(6,357)
Compensation expense for issuance of stock options	—	—	—	—	3,505	—	—	3,505
Shares settled for services	50,013	1	—	—	405	—	—	406
Shares settled for accrued compensation	22,963	—	—	—	230	—	—	230
Conversion of preferred stock into common stock	2,084,507	20	(20,887)	—	(21)	—	—	(1)
Registration costs of Series E and Series E-1 Preferred Stock and related warrants	—	—	—	—	(106)	—	—	(106)
Fair value of warrants reclassified from liability to equity	—	—	—	—	6,200	—	—	6,200
Exercise of warrants into common stock	191,803	2	—	—	1,856	—	—	1,858
Public Offering - issuance of common stock and warrants	1,823,000	18	—	—	19,360	—	—	19,378
ATM Offering	77,644	1	—	—	865	—	—	866
Confidentially Marketed Public Offering - issuance of common stock	1,679,031	17	—	—	20,370	—	—	20,387
Fractional rounding related to reverse stock split	49	—	1	—	—	—	—	—
Net loss	—	—	—	—	—	(24,156)	—	(24,156)
Comprehensive loss	—	—	—	—	—	—	(132)	(132)
Balance at December 31, 2020	5,996,101	$60	20,631	$—	$417,449	$(395,327)	$(104)	$22,078

DELCATH SYSTEMS, INC.
Consolidated Statement of Stockholders' Equity (Deficit), continued
(in thousands, except share and per share data)

	Common Stock		Preferred Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2019	14,715	$—	101	$—	$329,065	$(344,054)	$50	$(14,939)
Compensation expense for issuance of stock options	—	—	—	—	273	—	—	273
Compensation expense for issuance of restricted stock	20	—	—	—	4	—	—	4
Issuance of Series D Preferred Stock	—	—	15	—	150	—	—	150
Retirement of Series D Preferred Stock	—	—	(116)	—	(1,160)	—	—	(1,160)
Exercise of Pre-Funded Series D Warrants	11,285	—	—	—	—	—	—	—
Exchange of warrants	92	—	—	—	13	—	—	13
Issuance of Series E Preferred Stock	—	—	32,572	—	42,876	(13,340)	—	29,536
Issuance of Series E-1 Preferred Stock	—	—	9,510	—	14,408	(4,898)	—	9,510
Fair value of warrants issued	—	—	—	—	(20,844)	—	—	(20,844)
Conversion of preferred stock into common stock	13,455	—	(565)	—	1	—	—	1
Shares issued due to fractional rounding upon reverse stock split	27,524	1	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	(8,879)	—	(8,879)
Comprehensive loss	—	—	—	—	—	—	(22)	(22)
Balance at December 31, 2019	67,091	$1	41,517	$—	$364,785	$(371,171)	$28	$(6,357)

* reflects, a one-for-seven hundred (1:700) reverse stock split effected on December 24, 2019.

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(24,156)	$(8,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	3,505	273
Restricted stock compensation expense	406	4
Depreciation expense	167	212
Amortization of right of use assets	25	37
Warrant liability fair value adjustment	2,832	(17,493)
Non-cash interest income	(1)	(11)
Equitization of expenses	—	1,474
Loss on issuance of financial instruments	—	1,715
Interest expense accrued related to convertible notes	160	74
Debt discount amortization	—	4,467
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(910)	(807)
(Increase) decrease in accounts receivable	(36)	497
(Increase) decrease in inventories	(201)	204
Decrease in accounts payable and accrued expenses	(4,396)	(4,350)
Decrease in deferred revenue	(263)	(479)
Decrease in other liabilities	—	(627)
Net cash used in operating activities	(22,868)	(23,689)

Cash flows from investing activities:
Purchase of property, plant and equipment	(782)	(24)
Net cash used in investing activities	(782)	(24)

Cash flows from financing activities:
Net proceeds from the issuance of debt	—	3,719
Net proceeds from the sale of Series E and E-1 Preferred Stock and warrants	—	26,475
Net proceeds from sale of Series D Preferred Stock	—	150
Principal payments of financing leases	(26)	(39)
Net payments related to reverse stock split	(106)	—
Fees paid related to preferred stock conversions	(1)	—
Proceeds on Public Offering (1)	19,378	—
Proceeds on ATM Offering Trades (2)	866	—
Proceeds on Public Offering II (3)	20,386	—
Proceeds from exercise of warrants	1,858	—
Net cash provided by financing activities	42,355	30,305
Foreign currency effects on cash, cash equivalents and restricted cash	(132)	14
Net increase in cash, cash equivalents and restricted cash	18,573	6,606

Cash, cash equivalents and restricted cash:
Beginning of year	10,183	3,577
End of year	$28,756	$10,183

DELCATH SYSTEMS, INC.
Consolidated Statements of Cash Flows, continued
(in thousands)

	Year ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$11	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of preferred stock into common stock	$21	$—
Reclassification of 2019 warrants from liability to equity	$6,200	$—
Equitization of debt, interest and expenses into July 2019 Private Placement	$—	$12,572
Fair value of warrants issued	$—	$20,844
Adoption of ASC 842 lease standard	$—	$1,652
Right of use assets obtained in exchange for lease obligations	$729	$874
Financing of D&O insurance premium	$781	$548
Issuance of restricted stock for 2019 bonuses due to executive officers	$230	$—

(1) May 2020 Public Offering gross proceed were $21,996, with issuance costs of $2,618
(2) ATM offering gross proceeds were $910, with issuances costs and fees of $44
(3) December 2020 Public Offering gross proceeds were $22,247, with issuance costs of $1,861

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

(1)	Description of Business

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is a drug/device combination product. HEPZATO is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our commercial product is a stand-alone medical device and is approved for sale under the trade name CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our clinical development program (“CDP”) for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma, or mOM, and the ALIGN Trial, a global Phase 3 clinical trial for intrahepatic cholangiocarcinoma, or ICC (the “ALIGN Trial”). The FOCUS Trial initiated treatment on the final enrolled patient on October 2, 2020. Presently, we have paused our work on the ALIGN Trial while we reevaluate the trial design and in order to be able to concentrate our efforts on the FOCUS Trial conclusion and subsequent new drug application, or NDA, filing with the United States Food and Drug Administration, or the FDA.  We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications which will maximize the value of the HEPZATO platform. Whether we continue the ALIGN Trial will be dependent on the relative value of the ICC indication versus other alternative indications. In addition, our CDP also includes a registry for CHEMOSAT commercial cases performed in Europe and sponsorship of select investigator-initiated trials or IITs.

In the United States, HEPZATO is considered a combination drug and device product regulated by the FDA. Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted Delcath six orphan drug designations (five for melphalan in ocular melanoma, cutaneous melanoma, cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the hepatocellular carcinoma indication). HEPZATO has not been approved for sale in the United States.

In Europe, CHEMOSAT is regulated as a Class IIb medical device and received its CE Mark in 2012. We are commercializing CHEMOSAT in select markets in the United Kingdom and the European Union, or the EU, where we believe the prospect of securing reimbursement coverage for the use of CHEMOSAT is strongest.

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, a novel strain of coronavirus that causes Coronavirus disease (COVID-19), the Company experienced an impact on certain areas of its business.  These effects included a slowing of patient recruitment in the FOCUS trial and a reduction in the pace at which we can monitor data at our clinical trial sites.  The resulting delay in completing enrollment and additional time required to monitor data has caused our planned announcement for the top-line data from our FOCUS Trial to shift to early 2021.  We now plan to submit an NDA to the FDA in the first quarter of 2022 for the treatment of mOM. The ability to achieve this goal is contingent on our ability to monitor data at our clinical sites and therefore the timeline may shift as access to the clinical sites changes in response to the rapidly evolving situation.  We have also experienced a decline in EU commercial product revenue and additional impacts to the business may arise that we are not aware of currently. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the year ended December 31, 2020, the Company incurred net losses of $24,156 and used $22,868 of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, it would be forced to delay, reduce or eliminate its research and development programs or any commercialization efforts.  There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. If Delcath is not able to continue as a going concern, it is likely that holders of its common stock will lose all of their investment. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. These circumstances raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Additional working capital will be required to continue operations. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development and clinical trial results; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing or sales experience; and dependence on key personnel.

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

Reverse Stock Splits

All share numbers presented in these financial statements, including these footnotes reflect a one-for seven hundred (1:700) reverse stock split effected on December 24, 2019.

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

Cash Equivalents and Concentrations of Credit Risk

The Company considers investments with original maturities of three months or less at date of acquisition to be cash equivalents. The Company has deposits that exceed amounts insured by the Federal Deposit Insurance Corporation; however, the Company does not consider this a significant concentration of credit risk based on the strength of the financial institution.

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded as restricted cash on the accompanying consolidated balance sheets.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

Accounts Receivable

Accounts receivable, principally trade, are generally due within 30 days and are stated at amounts due from customers. Collections and payments from customers are monitored and a provision for estimated credit losses may be created based upon historical experience and specific customer collection issues that may be identified.

Inventories

Inventories are valued at the lower of cost or net realizable value (“NRV”) using the first-in, first-out method.  The reported “NRV” of inventory includes finished saleable products, work-in-process, and raw materials that will be sold or used in future periods.  The Company reserves for expired, obsolete, and slow-moving inventory.

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost, less accumulated depreciation. The Company provides for depreciation on a straight-line basis over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements will be amortized over the shorter of the lease term or the estimated useful life of the related assets when they are placed into service. The Company evaluates property, plant and equipment for impairment periodically to determine if changes in circumstances or the occurrence of events suggest the carrying value of the asset or asset group may not be recoverable. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. At December 31, 2020 and 2019, the Company did not have any derivative instruments that were designated as hedges.

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

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

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

We may enter into contracts with partners that contain multiple elements such as licensing, development, manufacturing, and commercialization components. These arrangements are often complex, and we may receive various types of consideration over the life of the arrangement, including up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, margin sharing arrangements, license fees and royalties.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price, including an estimation of any variable consideration expected to be received in connection with the contract;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

Each of these steps in the revenue recognition process requires management to make judgments and/or estimates. The most significant judgements and estimates involve the determination of variable consideration to be included in the transaction price. Variable consideration is recognized at an amount we believe is not subject to significant reversal and is adjusted at each reporting period if the most likely amount of expected consideration changes or becomes fixed. We believe this provides a reasonable basis for recognizing revenue; however, actual results could differ from estimates and significant changes in estimates could impact our results of operations in future periods.

As required by ASC 606, the Company disaggregates its revenue into the categories of product revenue and other revenue.  The Company recognizes product revenue and milestone payments at a point in time, whereas other revenues (primarily license fees) are recognized over time. Milestone payments that are contingent upon the occurrence of future events, are evaluated and recorded at the most likely amount, and to the extent that it is probable that a significant reversal will not occur when the associated uncertainty is resolved.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

Deferred Revenue

The timing of the Company’s revenue recognition may differ from the timing of payment by its customers. A receivable is recorded when revenue is recognized prior to payment and the Company has an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied.

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

Stock Based Compensation

The Company accounts for its share-based compensation in accordance with the provisions of ASC 718, Stock-Based Compensation, which establishes accounting for equity instruments exchanged for employee services and ASC 505-50, Equity-Based Payments to Non-Employees, which establishes accounting for equity-based payments to non-employees.  Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period (generally the vesting period of the equity grant). The Company is required to record compensation cost for all share-based payments granted to employees based upon the grant date fair value, estimated in accordance with the provisions of ASC 718. Under the provisions of ASC 505-50, measurement of compensation cost related to common shares issued to non-employees for services is based on the value of the services provided or the fair value of the shares issued. The measurement of non-employee stock-based compensation is subject to periodic adjustment as the underlying equity instrument vests. The Company expenses its share-based compensation granted under the accelerated method, which treats each vesting tranche as if it were an individual grant.

The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors, and non-employee contractors, with an exercise price greater than or equal to the fair market value of Delcath’s common stock at the date of the grant.  The Company estimates the fair value of stock options using an option pricing model.  Key inputs used to estimate the fair value of stock options include the exercise price of the option, the expected term, the expected volatility of Delcath’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and Delcath’s expected annual dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Income Taxes

The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. See Note 14 for additional information.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

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

For the years ended December 31, 2020 and 2019 the following potentially dilutive securities were excluded from the computation of diluted earnings per share because their effects would be antidilutive:

	2020	2019
Common stock warrants - equity	4,236,687	-
Common stock warrants - liability	-	1,826,608
Assumed conversion of Series E and Series E-1 Preferred Stock	2,063,100	1,802,008
Assumed conversion of convertible notes	146,288	63,493
Stock options	1,078,499	1,640
Total	7,524,574	3,693,749

Segment Information

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

The assets and liabilities of the Company’s international subsidiaries are translated from their functional currencies into United States dollars at exchange rates prevailing at the balance sheet date. The majority of the foreign subsidiaries revenues and operating expenses are denominated in Euros. The reporting currency for the Company is the United States dollar. Average rates of exchange during the period are used to translate the statement of operations, while historical rates of exchange are used to translate any equity transactions.

Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans that are of a long-term-investment nature, are recorded in other comprehensive income.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated statement of operations. The Company has reclassified categories related to lease obligations and right of use assets to properly reflect the changes in the cash flow statement.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

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

(4)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheet. Restricted cash does not include required minimum balances.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$28,575	$10,002
Letters of credit	131	131
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$28,756	$10,183

(5)	Inventories

Inventories consist of:

	December 31, 2020	December 31, 2019
Raw materials	$435	$375
Work-in-process	420	279
Total Inventory	$855	$654

(6)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include the following:

	December 31, 2020	December 31, 2019
Clinical trial expenses	$1,497	$725
Insurance premiums	845	589
Other[1]	328	445
Total prepaid expenses and other current assets	$2,670	$1,759

1Other consists of various prepaid expenses and other current assets, with no individual item accounting for more than 5% at December 31, 2020 and 2019.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

(7)	Property, Plant, and Equipment

Property, plant, and equipment consists of:

	December 31, 2020	December 31, 2019	Estimated Useful Life
Buildings and land	$1,109	$589	30 years - Buildings
Enterprise hardware and software	1,862	1,739	3 years
Leaseholds	1,826	1,695	Lesser of lease term or estimated useful life
Equipment	1,063	1,025	7 years
Furniture	204	198	5 years
Property, plant, and equipment, gross	6,064	5,246
Accumulated depreciation	(4,713)	(4,511)
Property, plant, and equipment, net	$1,351	$735

On July 31, 2020, the Company exercised its option to purchase its 95-97 Park Road office location in Queensbury, NY for $460.3, pursuant to the terms of the lease agreement dated September 17, 2018, as amended.

Depreciation expense for the years ended December 31, 2020 and 2019 was $167 and $212, respectively.

(8)	Accrued Expenses

Current accrued expenses include the following:

	December 31, 2020	December 31, 2019
Clinical trial expenses	$2,698	$2,497
Compensation, excluding taxes	1,598	3,525
Other[1]	945	925
Total accrued expenses	$5,241	$6,947

1Other consists of various accrued expenses, with no individual item accounting for more than 5% of current liabilities at December 31, 2020 and 2019.

(9)	Leases

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

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s operating and financing leases as of December 31, 2020:

	US	Ireland	Total
Lease Cost
Operating lease cost	$471	$228	$699
Financing lease cost	27	—	27
Sublease income	-	(206)	(206)
Total	$498	$22	$520

Other information
Operating cash flows out from operating leases	(471)	(228)	(699)
Operating cash flows in from operating leases	-	206	206
Operating cash flows out from financing leases	(26)	—	(26)
Right-of-use assets exchanged for new operating lease liabilities	729	—	729
Weighted average remaining lease term	2.2	0.6
Weighted average discount rate - operating leases	8%	8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	US	Ireland	Total
Year ended December 31, 2021	$416	$133	$549
Year ended December 31, 2022	406	—	406
Year ended December 31, 2023	67	—	67
Total	889	133	1,022
Less present value discount	(74)	(3)	(77)
Operating lease liabilities included in the consolidated balance sheets at December 31, 2020	$815	$130	$945

(10)	Convertible notes payable

On June 6, 2019, the Company entered into a note purchase agreement with two institutional investors, pursuant to which the investors agreed to transfer and surrender to the Company for cancellation, warrants to purchase 5,605 shares of the Company’s common stock (the “Series D Warrants”) and warrants to purchase 0.1 million shares of the Company’s common stock (the “Pre-Funded Series D Warrants”). Under the terms of the note purchase agreement, the Company agreed to sell and issue to the investors an 8% Senior Secured Promissory Notes in an aggregate principal amount of $2,000 and with a July 16, 2021 maturity date, in full payment and satisfaction of the purchase price for the Series D Warrants and Pre-Funded Series D Warrants. The transactions contemplated by the note purchase agreement were effective and the 8% Senior Secured Promissory Notes were issued on July 15, 2019, upon the closing of the Company’s July 2019 Private Placement discussed in Note 11 herein. Immediately following the closing of the July 2019 Private Placement, the 8% Senior Secured Promissory Notes were amended, pursuant to a note amending agreement dated as of July 15, 2019 between the Company and the investors, to provide that the outstanding principal amount of the 8% Senior Secured Promissory Notes and any accrued and unpaid interest thereon are convertible, at the option of the holder, into shares of Series E Preferred Stock at the price of $1,500. The principal amount of the 8% Senior Secured Promissory Notes is recognized in Convertible notes payable, on the consolidated balance sheets of the Company.

	Maturity date	Conversion price	Current interest rate	Principal
Convertible notes payable
8.0% July 2019 Notes	7/16/2021	$1,500	8%	$2,000

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

(11)	Stockholders’ Equity

Authorized Shares

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 per value.  To date, the Company has designated the following preferred stock: Series A (4,200 shares), Series B (2,360 shares), Series C (590 shares), Series D (10,000 shares), Series E (40,000 shares) and Series E-1 (12,960 shares).

On November 23, 2020, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. The Certificate of Amendment, which became effective immediately upon its filing, decreased the total number of shares of common stock, $0.01 par value, that the Company is authorized to issue from 1,000,000,000 shares to 40,000,000 shares. The Board of Directors of the Company adopted a resolution approving the Certificate of Amendment on September 30, 2020.

Stock Incentive Plans

The Company’s 2019 Equity Incentive Plan (the “2019 Plan”) allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards.  All of the Company’s officers, directors, employees, consultants, and advisors are eligible to receive grants under the 2019 Plan.   The 2019 Plan provides for the grant of options to purchase shares of common stock at exercise prices not less than 100% of fair value on the dates of grant. The maximum number of shares reserved for issuance under the 2019 Plan was 2,142.  The 2019 Plan has been superseded by the 2020 Plan discussed below and no further awards will be made under the 2019 Plan; however, outstanding awards granted under the 2019 Plan will remain outstanding and continue to be administered in accordance with the terms of the 2019 Plan and the applicable award agreements. .

On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors.  On November 23, 2020, the Company’s stockholders approved the 2020 Plan.  The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of  December 31, 2020, there are 675,000 shares of common stock reserved under the 2020 Plan, of which 95,000 remained available to be issued.

Equity Offerings and Placements

Confidentially Marketed Public Offering

On December 11, 2020, the Company closed a confidentially marketed public offering with the issuance of 1,679,031 shares of the Company’s common stock at a price to the public of $13.25 per share. The Company received gross proceeds of $22,247, offset by $1,861 of underwriting discounts, commissions, and other estimated offering expenses.

At-the-Market Offering

On August 18, 2020, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, as sales agent or principal, shares of the Company’s common stock, (the “Placement Shares”), having an aggregate offering price of up to $10,000 (the “ATM Offering”).  The Company has no obligation to sell any Placement Shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Cantor Fitzgerald is required to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market, to sell Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of Placement Shares, reimburse Cantor Fitzgerald’s legal fees and disbursements up to $50.0 and provide Cantor Fitzgerald with customary indemnification and contribution rights. The sales agreement may be terminated by Cantor Fitzgerald or the Company upon notice to the other party as provided in the sales agreement, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the Placement Shares or to enforce contracts for the sale of the Placement Shares.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

In connection with the ATM Offering, in consideration for a fee equal to 1.05% of the gross sales price per share sold in the ATM Offering, ROTH Capital Advisors, LLC (“Roth”) waived, solely with respect to the ATM Offering, (i) Roth’s right, pursuant to certain engagement letters dated August 14, 2019 and January 13, 2020 between Roth and the Company, to act as placement agent or underwriter with respect to offerings of the Company’s securities and to receive a minimum of 35% of the fees paid to the agents or underwriters for such offerings and (ii) the lock-up provision included in a certain underwriting agreement dated May 1, 2020 between Roth and the Company requiring the prior written consent of Roth for any offer or sale of the Company’s common stock by the Company during the 90-day period following the date of such underwriting agreement.

Through December 31, 2020, the Company sold 77,644 shares of common stock pursuant to the ATM Offering for aggregate gross proceeds of $910, partially offset by $44 of issuance costs.

May 2020 Public Offering

On May 5, 2020, the Company closed a public offering of 1,823,000 shares of common stock, 377,000 pre-funded warrants and Series F warrants to purchase 2,224,900 shares of the Company’s common stock at an exercise price of $10.00 per share. Delcath received gross proceeds of approximately $21,996 from the public offering, partially offset by $2,618 of underwriting discounts and other offering expenses. As a result of the public offering, the conversion prices of the Company’s Series E and Series E-1 Preferred Stock were adjusted to $10.00 per share and the exercise price of the 2019 Warrants was adjusted to $10.00 per share and neither instrument is subject to further price resets.

Series E and Series E-1 Preferred Stock Private Placements

On July 11, 2019, the Company issued 32,572 shares of our Series E convertible preferred stock, par value $0.01 per share (the “Series E Preferred Stock”).  The Company entered into a securities purchase agreement with certain accredited investors pursuant to which Delcath sold an aggregate of 20,000 shares of Series E Preferred Stock, at a price of $1,000 per share and a warrant, or a “2019 E Warrant”, to purchase a number of shares of common stock equal to the number of shares of common stock issuable upon conversion of the Series E Preferred Stock purchased by the investor, or the “July 2019 Private Placement”.  In connection with the July 2019 Private Placement, the Company exchanged $11,800  of debt, interest and Series D Warrants for 11,500 shares of Series E Preferred Stock and related 2019 E Warrants, $100  in accounts payables for 149 shares of Series E Preferred Stock and related 2019 E Warrants and issued 923 shares of Series E Preferred Stock and related 2019 E Warrants to certain investors in exchange for a waiver of rights under exchange agreements signed in December 2018 and March 2019, or the “Debt Exchange”.

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

The Company received net cash proceeds after expenses of $26.5 million. Of the net proceeds and equitized value received, the Company allocated an estimated fair value of $20,844 to the 2019 Warrants, which was classified as a derivative liability due to the price reset features discussed below. As a result of the Series E Preferred Stock and Series E-1 Preferred Stock having an effective conversion price that was lower than the market price on the date of issuance, the Company has recognized a beneficial conversion feature of $18,238. Due to the Series E Preferred Stock and Series E-1 Preferred Stock being immediately convertible, the beneficial conversion feature was recognized in full as a deemed dividend.

Each share of Series E Preferred Stock and Series E-1 Preferred Stock, or, collectively, the “Preferred Stock”, is convertible at any time at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $42.00, subject to certain limitations and adjustments, or the Conversion Price. Except for certain adjustments, the holders of the Preferred Stock are entitled to receive dividends on shares of Preferred Stock equal (on an “as converted” basis) to and in the same form as dividends paid on shares of the common stock. Any such dividends that are not paid to the holders of the Preferred Stock will increase the stated value. No other dividends will be paid on shares of Preferred Stock. Each 2019 Warrant had an original exercise price equal to $42.00, subject to adjustment in accordance with the terms of the 2019 Warrants, or the Exercise Price, and became exercisable at any time upon the consummation of the Reverse Split and will be exercisable until 5:00 p.m. (NYC time) on the date that is five years following the date of the Reverse Split.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

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

As a consequence of the reduction of the Conversion Price on the Reverse Split Reset Date, an additional 813,473 shares of common stock became issuable upon the conversion of the Preferred Stock and, as a consequence of the reduction of the Exercise Price on the Reverse Split Reset Date, an additional 824,587 shares of common stock became issuable upon the exercise of the 2019 Warrants, or collectively the Reset Shares. Pursuant to the terms of the registration rights agreements entered into in connection with the Private Placements and the Debt Exchange we were required to register a number of shares of our common stock that would be issuable assuming that the Conversion Price and the Exercise Price were $16.10 per share, regardless of the actual Conversion Price or the Exercise Price. Pursuant to that requirement, even though we were obligated to issue only the Reset Shares as a result of the Reverse Split, we registered a total of 3,429,680 shares of common stock for sale or other disposition by the selling stockholders on our registration statement on Form S-1 (File No. 333-235751), which included the Reset Shares.

During the year ended December 31, 2020, the Company incurred $106 of costs to register the shares of common stock underlying the Preferred Stock and the 2019 Warrants.

The conversion price of the Preferred Stock and the exercise price of the 2019 Warrant were subsequently adjusted to $10.00 per share (and they are no longer subject to price resets) upon the pricing of the Company’s May 2020 public offering. As a result of the price adjustment, the excess of the fair value of the common stock that will be received on conversion of the Preferred Stock, measured on the price reset date, exceeded the original proceeds allocated to the Preferred Stock by $12,000. The repricing of the exercise price of the 2019 Warrants resulted in the recognition of a $55 deemed dividend. Because the 2019 Warrants are no longer subject to price resets, the $6,200 estimated fair value of the warrants was reclassified from derivative liability to equity.

During the years ended December 31, 2020 and 2019, 20,887 and 565 shares of Series E and Series E-1 Convertible Preferred Stock were converted into 2,084,507 and 13,455 shares of common stock, respectively.

As of December 31, 2020, there were 20,631 shares of Preferred Stock outstanding.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

Other Common Stock Issuances

During the years ended December 31, 2020 and 2019, the Company issued 72,976 and 20 shares of common stock with a grant date value of $636 and $4, respectively, as compensation. The 2020 issuances include shares valued at $230 which were issued to satisfy 2019 accrued compensation.

During the year ended December 31, 2020, the Company issued 6,000 shares of common stock associated with the exercise of pre-funded warrants and 185,803 shares of common stock associated with other warrants for combined proceeds of $1,858.  During the year ended December 31, 2019, the Company issued 11,285 shares of common stock associated with the exercise of pre-funded warrants for de minimis proceeds

In April 2019, the Company entered into an exchange agreement with an institutional investor with respect to warrants held by such investor. Pursuant to the exchange agreement, the Company issued 92 shares of the Company’s common stock in exchange for warrants to purchase 82,521 shares of common stock at a weighted average exercise price of $170 per share. The exchange resulted in a loss of approximately $6 which is recognized within loss on issuance of financial instrument in the statement of operations.

Series D Preferred Stock Issuance and Exchange

On November 5, 2018, the Company’s Board authorized the establishment of a new series of preferred stock designated as Series D Preferred Stock, $0.01 par value, the terms of which are set forth in the certificate of designations for such series of Preferred Stock. During 2019, the Company issued an additional 15 shares of Series D Preferred Stock (in addition to the 101 shares issued previously) for gross proceeds of $150.  On March 29, 2019, the Company exchanged all 116 issued and outstanding shares of its Series D Preferred Stock (having an aggregate stated value of $1,160) and received $400 in cash proceeds in exchange for the issuance of a senior secured promissory note (the “March 2019 Note”) in the principal amount of $1,560. The March 2019 Note bore interest at the rate of 8% per annum, was scheduled to mature on April 1, 2020, and was not convertible. The March 2019 Note was exchanged as part of the July 2019 preferred stock private placement discussed above and is no longer outstanding.

Stock Options

Pursuant to his Employment Agreement, on October 1, 2020, the Company granted a ten-year nonqualified and non-plan stock option to purchase 498,000 shares of the Company’s common stock to the Company’s new Chief Executive Officer, Gerard Michel. The exercise price of the option is equal to (i) $11.67 per share , the closing trading price per share of the Company’s common stock on October 1, 2020 as to the first 396,000 option shares to vest, (ii) 1.5 times the closing trading price per share of the Company’s common stock on October 1, 2020 as to the next 51,000 option shares to vest and (iii) 2.0 times the closing trading price per share of the Company’s common stock on October 1, 2020 as to the remaining 51,000 option shares to vest. The options vest ratably on a monthly basis over 36 months. The grant date value of the awards was $5,629, which will be recognized based on a graded approach over the vesting period.

On October 1, 2020, the Company granted ten-year options to directors and employees to purchase an aggregate of 550,000 shares of common stock at an exercise price of $11.67 per share. The options vest ratably on a monthly basis over 36 months. The grant date value of the awards was $6,230, which will be recognized using a graded approach over the vesting period.

On December 7, 2020, the Company granted ten-year options to a new employee to purchase an aggregate of 30,000 shares of common stock at an exercise price of $15.32 per share. The options vest ratably on a monthly basis over 36 months.  The grant date value of the award was $446, which will be recognized using a graded approach over the vesting period.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

The Company values stock options using the Black-Scholes option pricing model and used the following assumptions during the reporting periods:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Expected terms (years)	5.77	5.50
Expected volatility	181.00%	147.63%
Risk-free interest rate	0.27% - 0.40%	2.51% - 2.59%
Expected dividends	0.00%	0.00%

The weighted average estimated fair value of the stock options granted during the years ended December 31, 2020 and 2019 was approximately $11.41 and $181.41 per share, respectively.

The following is a summary of stock option activity under the 2019 Plan and the 2020 Plan For the year ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,640	$196.70
Granted	1,078,000	$12.60
Exercised	—	—
Cancelled/Forfeited	(1,141)	$196.70
Outstanding at December 31, 2020	1,078,499	$12.68	9.8	$6,012
Exercisable at December 31, 2020	87,834	$13.57	9.8	$494

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2020:

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$10 - $15	946,000	9.8	78,835
$15 - $20	81,000	9.8	4,250
$20 - $25	51,000	9.8	4,250
$25+	499	8.1	499
	1,078,499	9.8	87,834

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

At December 31, 2020, there was approximately $8,824 of aggregate unrecognized compensation expense related to employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 9.8 year. For the years ended December 31, 2020 and 2019, the Company recognized compensation expense $3,505 and $273, respectively, related to stock options granted to employees and board members, which were charged to the statement of operations as detailed below:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Selling, general and administrative	$2,304	$214
Research and development	1,110	59
Cost of goods sold	91	—
Total	$3,505	$273

Warrants

The following is a summary of warrant activity for the year ended December 31, 2020 :

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	1,826,608	$23.04
Warrants issued	2,601,900	$8.55
Warrants exercised	(191,803)	$9.69
Warrants expired	(18)	$10.00
Outstanding at December 31, 2020	4,236,687	$9.13	4.2	37,261
Exercisable at December 31, 2020	4,236,687	$9.13	4.2	37,261

The following table presents information related to stock warrants at December 31, 2020:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrants Term (in years)	Number of Warrants
$0.01	371,000	4.3	371,000
$10.00	3,865,687	4.2	3,865,687
	4,236,687	4.2	4,236,687

As of December 31, 2020, warrants to purchase 371,000 shares of common stock were pre-funded, and the exercise price was $0.01 per share. The remaining warrants were exercisable at $10.00 per share. See Series E and Series E-1 Preferred Stock Private Placement above for additional information related to the price reset of the 2019 Warrants.

See the May 2020 Public Offering section above for additional information related to the warrants issued during the year ended December 31, 2020.

See the Other Common Stock Issuances section above for additional information related to warrant exercises.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

(12)	Fair Value Measurements

The table below presents the activity within Level 3 of the fair value hierarchy for the twelve months ended December 31, 2020:

Fair Value Measurements Using Significant Unobservable

Inputs (Level 3)

Warrant Liability
Balance at January 1, 2019	$33
Total change in the liability included in earnings	(17,498)
Reclass from liability to equity	(11)
Fair value of warrants issued	20,844
Balance at December 31, 2019	3,368
Total change in the liability included in earnings	2,832
Reclass from liability to equity	(6,200)
Balance at December 31, 2020	-

At December 31, 2018, the Company had a total of 179 warrants outstanding that were surrendered pursuant to a settlement agreement entered into between the Company and the holders of such warrants on April 18, 2019. The final payment under the settlement was made on July 16, 2019.

See Note 11 for information related to the warrants issued in the year ended December 31, 2019 that were classified as derivative liabilities but were reclassified as equity during the year ended December 31, 2020.

The fair value of the warrants measured during the years ended December 31, 2020 and 2019 were determined by using option pricing models assuming the following:

	For the Year Ended December 31,
	2020	2019
Contractual life (in years)	4.30	4.60
Expected volatility	208.2%	207.50%
Risk-free interest rates	1.40%	1.70%

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
	Level 1		Level 2		Level 3		Balance at December 31,
	2020	2019	2020	2019	2020	2019	2020	2019
Liabilities
Derivative instrument liabilities	$—	$—	$—	$—	$—	$3,368	$—	$3,368

For the twelve months ended December 31, 2020 and 2019 there were no transfers in or out of Level 1, 2 or 3 inputs.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

(13)	Commitments

Litigation, Claims and Assessments

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and Chief Executive Officer, and Barbra Keck, the Company’s former Chief Financial Officer (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations to the Claimants. In a letter dated, June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants seek payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1,140 in the aggregate, as well as unspecified statutory damages under New York Labor Law, attorneys’ fees and costs, and statutory interest. The Company intends to defend the claims vigorously. The arbitrator had scheduled hearings to take place during the week of May 17, 2021. However, the Claimants and the Company recently agreed to participate in non-binding mediation of their dispute before a neutral mediator, which resulted in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process.  At this time, the mediation process between the Claimants and the Company is ongoing. As of December 31, 2020, the Company has accrued for the full purported unpaid compensation amounts.

Officer Appointment – Chief Executive Officer

On October 1, 2020, Gerard Michel was appointed as the Company’s new Chief Executive Officer and a Class I Director.  Pursuant to an employment agreement dated as of August 31, 2020 between the Company and Mr. Michel (the “Employment Agreement”), the term of Mr. Michel’s employment began on October 1, 2020. Under the Employment Agreement, Mr. Michel will receive an annual base salary of $450 subject to annual review by the Board’s Compensation and Stock Option Committee and will be eligible to participate in the Company’s annual incentive plan with a target annual cash bonus equal to 50% of his then-current base salary.  In addition, the Company will reimburse Mr. Michel up to $6.5 per month to cover his temporary expenses incurred in connection with traveling to and living in the New York City tristate area to work onsite at the Company’s principal corporate office for the initial eighteen (18) months of his employment.

Pursuant to the Employment Agreement, on October 1, 2020, the Company granted stock options to Mr. Michel.  See Note 11 for additional details.

If Mr. Michel resigns his at-will employment for Good Reason, (as defined in the Employment Agreement), or the Company terminates Mr. Michel’s employment other than for Cause, (as defined in the Employment Agreement) , then Mr. Michel shall be entitled to his accrued and unpaid compensation and, subject to him entering into and not revoking a general release of claims in favor of the Company and fully complying with the terms of an Employee Confidentiality, Invention Assignment and Restrictive Covenants Agreement (the “Restrictive Covenants Agreement”), Mr. Michel shall also be entitled to: (a) a severance payment equal in the aggregate to twelve (12) months of his annual base salary at the time of termination, payable in twelve (12) equal monthly installments; and (b) specified continuing health plan benefits until the earlier of (i) the twelve (12) month anniversary of his termination date, (ii) the last day he’s eligible for coverage pursuant to COBRA or (iii) the date on which he becomes eligible for similar coverage from another employer.

Operating Leases

Pursuant to a 2014 sublease agreement (the “2014 Sublease”) and a 2015 sublease agreement (the “2015 Sublease”) the Company subleased portions of its leased premises in Dublin, Ireland to a sublessee. On May 15, 2020, the Company and its sublessee entered into amendments to the 2014 Sublease and the 2015 Sublease pursuant to which (i) the 2014 Sublease and 2015 Sublease were extended from May 31, 2020 to August 2, 2021, (ii) effective  July 1, 2020, the leased premises under the 2015 Sublease would be expanded to include an additional 4,999 square feet of space, and (iii) effective July 1, 2020, the rent under the 2015 Sublease would increase from approximately $14.6 per month to $20.6 per month. The Company analyzed the terms of the amended 2014 Sublease and 2015 Sublease and determined that its ROU asset for the master operating lease was not impaired as a result of the amendments.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

On June 25, 2020, the Company entered into a sub-lease agreement (the “2021 Sub-Lease”) with its current sublessee under the 2014 Sublease and 2015 Sublease pursuant to which, effective August 2, 2021, the current sublessee will become the lessee and the Company will sub-lease its portion of the premises from the current sublessee.  The Company’s rent under the 2021 Sub-Lease will be approximately $3.7 per month for a term of five years.  Aside from the 2021 Sub-Lease, the Company has no operating or financing leases that have not yet commenced.

On September 22, 2020,  the Company entered into an amendment to a sub-lease agreement executed in March 2016 for approximately 6,877 square feet of office space at 1633 Broadway, New York, NY. The term of the sub-lease agreement began in April 2016 and, pursuant to the amendment, is extended through February 2023 for total annual base rent of $405.7.

Future minimum lease payments, net of receipts due under the terms of subleases, under all operating leases at December 31, 2020 are as follows:

Future Lease Payments
2021	419
2022	406
2023	68

For the years ended December 31, 2020 and 2019 rent expense, net of receipts under the terms of subleases, totaled approximately $423 and $529, respectively.

Letters of Credit

Under the terms of a sub-lease agreement for office space at 1633 Broadway, New York, NY, the Company is required to maintain a letter of credit in the amount of $131, which will expire with the sublease in February 2023.

(14)	Income Taxes

There is no income tax expense recognized for the years ended December 31, 2020 and 2019, respectively.

Loss before taxes consists of:

	December 31, 2020	December 31, 2019
Domestic	$(23,643)	$(4,882)
Foreign	(513)	(3,997)
Income (loss) before taxes	$(24,156)	$(8,879)

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	December 31, 2020	December 31, 2019
Income taxes using U.S federal statutory rate	$(5,073)	$(1,865)
Nondeductible interest	315	994
Loss on extinguishment of debt	—	361
Loss of tax benefit of state net operating loss carryforwards	(11)	1,477
Loss of tax benefit of federal tax credit carryforwards	—	324
Branch income	(238)	—
State income taxes, net of federal benefit	(1,788)	(1,461)
Foreign rate differential	(238)	664
Valuation allowance	6,281	3,512
Derivative charge	595	(3,674)
Stock option exercises and cancellations	308	—
Research and development costs	(166)	(316)
Other	15	(16)
Total	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Employee compensation accruals	$796	$84
Accrued liabilities	361	—
Research tax credits	346	135
Lease obligation	265	206
Other	87	72
Net operating losses	19,742	14,502
Total deferred tax assets	21,597	14,999
Deferred tax liabilities:
Right of use asset	265	206
Total deferred tax liabilities	265	206
Valuation allowance	21,332	14,793
Net deferred tax assets	$—	$—

As of December 31, 2020, and 2019, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $260,622 and $246,347, respectively. A significant portion of the federal amount is subject to an annual limitation as low as $27,500 as a result of changes in the Company’s ownership in May 2003, November 2016, and multiple dates throughout 2017, 2018 and 2019, as defined by Section 382 of the United States Internal Revenue Code of 1986, as amended (the “IRC”), and the related income tax regulations. As a result of the limitations caused by the May 2003, November 2016 and multiple 2017, 2018 and 2019 ownership changes, approximately $206,112 of the total net operating loss carryforwards is expected to expire unutilized and will be unavailable to offset future federal taxable income. Approximately $54,510 of net operating loss carryforwards remains available to offset future federal taxable income, of which $1,737 will expire between 2020 and 2037 and $52,773 will have an unlimited carryforward period as a result of the Tax Cuts and Jobs Act.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

In addition, the Company’s state net operating losses are also subject to annual limitations that generally follow IRC Section 382 provisions (with the exception of Connecticut), adjusted for each state’s respective income apportionment percentages. As of December 31, 2020, and 2019, the Company had net operating loss carryforwards for state and city income tax purposes between approximately $26,414 and $192,466 and between approximately $27,311 and $180,611, respectively, which expire through 2040. As a result of the IRC Section 382 limitations, approximately $168,826 and $153,056 of New York State and New York City net operating losses are expected to expire unutilized and will be unavailable to offset future taxable income. Approximately $23,641 and $23,623 of net operating loss carryforwards, respectively, will be available to offset future state and city taxable income. As of December 31, 2020, and 2019 the Company had a net operating loss carryforward for foreign income tax purposes of $30,880 and $26,141, respectively, which have indefinite carryforward periods. As of December 31, 2020, and 2019, the Company had federal research and development tax credit carryforwards of approximately $5,458 and $5,292, respectively, which expire through 2040. As a result of the IRC Section 382 limitations, all but $346 of the tax credit carryforwards is expected to expire unutilized.

Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance increased by approximately $6,540  and $3,428 in 2020 and 2019, respectively. The change in valuation is as follows:

	December 31, 2020	December 31, 2019
Beginning balance	$14,793	$11,364
Charged to costs and expenses	6,281	3,512
Charged to additional paid-in capital	—	—
Charged to retained earnings	—	—
Charged to other comprehensive income	258	(83)
Ending balance	$21,332	$14,793

On March 27, 2020, President Trump signed into law the $2 trillion bipartisan Coronavirus Aid, Relief, and Economic Security (CARES) Act (H.R. 748). The CARES Act includes a variety of economic and tax relief measures intended to stimulate the economy, including loans for small businesses, payroll tax credits/deferrals, and corporate income tax relief. Due to the Company’s history of tax loss carryforwards and full valuation allowance, the CARES Act did not have a significant effect on the income tax provision, as the corporate income tax relief was directed towards cash taxpayers.

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

The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company is no longer subject to federal and state examination for tax years ending prior to December 31, 2017; tax years ending December 31, 2017 through December 31, 2020 remain open to examination. The Republic of Ireland is the Company’s only significant foreign jurisdiction. The Company is no longer subject to Ireland tax examination for tax years ending prior to December 31, 2016 (as Ireland has not initiated an audit of 2015 as of December 31, 2020); tax years ending December 31, 2016 through December 31, 2020 remain open to examination. However, the Company’s tax years December 31, 1998 through December 31, 2020 generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

DELCATH SYSTEMS, INC.

Notes to Consolidated Financial Statements

for the Years Ended December 31, 2020 and 2019

(amounts in thousands, except share and per share amounts)

Delcath recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

(15)	Subsequent Events

Series E and E-1 Preferred Stock Conversions

Subsequent to December 31, 2020, the Company has issued 15,000 shares of common stock pursuant to conversions of Series E and Series E-1 Convertible Preferred Stock.

Stock Warrant Exercises

Subsequent to December 31, 2020, warrants to purchase 232,945 shares of the Company’s common stock with an exercise price of $10.00 per share were exercised for proceeds of $2,329,450.

Subsequent to December 31, 2020, the Company has issued 4,575 shares of common stock pursuant to the option of a cashless exercise of Series E warrants.

Sales of Unregistered Securities

On February 18, 2021, the Company issued 2,636 shares of unregistered Common Stock in lieu of cash payment of deferred accrued director fees to former director, William Rueckert.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act. Based on that evaluation, Delcath’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2020 (the end of the period covered by this Annual Report on Form 10-K), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including  the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Delcath’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders of the Company and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders of the Company and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders of the Company and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders of the Company and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2021 Annual Meeting of Stockholders of the Company and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:  The following Consolidated Financial Statements and Supplementary Data of Delcath and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Consolidated Balance Sheets at December 31, 2020 and 2019
•	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
•	Notes to Consolidated Financial Statements

2. Exhibits:  The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed September 25, 2019).

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

3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).

3.6		Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

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

4.7		Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed February 7, 2020).

4.8

Form of Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC, including the form of Series F warrant (incorporated by reference to Exhibit 4.8 of the Company’s Registration Statement on Form S-1/A filed on April 20, 2020)

4.9	**	Description of Securities.

10.1		Company 2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on February 7, 2019). #

10.2		Company 2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-8 filed on December 16, 2020). #

10.3		Employment Agreement dated August 31, 2020, between the Company and Gerard Michel. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 1, 2020). #

10.4

Inducement Award Stock Option Award Agreement dated October 1, 2020, between the Company and Gerard Michel. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 1, 2020). #

10.5

Employee Confidentiality, Invention Assignment and Restrictive Covenants Agreement, dated August 31, 2020, between the Company and Gerard Michel. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report Form 8-K filed on October 1, 2020). #

10.6		Executive Agreement between the Company and John Purpura (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2018). #

Exhibit No.	Description

10.7	Form of Employee Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2011). #

10.8

Form of Indemnification Agreement dated April 8, 2009 between the Company and members of the Company’s Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2009).

10.9

Amended and Restated Supply Agreement between B. Braun Medical Inc and the Company dated as of May 4, 2010 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.11

License, Supply and Contract Manufacturing Agreement between Synerx Pharma, LLC and Bioniche Teoranta and the Company dated as of October 13, 2010 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.11	Lease Agreement dated August 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.12

Second Amendment to Sublease, dated September 22, 2020, between the Company and Kasowitz Benson Torres LLP. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended September 30, 2020 filed on November 12, 2020).

10.13	Securities Purchase Agreement dated as of June 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2018).

10.14

First Amendment to Securities Purchase Agreement dated as of July 20, 2018 to Securities Purchase Agreement dated as of June 4, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2018).

10.15	First Amendment to Warrants to Purchase Common Stock dated July 20, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2018).

10.16	Form of Securities Purchase Agreement dated August 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.17	Form of Backstop Commitment Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.18	Form of 8% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.19	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.20	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 7, 2018)

10.21

Form of First Amendment to 8% Senior Secured Convertible Promissory Notes issued June 4, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.22

Form of Second Amendment to Warrants to Purchase Common Stock issued June 4, 2018 and July 20, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 7, 2018).

10.23	Form of Stock Purchase Agreement dated as of November 16, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 7, 2018).

10.24

License, Supply and Marketing Agreement for CHEMOSAT® dated as of December 10, 2018 between the Company and medac Gesellschaft für klinische Spezialpräparate mbH (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K filed on June 14, 2019).

10.25	Form of Exchange Agreement dated December 2018 (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-K filed on June 14, 2019).

10.26	Form of Leak-Out Agreement dated December 2018 (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-K filed on June 14, 2019).

Exhibit No.	Description

10.27

Global Settlement Agreement dated as of April 18, 2019 by and among the Company, Iroquois Capital Investment Group, LLC, Iroquois Master Fund Ltd. and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on June 14, 2019).

10.28	Securities Purchase Agreement dated as of April 19, 2019 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on June 14, 2019).

10.29	Securities Purchase Agreement dated as of April 26, 2019 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K filed on June 14, 2019).

10.30	Securities Purchase Agreement dated as of May 9, 2019 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-K filed on June 14, 2019).

10.31	Securities Purchase Agreement dated as of May 23, 2019 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on June 14, 2019).

10.32

Note Purchase Agreement dated as of June 6, 2019 by and among Delcath Systems, Inc., Rosalind Master Fund LP and Rosalind Opportunities Fund I (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed on June 14, 2019).

10.33	Form of 8% Secured Promissory Note Due June 6, 2021 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on June 14, 2019).

10.34

Securities Purchase Agreement dated as of July 11, 2019 between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 11, 2019).

10.35

Engagement Letter dated as of May 20, 2019 between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 11, 2019).

10.36

Securities Purchase Agreement dated as of August 15, 2019 between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2019).

10.37

Engagement Letter dated as of August 14, 2019 between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 16, 2019).

10.38

Amendment dated as of August 15, 2019 between the Company and each purchaser a signatory thereto to Securities Purchase Agreement dated as of July 11, 2019 between the Company and the purchasers’ signatories thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 16, 2019).

10.39

Board Appointment Agreement dated as of April 8, 2020 among the Company and the other parties thereto. (incorporated by reference to Exhibit 10.57 of the Company’s Registration Statement on Form S-1/A filed on April 20, 2020).

10.40

Support and Conversion Agreement dated as of March 11, 2020 among the Company and the other parties thereto (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1/A filed on April 20, 2020), as amended by Amendment to Support and Conversion Agreement dated as of April 8, 2020 among the Company and the other parties thereto (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1/A filed on April 20, 2020).

10.41

Controlled Equity Offering SM Sales Agreement, dated August 18, 2020, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 18, 2020).

10.42

Underwriting Agreement, dated December 9, 2020, among the Company, Canaccord Genuity LLC and Roth Capital Partners, LLC.(incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 11, 2020).

10.43

Engagement Letter, dated as of November 25, 2020, between the Company and Canaccord Genuity LLC. as amended by Amendment  to Engagement Letter, dated as of December 8, 2020, between the Company and Canaccord Genuity LLC (incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed on December 11, 2020).

Exhibit No.		Description

21	**	Subsidiaries of the Company

23.1	**	Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included on signature page hereto)

31.1	**	Certification by Principal Executive Officer Pursuant to Rule 13a 14.

31.2	**	Certification by Principal Financial Officer Pursuant to Rule 13a 14.

32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELCATH SYSTEMS, INC.

/s/ Gerard Michel
Gerard Michel
President and Chief Executive Officer
(Principal Executive Officer)
Dated: March 31, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned constitutes and appoints Gerard Michel and Christine Padula, and each of them, as attorneys-in-fact and agents, with full power of substitution and re-substitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerard Michel	President and Chief Executive Officer and Director	March 31, 2021
Gerard Michel	(Principal Executive Officer)

/s/ Christine Padula	Interim Principal Accounting Officer	March 31, 2021
Christine Padula	(Interim Principal Accounting Officer)

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	March 31, 2021
Roger G. Stoll, Ph.D.

/s/ Elizabeth Czerepak	Director	March 31, 2021
Elizabeth Czerepak

/s/ Steven Salamon	Director	March 31, 2021
Steven Salamon

/s/ John R. Sylvester	Director	March 31, 2021
John R. Sylvester

/s/ Gil Aharon	Director	March 31, 2021
Gil Aharon