Form 10-Q
period 2021-03-31
DELCATH SYSTEMS, INC.
filed 2021-05-11
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, 6,472,398 shares of the Company’s common stock, $0.01 par value, were outstanding.

SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$26,600	$28,575
Restricted cash	50	181
Accounts receivable, net	75	57
Inventories	1,109	855
Prepaid expenses and other current assets	2,369	2,670
Total current assets	30,203	32,338
Property, plant and equipment, net	1,321	1,351
Right-of-use assets	791	946
Total assets	$32,315	$34,635

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,234	$1,774
Accrued expenses	5,927	5,241
Deferred revenue, current	502	525
Lease liabilities, current	433	495
Convertible notes payable, current	2,000	2,000
Total current liabilities	10,096	10,035
Deferred revenue, non-current	1,856	2,072
Lease liabilities, non-current	357	450
Total liabilities	12,309	12,557

Commitments and contingencies (Note 13)	—	—

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 20,480 and 20,631 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 6,251,257 and 5,996,101 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	63	60
Additional paid-in capital	422,027	417,449
Accumulated deficit	(402,074)	(395,327)
Accumulated other comprehensive income	(10)	(104)
Total stockholders' equity	20,006	22,078
Total liabilities and stockholders' equity	$32,315	$34,635

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Product revenue	$261	$176
Other revenue	127	118
Cost of goods sold	(112)	(78)
Gross profit	276	216

Operating expenses:
Research and development expenses	3,707	2,974
Selling, general and administrative expenses	3,296	2,316
Total operating expenses	7,003	5,290
Operating loss	(6,727)	(5,074)

Change in fair value of the warrant liability, net	—	(2,832)
Interest expense, net	(41)	(36)
Other income	21	81
Net loss	(6,747)	(7,861)

Other comprehensive (loss) income:
Foreign currency translation adjustments	94	65
Total other comprehensive loss	$(6,653)	$(7,796)

Common share data:
Basic loss per common share	$(1.04)	$(108.07)
Diluted loss per common share	$(1.04)	$(108.07)

Weighted average number of basic shares outstanding	6,496,922	72,740
Weighted average number of diluted shares outstanding	6,496,922	72,740

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share and per share data)

	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2021	20,631	$—	5,996,101	$60	$417,449	$(395,327)	$(104)	$22,078
Compensation expense for issuance of stock options	—	—	—	—	2,148	—	—	2,148
Shares settled for services	—	—	2,636	—	57	—	—	57
Conversion of Preferred stock into common stock	(150)	—	15,000	—	—	—	—	—
Exercise of warrants into common stock	—	—	237,520	3	2,373	—	—	2,376
Net loss	—	—	—	—	—	(6,747)	—	(6,747)
Total comprehensive loss	—	—	—	—	—	—	94	94
Balance at March 31, 2021	20,481	$-	6,251,257	$63	$422,027	$(402,074)	$(10)	$20,006

	Preferred Stock		Common Stock Issued
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2020	41,517	$—	67,091	$1	$364,785	$(371,171)	$28	$(6,357)
Compensation expense for issuance of stock options	—	—	—	—	25	—	—	25
Shares settled for services	—	—	2,717	—	30	—	—	30
Conversion of Preferred stock into common stock	(70)	—	2,915	—	—	—	—	—
Fractional rounding related to Reverse Stock Split	—	—	50	—	—	—	—	—
Registration costs	—	—	—	—	(106)	—	—	(106)
Fair value of warrants reclassified from liability to equity	—	—	—	—	6,199	—	—	6,199
Net loss	—	—	—	—	—	(7,861)	—	(7,861)
Total comprehensive loss	—	—	—	—	—	—	65	65
Balance at March 31, 2020	41,447	$—	72,773	$1	$370,933	$(379,032)	$93	$(8,005)

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,747)	$(7,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,148	25
Restricted stock compensation expense	—	30
Depreciation expense	39	48
Amortization of right of use assets	—	11
Warrant liability fair value adjustment	—	2,832
Non-cash interest income	(1)	(3)
Interest expense accrued related to convertible notes	39	40
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	302	(880)
Increase in accounts receivable	(18)	(48)
Increase in inventories	(254)	(136)
Increase in accounts payable and accrued expenses	164	901
Decrease in deferred revenue	(239)	(188)
Net cash used in operating activities	(4,567)	(5,229)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9)	(180)
Net cash used in investing activities	(9)	(180)

Cash flows from financing activities:
Principal payments on financing leases	—	(11)
Net payments related to registration costs	—	(106)
Net proceeds from the exercise of warrants	2,376	—
Net cash provided by/(used in) financing activities	2,376	(117)
Foreign currency effects on cash	94	64
Net decrease in total cash	(2,106)	(5,462)

Total Cash:
Beginning of period	28,756	10,183
End of period	$26,650	$4,721

	Three months ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$3	$4

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of 2019 warrants from liability to equity	$—	$6,199
Issuance of restricted stock for accrued fees due to a former board member	$57	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2021 and 2020 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 and may also be found on the Company’s website (www.delcath.com). In these notes to the condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

Description of Business

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is a drug/device combination product. HEPZATO is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our commercial product is a stand-alone medical device having the same device components as the HEPZATO KIT but without the melphalan hydrochloride.  The device is approved for sale under the trade name CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

Our clinical development program for HEPZATO is primarily comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (FOCUS Trial), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma, or mOM. We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications which will maximize the value of the HEPZATO platform.

Risks and Uncertainties

Due to the global outbreak of SARS-CoV-2, a novel strain of coronavirus that causes Coronavirus disease (COVID-19), the Company experienced an impact on certain areas of its business.  These effects included a slowing of patient recruitment in the FOCUS trial and a reduction in the pace at which we can monitor data at our clinical trial sites.  The resulting delay in completing enrollment and additional time required to monitor data caused our announcement for the top-line data from our FOCUS Trial to shift to early 2021 and to be modified to a preliminary analysis. We now plan to submit a New Drug Application (NDA) to the FDA in the first quarter of 2022 for the treatment of mOM. The ability to achieve this goal is contingent on our ability to monitor data at our clinical sites and therefore the timeline may shift as access to the clinical sites changes in response to the rapidly evolving situation.  We have also experienced an increased volatility in EU commercial product revenue and additional impacts to the business may arise that we are not aware of currently. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

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

The Company’s existence is dependent upon management’s ability to obtain additional funding sources or to enter into strategic alliances. Adequate additional financing may not be available to the Company on acceptable terms, or at all. If the Company is unable to raise additional capital and/or enter into strategic alliances when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or any commercialization efforts.  There can be no assurance that the Company’s efforts will result in the resolution of the Company’s liquidity needs. If Delcath is not able to continue as a going concern, it is likely that holders of its common stock will lose all of their investment. The accompanying interim condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. These circumstances raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Additional working capital will be required to continue operations. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development and clinical trial results; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing, or sales experience; and dependence on key personnel.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report on Form 10-K have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies

There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for the following:

Reclassifications. Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive; however the changes will not significantly impact the Company due to the full valuation allowance that is recorded against the Company’s deferred tax assets. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 on January 1, 2021 and there was no material impact on the Company’s financial statements or disclosures.

(2)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheets. Restricted cash does not include required minimum balances.

Cash, cash equivalents, and restricted cash balances were as follows:

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$26,600	$28,575
Letters of credit	—	131
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$26,650	$28,756

(3)	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2021	2020
Raw materials	$486	$435
Work-in-process	623	420
Total inventories	$1,109	$855

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2021	2020
Clinical trial expenses	$1,497	$1,497
Insurance premiums	498	845
Professional services	125	66
Other	249	262
Total prepaid expenses and other current assets	$2,369	$2,670

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	March 31,	December 31,	Estimated
	2021	2020	Useful Life
Buildings and land	$1,120	$1,109	30 years - Buildings
Enterprise hardware and software	1,861	1,862	3 years
Leaseholds	1,809	1,826	Lesser of lease term or estimated useful life
Equipment	1,061	1,063	7 years
Furniture	203	204	5 years
Property, plant and equipment, gross	6,054	6,064
Accumulated depreciation	(4,733)	(4,713)
Property, plant and equipment, net	$1,321	$1,351

On July 31, 2020, the Company exercised its option to purchase its 95-97 Park Road office location in Queensbury, NY for $460.3, pursuant to the terms of the lease agreement dated September 17, 2018, as amended on January 29, 2019, and further amended on July 31, 2020.

Depreciation expense for the three months ended March 31, 2021 was approximately $38.8 as compared to approximately $47.6 for the same period in 2020.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2021	2020
Clinical expenses	$3,511	$2,698
Compensation, excluding taxes	1,514	1,598
Professional fees	335	225
Interest on convertible note	274	234
Other	293	486
Total accrued expenses	$5,927	$5,241

(7)	Leases

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

The following table summarizes the Company’s operating leases as of and for the three months ended March 31, 2021:

	US	Ireland	Total
Lease cost
Operating lease cost	$112	$57	$169
Sublease income	—	(44)	(44)
Total	$112	$13	$125

Other information
Operating cash flows out from operating leases	(112)	(57)	(169)
Operating cash flows in from operating leases	-	44	44
Weighted average remaining lease term	1.9	0.3
Weighted average discount rate - operating leases	8%	8%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	US	Ireland	Total
Year ended December 31, 2021	$304	$73	$377
Year ended December 31, 2022	406	-	406
Year ended December 31, 2023	67	-	67
Total	777	73	850
Less present value discount	(59)	(1)	(60)
Operating lease liabilities included in the condensed consolidated balance sheet at March 31, 2021	$718	$72	$790

(8)	Convertible notes payable

	Conversion price	Current interest rate	Principal
Current convertible notes payable
8.0% July 2019 Notes (maturity date - July 16, 2021)	$1,500	8%	$2,000

The note payable is convertible into Preferred Stock.

(9)	Stockholders’ Equity

Preferred Stock

Series E and Series E-1 Preferred Stock

During the three months ended March 31, 2021, 150 shares of Preferred Stock were converted into 15,000 shares of the Company’s common stock.

As of March 31, 2021, there were an aggregate of 20,481 shares of Series E and Series E-1 Preferred Stock outstanding.

Other Common Stock Issuances

During the three months ended March 31, 2021, the Company issued  237,520 shares of common stock associated with the exercise of warrants.

Issuance of Unregistered Securities

In February 2021, the Company issued 2,636 shares of unregistered common stock in lieu of a cash payment of deferred accrued director fees to a former director.

Stock Incentive Plans

2020 Omnibus Equity Incentive Plan

As of March 31, 2021, there were 675,000 shares of the Company’s common stock reserved under the 2020 Plan, of which 95,000 remained available to be issued. On March 30, 2021, the Company’s Board of Directors approved an amendment of the 2020 Plan to increase the number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,800,000, subject to stockholder approval of the amendment. The amendment of the 2020 Plan was approved by the stockholders at the Company’s annual meeting of stockholders held on May 6, 2021 and, effective as of such date, the number of shares of the Company’s common stock available for issuance under the 2020 Plan increased by 1,800,000 resulting in a total share reserve of 2,475,000 shares of common stock.

Share-Based Compensation

The following is a summary of stock option activity under the 2019 Plan and the 2020 Plan for the three months ended March 31, 2021:

	Number of Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,078,499	$12.68
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	—	—
Outstanding at March 31, 2021	1,078,499	$12.68	9.5	$710
Exercisable at March 31, 2021	175,164	$13.05	9.5	$131

The following table summarizes information for stock option shares outstanding and exercisable at March 31, 2021

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$10 - $15	946,000	9.5	157,665
$15 - $20	81,000	9.5	8,500
$20 - $25	51,000	9.5	8,500
$25+	499	7.8	499
	1,078,499	9.5	175,164

The following is a summary of share-based compensation expense in the statement of operations for the three months ended March 31, 2021

	Three months ended March 31,
	2021	2020
Selling, general and administrative	$1,466	$49
Research and development	630	5
Cost of goods sold	52	—
Total	$2,148	$55

At March 31, 2021, there was $6,677 of aggregate unrecognized compensation expense related employee and board stock option grants. This will be recognized over the next 33 months.

Warrants

The following is a summary of warrant activity for the three months ended March 31, 2021:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	4,236,687	$9.13
Warrants issued	—	—
Warrants exercised	(242,580)	10.00
Warrants expired	—	—
Outstanding at March 31, 2021	3,994,107	$9.07	3.9	$13,372
Exercisable at March 31, 2021	3,994,107	$9.07	3.9	$13,372

         The following table presents information related to stock warrants at March 31, 2021

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	371,000	4.1	371,000
$10.00	3,623,107	3.9	3,623,107
	3,994,107	3.9	3,994,107

As of March 31, 2021, warrants to purchase 371,000 shares of the Company’s common stock were pre-funded, and the exercise price was $0.01 per share. The remaining warrants were exercisable at $10.00 per share.

(10)	Fair Value Measurements

As a result of the expiration of certain provisions in the 2019 Warrants, the $6,199 fair value of the 2019 Warrants was reclassified from liability to equity on February 19, 2020.

The fair value of the outstanding warrants at February 19, 2020, the date the 2019 Warrants were no longer classified as a liability, was determined by using option pricing models with the following assumptions:

February 19,
2020
Expected life (in years)	4.3
Expected volatility	208.2%
Risk-free interest rates	1.4%

(11)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2021 and 2020 because their effects would be anti-dilutive:

	March 31,
	2021	2020
Stock options	1,078,499	1,640
Common stock warrants - equity	3,994,107	1,826,599
Common stock reserved for conversion of preferred shares	2,048,101	1,799,093
Assumed conversion of convertible notes	146,288	63,493
Total	7,266,995	3,690,825

At March 31, 2021, the Company had 371,000 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Weighted average shares issued	6,125,922	72,740
Weighted average pre-funded warrants	371,000	-
Weighted average shares outstanding	6,496,922	72,740

(12)	Commitments and Contingencies

Litigation, Claims and Assessments

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and Chief Executive Officer, and Barbra Keck, the Company’s former Chief Financial Officer (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations to the Claimants. In a letter dated June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants seek payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1,140 in the aggregate, as well as unspecified statutory damages under New York Labor Law, attorneys’ fees and costs, and statutory interest. The Company intends to defend the claims vigorously. The arbitrator had scheduled hearings to take place during the week of May 17, 2021. However, the Claimants and the Company recently agreed to participate in non-binding mediation of their dispute before a neutral mediator, which resulted in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process.  At this time, the mediation process between the Claimants and the Company is ongoing. As of March 31, 2021, the Company has accrued for the full purported unpaid compensation amounts.

(13)	Subsequent Events

Stock Warrant Exercises

Subsequent to March 31, 2021, warrants to purchase 6,141 shares of the Company’s common stock with an exercise price of $10.00 per share were exercised for proceeds of $61.4. In addition, pre-funded warrants to purchase 215,000 shares of the Company’s common stock with an exercise price of $0.01 per share were exercised for proceeds of $2.2.

Other Transactions

In April 2021, the Company issued an invoice for $1,178 to medac, the Company’s EU product distribution partner, for the achievement of the milestone requirement pertaining to the positive results related to the FOCUS trial, as outlined in the License, Supply and Marketing Agreement dated December 10, 2018 between the Company and medac.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Delcath Systems, Inc. (“Delcath” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 to provide an understanding of its results of operations, financial condition and cash flows.

All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to Delcath Systems, Inc., and its subsidiaries unless the context indicates otherwise.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 in Item 1A under “Risk Factors” and in Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

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

.

Overview

The following section should be read in conjunction with Part I, Item 1: Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q as well as Part I, Item 1: Business; and Part II, Item 8: Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Company Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is a drug/device combination product. HEPZATO is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, our commercial product is a stand-alone medical device having the same device components as the HEPZATO KIT but without the melphalan hydrochloride.  The device is approved for sale under the trade name CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

In the United States, HEPZATO is regulated as a combination drug and device by the United States Food and Drug Administration (FDA). Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted the active moiety melphalan hydrochloride five orphan drug designations for the treatment of patients with ocular (uveal) melanoma, cutaneous melanoma, hepatocellular carcinoma, intrahepatic cholangiocarcinoma, and neuroendocrine tumors.  The FDA has granted the active moiety doxorubicin one orphan drug designation for the treatment of patients with hepatocellular carcinoma. In Europe, CHEMOSAT is regulated as a Class IIb medical device and received its CE Mark in 2012. We are commercializing CHEMOSAT in select markets in the United Kingdom and the European Union, or the EU, where we believe the prospect of securing reimbursement coverage for the use of CHEMOSAT is strongest.

Our most advanced development program is the treatment of ocular melanoma liver metastases, or mOM, a type of primary liver cancer, with HEPZATO. HEPZATO is being studied in the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (FOCUS Trial), a global registration clinical trial that is investigating objective response rate in mOM. The FOCUS Trial is being conducted at approximately 30 sites in the United States and Europe. The FOCUS Trial initiated treatment on the final enrolled patient on October 2, 2020. The primary endpoint of the FOCUS Trial is Objective Response Rate (ORR) as measured by RECISTv1.1, in the Intent to Treat (ITT) population. The single arm trial was powered to demonstrate a superior ORR versus checkpoint inhibitors, one of the few mOM treatment categories with a significant amount of peer reviewed publications. The checkpoint inhibitor ORR was calculated based on a meta-analysis covering 16 different publications which included 476 patients. The pooled overall response rate was 5.5% [95% CI: 3.6, 8.3]. To achieve statistical significance at a 95% Confidence Interval the lower bound of the ORR for HEPZATO is required to exceed the 8.3% upper bound of the meta-analysis. Secondary endpoints include Duration of Response (DOR), Disease Control Rate (DCR), Overall Survival (OS), and Progression-Free Survival (PFS). Additional exploratory outcome measures include time to objective response, hepatic progression-free survival, hepatic objective response, and quality of life, safety, and other pharmacokinetic measures. Initially, the trial was a randomized controlled trial which was amended to a single arm trial given slow enrollment due to the rarity of ocular melanoma, absence of crossover to the experimental trial arm, competing clinical trials and the commercial availability of CHEMOSAT in Europe. Included in the prespecified analyses are comparisons against the Best Alternative Care (BAC) arm which enrolled 32 patients prior to the amendment to a single-arm trial.

We have paused a global Phase 3 clinical trial of HEPZATO in patients with intrahepatic cholangiocarcinoma, (the ALIGN Trial) due to difficulties in enrollment. In addition to the FOCUS Trial and the ALIGN Trial, our commercial development plan also includes a registry for CHEMOSAT cases performed in Europe and support of select investigator-initiated trials, or IITs.

We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of indications which will maximize the value of the HEPZATO platform. This may result in a restart of the ALIGN Trial. We believe that the disease states we are investigating and intend to investigate are unmet medical needs that represent significant market opportunities.

Recent Developments

FOCUS Trial Preliminary Analysis

On March 31, 2021 Delcath released a preliminary analysis of the FOCUS trial data based on 87% of enrolled patients using prespecified analyses. An Independent Review Committee assessed an ORR of 29.2% [95% CI: 20.1, 39.8] in the ITT population, the lower bound of which exceeded the upper bound of the predefined success criteria (8.3%) for the primary ORR endpoint. In the per protocol populations, evaluable patients in the HEPZATO arm had a statistically significant improvement over BAC in prespecified endpoints including: ORR of 32.9% [95% CI: 22.8, 44.4] versus 13.8% [CI: 3.9, 31.7] for the BAC arm (Chi-square P<0.05), Median PFS of 9.0 months [95% CI: 6.2, 11.8] versus 3.1 months ([95% CI: 2.7, 5.7] for the BAC arm (HR=0.41 p<0.001), and DCR of 70.9% [95% CI: 59.6, 80.6] versus 37.9% [95% CI: 20.7, 57.7] for the BAC arm (p<0.002). In this preliminary analysis, DOR and OS were not yet evaluable. Since not all patients were evaluable for all time points, these preliminary analyses may change as data matures.

In the HEPZATO safety population of 94 patients, 38 patients (40.4%) experienced a treatment-emergent serious adverse event. The most commonly reported treatment-emergent serious adverse events were thrombocytopenia (14.9% of patients), neutropenia (10.6% of patients), and leukopenia (4.2% of patients), which were well-manageable. 5% of patients experienced treatment-emergent serious cardiac adverse events. In all cases the events resolved with no ongoing complications. There were no treatment-related deaths in the trial.

COVID-19

Due to the global outbreak of SARS-CoV-2, a novel strain of coronavirus that causes Coronavirus disease (COVID-19), the Company experienced an impact on certain areas of its business.  These effects included a slowing of patient recruitment in the FOCUS Trial and a reduction in the pace at which we can monitor data at our clinical trial sites.  The resulting delay in completing enrollment and additional time required to monitor data caused our announcement for the top-line data from our FOCUS Trial to shift to early 2021 and to be modified to a preliminary analysis.  We intend to submit a New Drug Application (NDA) to the FDA in the first quarter of 2022 for the treatment of mOM once the FOCUS Trial has been completed.  The ability to achieve this goal is contingent on our ability to monitor data at our clinical sites and therefore the timeline may shift as access to the clinical sites changes in response to the rapidly evolving situation.  COVID-19 has caused us to experience an increase in volatility in EU commercial product revenue.  The results of the FOCUS Trial should also support securing reimbursement coverage for the use of CHEMOSAT in Europe. Additional impacts of COVID-19 on our business may arise that we are not aware of currently. The ultimate impact of the pandemic on the Company’s results of operations, financial position, liquidity, or capital resources cannot be reasonably estimated at this time.

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

Results of Operations for the three months ended March 31, 2021 (in thousands)

Three months ended March 31, 2021 Compared with Three months ended March 31, 2020

Revenue

We recorded approximately $388.5 in revenue for the three months ended March 31, 2021 compared to $293.4 for the three months ended March 31, 2020. The increase in revenue is partly due to an increase in CHEMOSAT unit sales to medac and an increase of 5% for the royalty income calculation from medac, which started on January 1, 2021.

Cost of Goods Sold

For the three months ended March 31, 2021, we recorded cost of goods sold of approximately $111.9 compared to $78.0 for the three months ended March 31, 2020. An increase of $38.8 is related to the increase in sales volume.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the three months ended March 31, 2021, research and development expenses increased to $3,707.4 from $2,974.0 in the prior year period. The increase is primarily due to the recording stock option expenses of $630 in the first quarter of 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended March 31, 2021 and 2020, selling, general and administrative expenses were $3,296.0 and $2,315.5, respectively. The increase is primarily related to the recording of stock option expense of $1,466 during the three months ended March 31, 2021.

Other Income/Expense

Other income/expense is primarily related to income or expense associated with financial instruments. For the three months ended March 31, 2021 and 2020, other income/expense were $20.2 and $2,786.4 of expense, respectively.  The prior year period included a $2,831 expense related to the change in fair value of a warrant liability.

Net Loss

Our net loss for the three months ended March 31, 2021 was $6,746.9, a decrease of $1,114.0 compared to net loss of $7,860.5 for the three months ended March 31, 2020. The decrease in net loss is primarily due to the $2,831 other income/expense related to the change in the fair value of the warrant liability booked in the three months ended March 31, 2020 which was offset by the recording of $2,148 stock option expense in the first quarter of 2021.

Liquidity and Capital Resources

At March 31, 2021, we had cash, cash equivalents and restricted cash totaling $26,650.0, as compared to cash, cash equivalents and restricted cash totaling $28,756.0 at December 31, 2020 and $4,721.0 at March 31, 2020. During the three months ended March 31, 2021 and 2020, we used $4,566.7 and $5,229.3, respectively, of cash in our operating activities. In the three months ended March 31, 2021, we raised $2,376 of cash related to the exercises of warrants.

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

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history, and we anticipate that our losses will continue for the foreseeable future.  There can be no assurance that we will ever generate significant revenues or achieve profitability. We expect to use cash, cash equivalents and investment proceeds to fund our future clinical and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining approvals and complying with regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

The Company has no off-balance sheet arrangements.

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Principal Accounting Officer concluded that our disclosure controls and procedures as of March 31, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as define in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and CEO, and Barbra Keck, the Company’s former CFO (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations. In a letter dated June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants seek payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1.14 million in the aggregate, as well as unspecified statutory damages under New York Labor Law, attorneys’ fees and costs, and statutory interest. The Company intends to defend the claims vigorously. The arbitrator had scheduled hearings to take place during the week of May 17, 2021. However, the Claimants and the Company recently agreed to participate in non-binding mediation of their dispute before a neutral mediator, which resulted in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process.  At this time, the mediation process between the Claimants and the Company is ongoing. As of March 31, 2021, the Company has accrued for the full purported unpaid compensation amounts.

The occurrence of an unfavorable outcome in any specific period could have a material adverse effect on our results of operations for that period or future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 18, 2021, the Company issued 2,636 shares of unregistered common stock in lieu of cash payment of deferred accrued director fees to former director, William Rueckert. The issuance to Mr. Rueckert was made in reliance on the exemption from registration in Section 4(a)(2) under the Securities Act of 1933.

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

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).
31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Interim Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Interim Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
**

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

DELCATH SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCATH SYSTEMS, INC.

May 11, 2021	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer

May 11, 2021	/s/ Christine Padula
Christine Padula
Interim Principal Accounting Officer