Form 10-Q
period 2021-06-30
DELCATH SYSTEMS, INC.
filed 2021-08-10
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, 7,356,289 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$19,274	$28,575
Restricted cash	151	181
Accounts receivable, net	75	57
Inventories	1,221	855
Prepaid expenses and other current assets	2,185	2,670
Total current assets	22,906	32,338
Property, plant and equipment, net	1,361	1,351
Right-of-use assets	650	946
Total assets	$24,917	$34,635

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,224	$1,774
Accrued expenses	3,621	5,241
Deferred revenue, current	509	525
Lease liabilities, current	387	495
Convertible notes payable, current	—	2,000
Total current liabilities	5,741	10,035
Deferred revenue, non-current	1,754	2,072
Lease liabilities, non-current	263	450
Convertible notes payable, non-current	2,000	—
Total liabilities	9,758	12,557

Commitments and contingencies (Note 11)	—	—

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 11,707 and 20,631 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 7,349,777 and 5,996,101 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	74	60
Additional paid-in capital	423,660	417,449
Accumulated deficit	(408,504)	(395,327)
Accumulated other comprehensive loss	(71)	(104)
Total stockholders' equity	15,159	22,078
Total liabilities and stockholders' equity	$24,917	$34,635

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Product revenue	$398	$262	$659	$437
Other revenue	138	117	265	235
Cost of goods sold	(202)	(168)	(314)	(246)
Gross profit	334	211	610	426

Operating expenses:
Research and development expenses	3,497	2,223	7,204	5,197
Selling, general and administrative expenses	3,288	2,257	6,584	4,573
Total operating expenses	6,785	4,480	13,788	9,770
Operating loss	(6,451)	(4,269)	(13,178)	(9,344)

Change in fair value of the warrant liability, net	—	—	—	(2,832)
Interest expense, net	(40)	(52)	(81)	(88)
Other income	61	46	82	128
Net loss	(6,430)	(4,275)	(13,177)	(12,136)

Deemed dividend for triggering of warrant down round feature	—	(55)	—	(55)
Net loss attributable to common stockholders	$(6,430)	$(4,330)	$(13,177)	$(12,191)

Net loss	$(6,430)	$(4,275)	$(13,177)	$(12,136)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(61)	(1)	33	65
Total other comprehensive loss	$(6,491)	$(4,276)	$(13,144)	$(12,071)

Common share data:
Basic loss per common share	$(0.96)	$(1.90)	$(2.00)	$(10.40)
Diluted loss per common share	$(0.96)	$(1.90)	$(2.00)	$(10.40)

Weighted average number of basic shares outstanding	6,681,369	2,273,187	6,589,655	1,171,994
Weighted average number of diluted shares outstanding	6,681,369	2,273,187	6,589,655	1,171,994

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share and per share data)

	Three and six months ended June 30, 2021
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2021	20,631	$—	5,996,101	$60	$417,449	$(395,327)	$(104)	$22,078
Compensation expense for issuance of stock options	—	—	—	—	2,148	—	—	2,148
Shares settled for services	—	—	2,636	—	57	—	—	57
Conversion of Preferred stock into common stock	(150)	—	15,000	—	—	—	—	—
Exercise of warrants into common stock	—	—	237,520	3	2,373	—	—	2,376
Net loss	—	—	—	—	—	(6,747)	—	(6,747)
Total comprehensive loss	—	—	—	—	—	—	94	94
Balance at March 31, 2021	20,481	—	6,251,257	63	422,027	(402,074)	(10)	20,006
Compensation expense for issuance of stock options	—	—	—	—	1,626	—	—	1,626
Conversion of Preferred stock into common stock	(8,774)	—	877,379	9	(8)	—	—	1
Exercise of warrants into common stock	—	—	221,141	2	15	—	—	17
Net loss	—	—	—	—	—	(6,430)	—	(6,430)
Total comprehensive loss	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2021	11,707	$—	7,349,777	$74	$423,660	$(408,504)	$(71)	$15,159

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit), continued
(Unaudited)
(in thousands, except share and per share data)

	Three and six months ended June 30, 2020
	Preferred Stock		Common Stock Issued
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2020	41,517	$—	67,091	$1	$364,785	$(371,171)	$28	$(6,357)
Compensation expense for issuance of stock options	—	—	—	—	25	—	—	25
Shares settled for services	—	—	2,717	—	30	—	—	30
Conversion of Preferred stock into common stock	(70)	—	2,915	—	—	—	—	—
Fractional rounding related to Reverse Stock Split	—	—	50	—	—	—	—	—
Registration costs	—	—	—	—	(106)	—	—	(106)
Fair value of warrants reclassified from liability to equity	—	—	—	—	6,199	—	—	6,199
Net loss	—	—	—	—	—	(7,861)	—	(7,861)
Total comprehensive loss	—	—	—	—	—	—	65	65
Balance at March 31, 2020	41,447	—	72,773	1	370,933	(379,032)	93	(8,005)
Shares settled for services	—	—	70,259	1	605	—	—	606
Conversion of Preferred stock into common stock	(15,497)	—	1,549,609	15	(16)	—	—	(1)
Conversion of Pre-funded Series F Warrants	—	—	6,000	—	—	—	—	—
Public Offering - issuance of common stock and warrants	—	—	1,823,000	18	19,360	—	—	19,378
Net loss	—	—	—	—	—	(4,275)	—	(4,275)
Total comprehensive loss	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	25,950	$—	3,521,641	$35	$390,882	$(383,307)	$92	$7,702

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,177)	$(12,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	3,774	25
Restricted stock compensation expense	—	635
Depreciation expense	78	92
Amortization of right of use assets	—	22
Warrant liability fair value adjustment	—	2,832
Interest expense accrued related to convertible notes	79	80
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	485	(232)
Increase in accounts receivable	(17)	(125)
Increase in inventories	(366)	(70)
Decrease in accounts payable	(550)	(2,359)
Decrease in accrued expenses	(1,641)	(1,598)
Decrease in deferred revenue	(334)	(248)
Net cash used in operating activities	(11,669)	(13,082)

Cash flows from investing activities:
Purchase of property, plant and equipment	(88)	(221)
Net cash used in investing activities	(88)	(221)

Cash flows from financing activities:
Principal payments on financing leases	—	(23)
Net payments related to registration costs	—	(106)
Net proceeds from Public Offering	—	19,378
Net proceeds from the exercise of warrants	2,393	—
Net cash provided by financing activities	2,393	19,249
Foreign currency effects on cash	33	63
Net (decrease) / increase in total cash	(9,331)	6,009

Total Cash:
Beginning of period	28,756	10,183
End of period	$19,425	$16,192

	Six months ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$4	$7

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of 2019 warrants from liability to equity	$—	$6,199
Conversions of preferred stock into common stock	$9	$15
Issuance of restricted stock for accrued fees due to a former board member	$57	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 and may also be found on the Company’s website (www.delcath.com). In these notes to the condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

Description of Business

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is a drug/device combination product. HEPZATO is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, our commercial product is a stand-alone medical device having the same device components as the HEPZATO KIT but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

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

The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales. These circumstances raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Additional working capital is required to continue operations. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product development and clinical trial results; uncertainty regarding regulatory approval; technological uncertainty; uncertainty regarding patents and proprietary rights; comprehensive government regulations; limited commercial manufacturing, marketing, or sales experience; and dependence on key personnel.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report on Form 10-K have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes. The list of changes is comprehensive; however, the changes will not significantly impact the Company due to the full valuation allowance that is recorded against the Company’s deferred tax assets. Early adoption of ASU 2019-12 is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, an entity that elects early adoption must adopt all the amendments in the same period. The Company adopted ASU 2019-12 on January 1, 2021, and there was no material impact on the Company’s financial statements or disclosures.

On May 3, 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is evaluating this new standard.

(2)	Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheets. Restricted cash does not include required minimum balances.

Cash, cash equivalents, and restricted cash balances were as follows:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$19,274	$28,575
Letters of credit	101	131
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$19,425	$28,756

(3)	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2021	2020
Raw materials	$517	$435
Work-in-process	704	420
Total inventories	$1,221	$855

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30,	December 31,
	2021	2020
Clinical trial expenses	$1,497	$1,497
Insurance premiums	290	845
Other	398	328
Total prepaid expenses and other current assets	$2,185	$2,670

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	June 30,	December 31,	Estimated
	2021	2020	Useful Life
Buildings and land	$1,191	$1,109	30 years - Buildings
Enterprise hardware and software	1,862	1,862	3 years
Leaseholds	1,814	1,826	Lesser of lease term or estimated useful life
Equipment	1,068	1,063	7 years
Furniture	204	204	5 years
Property, plant and equipment, gross	6,139	6,064
Accumulated depreciation	(4,778)	(4,713)
Property, plant and equipment, net	$1,361	$1,351

Depreciation expense for the three and six months ended June 30, 2021 was approximately $39.6 and $78.4 as compared to approximately $44.4 and $92.0 for the same period in 2020.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2021	2020
Clinical expenses	$2,216	$2,698
Compensation, excluding taxes	747	1,598
Professional fees	188	225
Interest on convertible note	313	234
Other	157	486
Total accrued expenses	$3,621	$5,241

(7)	Leases

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

The following table summarizes the Company’s operating leases as of and for the six months ended June 30, 2021:

	US	Ireland	Total
Lease cost
Operating lease cost	$214	$110	$324
Sublease income	—	(109)	(109)
Total	$214	$1	$215

Other information
Operating cash flows out from operating leases	(214)	(110)	(324)
Operating cash flows in from operating leases	-	109	109
Weighted average remaining lease term	1.7	-
Weighted average discount rate - operating leases	8%	8%

          Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	US	Ireland	Total
Year ended December 31, 2021	$203	$18	$221
Year ended December 31, 2022	406	-	406
Year ended December 31, 2023	67	-	67
Total	676	18	694
Less present value discount	(44)	-	(44)
Operating lease liabilities included in the condensed consolidated balance sheet at June 30, 2021	$632	$18	$650

(8)	Convertible Notes Payable
	Conversion price	Current interest rate	Principal
Convertible notes payable
8.0% July 2019 Notes (maturity date - July 16, 2021)	$1,500	8%	$2,000

The note payable is convertible into Preferred Stock.

See Note 12 Subsequent Events for information related to an amendment which reduced the conversion price and extended the maturity of the convertible notes payable.

(9)	Stockholders’ Equity

Preferred Stock

Series E and Series E-1 Preferred Stock

During the six months ended June 30, 2021, 8,924 shares of Preferred Stock were converted into 892,379 shares of the Company’s common stock.

As of June 30, 2021, there were an aggregate of 11,707 shares of Series E and Series E-1 Preferred Stock outstanding.

Other Common Stock Issuances

During the six months ended June 30, 2021, the Company issued  458,661 shares of common stock associated with the exercise of warrants, including 215,000 prefunded warrants at an exercise price of $0.01 per share.

Stock Incentive Plan

2020 Omnibus Equity Incentive Plan

As of June 30, 2021, there were 2,475,000 shares of the Company’s common stock reserved under the Delcath Systems, Inc. Omnibus Equity Incentive Plan (the “2020 Plan”), of which 1,881,608 remained available to be issued. On March 30, 2021, the Company’s Board of Directors approved an amendment of the 2020 Plan to increase the number of shares of the Company’s common stock available for issuance under the 2020 Plan by 1,800,000, subject to stockholder approval of the amendment.  The amendment of the 2020 Plan was approved by the stockholders at the Company’s annual meeting of stockholders held on May 6, 2021, and, effective as of such date, the number of shares of the Company’s common stock available for issuance under the 2020 Plan increased by 1,800,000 resulting in a total share reserve of 2,475,000 shares of common stock.

Share-Based Compensation

The following is a summary of stock option activity for the six months ended June 30, 2021:

	Number of Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,078,499	$12.68
Granted	15,000	9.87
Exercised	—	—
Cancelled/Forfeited	(1,611)	11.67
Outstanding at June 30, 2021	1,091,888	$12.65	9.3	$929
Exercisable at June 30, 2021	262,388	$12.87	9.2	$246

The following table summarizes information for stock option shares outstanding and exercisable at June 30, 2021

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$9 - $15	959,389	9.2	236,389
$15 - $20	81,000	9.3	12,750
$20 - $25	51,000	9.3	12,750
$25+	499	7.6	499
	1,091,888	9.2	262,388

The following is a summary of share-based compensation expense in the statement of operations for the three and six months ended June 30, 2021

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cost of goods sold	39	—	91	—
Research and development	463	117	1,093	122
Selling, general and administrative	$1,124	$488	$2,590	$537
Total	$1,626	$605	$3,774	$660

At June 30, 2021, there was $5,176 of aggregate unrecognized compensation expense related employee and board stock option grants. This will be recognized over the next 2.9 years.

Warrants

The following is a summary of warrant activity for the six months ended June 30, 2021:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2021	4,236,687	$9.13
Warrants issued	—	—
Warrants exercised	(463,421)	5.37
Warrants expired	—	—
Outstanding at June 30, 2021	3,773,266	$9.59	3.7
Exercisable at June 30, 2021	3,773,266	$9.59	3.7

         The following table presents information related to stock warrants at June 30, 2021

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	156,000	3.8	156,000
$10.00	3,617,266	3.7	3,617,266
	3,773,266	3.7	3,773,266

As of June 30, 2021, warrants to purchase 156,000 shares of the Company’s common stock were pre-funded, and the exercise price was $0.01 per share. The remaining warrants were exercisable at $10.00 per share.

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2021 and 2020 because their effects would be anti-dilutive:

	June 30,
	2021	2020
Stock options	1,091,888	1,640
Common stock warrants - equity	3,773,266	4,051,499
Common stock reserved for conversion of preferred shares	1,170,700	2,595,087
Assumed conversion of convertible notes	154,222	146,288
Total	6,190,076	6,794,514

At June 30, 2021, the Company had 156,000 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average shares issued	6,511,194	2,038,297	6,319,622	1,054,549
Weighted average pre-funded warrants	170,175	234,890	270,033	117,445
Weighted average shares outstanding	6,681,369	2,273,187	6,589,655	1,171,994

(11)	Commitments and Contingencies

Litigation, Claims and Assessments

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and CEO, and Barbra Keck, the Company’s former CFO (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations. In a letter dated, June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants sought payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1,140 in the aggregate, as well as unspecified statutory damages under the New York Labor Law, attorneys’ fees and costs, and statutory interest. The Company denied any liability or wrongdoing and was vigorously defending against the claims, with contested arbitration hearings initially scheduled to commence in the week of May 17, 2021. However, the Claimants and the Company agreed to participate in non-binding mediation of their dispute before a neutral mediator, which resulted in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process. With the assistance of the neutral mediator and after careful consideration by the Company’s board of directors following several weeks of negotiations, the Claimants and the Company agreed in mid-May of 2021 to a confidential settlement of their dispute to avoid the expenses and distractions of further arbitration proceedings, with no admission of liability or wrongdoing on the part of the Company. While the Company had accrued for the full purported unpaid compensation amount of $1,140 as of December 31, 2020, the Company ultimately paid less in full and final settlement of its dispute with both of the Claimants. As a result of the confidential settlement, the AAA Arbitration was dismissed with prejudice on June 1, 2021.

Other Transactions

In April 2021, the Company issued an invoice for $1,178 to medac, the Company’s EU product distribution partner, for a milestone payment due under the License, Supply and Marketing Agreement (the “Agreement”) dated December 10, 2018, between the Company and medac, Per the Agreement, a milestone is due upon achieving positive efficacy in the FOCUS trial as defined by the FOCUS trial protocol. Per the trial protocol and associated Statistical Analysis Plan, positive efficacy is based on whether the Objective Response Rate (ORR) exceeds a prespecified threshold. A preliminary analysis of the FOCUS trial data based on 87% of enrolled patients was released on March 31, 2021, and subsequently presented at the American Society of Clinical Oncology (ASCO) Annual Meeting held virtually from the 4th through the 8th of June 2021. Per that analysis, the ORR exceeded the prespecified threshold. While the final ORR is not yet known, given the magnitude by which the ORR exceeded the prespecified endpoint and the small number of patients yet to be assessed, the final ORR will be greater than the prespecified endpoint regardless of the responder status of the remaining patients. medac disagrees that the milestone is due and claims that a full clinical study report is required in addition to the existing ORR analysis. medac has not disputed the accuracy of the ORR analysis or underlying data but simply asserts that a full clinical study report is required prior to payment. While the Company disagrees with this interpretation, since medac has stated they do not intend to pay the invoice at this time, under revenue recognition criteria set out in ASC 606 we cannot recognize the revenue in the quarter ending June 30, 2021.
(12)	Subsequent Events

Warrant Exercises

Subsequent to June 30, 2021, warrants to purchase 6,512 shares of the Company’s common stock with an exercise price of $10.00 per share were exercised for proceeds of $65,120.

Other Transactions

Growth Capital Term Loan

On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Loan”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for an aggregate principal amount of up to $20,000. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The Loan is secured by all of the Company’s assets globally, including intellectual property. The Loan maturity date is August 1, 2024.

The initial tranche of the Loan is $15,000, including $4,000 which has been funded into a restricted account and will be released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall Response Rate exceeds the prespecified threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the U.S. Food and Drug Administration, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20,000. The Company may request an additional $5,000 of gross proceeds between October 1, 2022 and December 31, 2022, with funding, subject to the approval of Avenue’s Investment Committee.

In connection with the Loan, the Company issued to the Lender warrants to purchase 127,755 shares of common stock at an exercise price per share equal to $0.01. The warrants are exercisable until August 31, 2026.

Up to $3,000 of the principal amount outstanding may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $11.98 per share.

The Company will make monthly interest-only payments during the first fifteen months of the Loan, which could be increased to up to twenty-four months upon the achievement of specified performance milestones. Following the interest-only period, the Company will make equal monthly payments of principal until the maturity date, plus interest. If the Company prepays the Loan, it will be required to pay (a) a prepayment fee of 3% if the Loan is prepaid during the interest-only period; and (b) a prepayment fee of 1% if the Loan is prepaid after the interest-only period. The Company must make an incremental final payment equal to 4.25% of the aggregate funding.

The Company paid an aggregate commitment fee of $150 at closing. Upon a second tranche, the Lender will earn a 1.0% fee on the $5,000 of incremental committed capital, for a total commitment fee of $200.

The Loan requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Loan also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments.

The Company intends to use any proceeds from the Loan for general corporate purposes.

Extension and Amendment of Convertible Note Payable

On August 6, 2021, the Company executed an agreement to amend an aggregate of $2,000 outstanding secured convertible notes payable to Rosalind Opportunities Fund I L.P. and Rosalind Master Fund L.P., respectively, which (a) reduces the conversion price to $1,198 per share of the Company’s Series E Convertible Preferred Stock; and (b) extends the maturity date to October 30, 2024.  In addition, in order to induce Avenue to provide the Loan described above, the holders of the convertible notes payable agreed to subordinate (a) all of the Company’s indebtedness and obligations to the holders; and (b) all of the holders’ security interest, to the Loan and Avenue’s security interest in the Company’s property.

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

Company Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO™ KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO™, is a drug/device combination product. HEPZATO is designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, our commercial product is a stand-alone medical device having the same device components as the HEPZATO KIT but without the melphalan hydrochloride and  is approved for sale under the trade name CHEMOSAT® Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

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

Our most advanced development program is the treatment of ocular melanoma liver metastases, or mOM, a type of metastatic liver cancer, with HEPZATO. HEPZATO is being studied in the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (FOCUS Trial), a global registration clinical trial that is investigating objective response rate in mOM. The FOCUS Trial is being conducted at approximately 30 sites in the United States and Europe. The FOCUS Trial initiated treatment on the final enrolled patient on October 2, 2020, with the last patient on the study having been treated on May 18, 2021. The primary endpoint of the FOCUS Trial is Objective Response Rate (ORR) as measured by RECISTv1.1, in the Intent to Treat (ITT) population. The single arm trial was powered to demonstrate a superior ORR versus checkpoint inhibitors, one of the few mOM treatment categories with a significant amount of peer reviewed publications. The checkpoint inhibitor ORR was calculated based on a meta-analysis covering 16 different publications which included 476 patients. The pooled overall response rate was 5.5% [95% CI: 3.6, 8.3]. To achieve statistical significance at a 95% Confidence Interval the lower bound of the ORR for HEPZATO is required to exceed the 8.3% upper bound of the meta-analysis. Secondary endpoints include Duration of Response (DOR), Disease Control Rate (DCR), Overall Survival (OS), and Progression-Free Survival (PFS). Additional exploratory outcome measures include time to objective response, hepatic progression-free survival, hepatic objective response, and quality of life, safety, and other pharmacokinetic measures. Initially, the trial was a randomized controlled trial which was amended to a single arm trial given slow enrollment due to the rarity of ocular melanoma, absence of crossover to the experimental trial arm, competing clinical trials and the commercial availability of CHEMOSAT in Europe. Included in the prespecified analyses are comparisons against the Best Alternative Care (BAC) arm which enrolled 32 patients prior to the amendment to a single-arm trial.

On March 31, 2021, Delcath released a preliminary analysis of the FOCUS trial data based on 87% of enrolled patients using prespecified analyses. An Independent Review Committee assessed an ORR of 29.2% [95% CI: 20.1, 39.8] in the ITT population, the lower bound of which exceeded the upper bound of the predefined success criterion (8.3%) for the primary ORR endpoint. Given the large difference between the predefined success criteria and the interim results, the ORR on the full ITT population will exceed the predefined success criterion regardless of the response status of the small number of patients still to be analyzed.

In the per protocol populations, evaluable patients in the HEPZATO arm had a statistically significant improvement over BAC in prespecified endpoints including: ORR of 32.9% [95% CI: 22.8, 44.4] versus 13.8% [CI: 3.9, 31.7] for the BAC arm (Chi-square P<0.05), Median PFS of 9.0 months [95% CI: 6.2, 11.8] versus 3.1 months [95% CI: 2.7, 5.7] for the BAC arm (HR=0.41 p<0.001), and DCR of 70.9% [95% CI: 59.6, 80.6] versus 37.9% [95% CI: 20.7, 57.7] for the BAC arm (p<0.002). In this preliminary analysis, DOR and OS were not yet evaluable. Since not all patients were evaluable for all time points, these preliminary analyses may change as data matures.

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

We have paused a global Phase 3 clinical trial of HEPZATO investigating the treatment of patients with intrahepatic cholangiocarcinoma, (the ALIGN Trial) due to difficulties in enrollment. In addition to the FOCUS Trial and the ALIGN Trial, our commercial development plan also includes a registry for CHEMOSAT cases performed in Europe and support of select investigator-initiated trials, or IITs.

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

Due to COVID-related delays experienced by the medical device industry and Notified Bodies (NB) alike, as of June 30, 2021, Delcath has not yet achieved MDR certification.  However, our current CE Mark under the Medical Device Directive remains effective until April 2024 and allows us to fully operate, in Europe, accordingly, as Delcath and our Notified Body work closely together through the certification process.

Results of Operations for the three and six months ended June 30, 2021 (in thousands)

Three months ended June 30, 2021 Compared with Three months ended June 30, 2020

Revenue

We recorded approximately $536 in revenue for the three months ended June 30, 2021 compared to $379 for the three months ended June 30, 2020. The increase of $157 in revenue is partly due to an increase in CHEMOSAT unit sales to medac and associated royalty income.

Cost of Goods Sold

For the three months ended June 30, 2021, we recorded cost of goods sold of approximately $202 compared to $168 for the three months ended June 30, 2020. This increase is primarily related to the increase in sales volume.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the three months ended June 30, 2021, research and development expenses increased to $3,497 from $2,223 in the prior year period. The increase is partially due to recording stock option expenses of $463 in the second quarter of 2021.  The balance of the increase was due to additional compensation expense related to the hiring of five additional employees and an increase in costs related to the ongoing FOCUS trial and preparation for the NDA submission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended June 30, 2021 and 2020, selling, general and administrative expenses were $3,288 and $2,257, respectively. The increase is primarily related to the recording of stock option expense of $1,163 during the three months ended June 30, 2021.

Other Income/Expense

Other income/expense is primarily related to income or expense associated with financial instruments. For the three months ended June 30, 2021 and 2020, other (income)/expense were $21 and $6 of expense, respectively.  The change is mostly related to the foreign currency exchange rate changes.

Net Loss

Our net loss for the three months ended June 30, 2021 was $6,430, a increase of $2,155 compared to net loss of $4,275 for the three months ended June 30, 2020. The increase is mainly due to the second quarter stock option expense of $1,596 and the increase of the FOCUS trial site, monitoring and data analysis fees as well as the increase in professional service fees related to the preparation of the NDA submission.

Six months ended June 30, 2021 Compared with Six months ended June 30, 2020

Revenue

We recorded approximately $924 in revenue for the six months ended June 30, 2021 compared to $672 for the six months ended June 30, 2020.  The increase of $252 in revenue is partly due to an increase in CHEMOSAT unit sales to medac and associated royalty income.

Cost of Goods Sold

For the six months ended June 30, 2021, we recorded cost of goods sold of approximately $314 compared to $246 for the six months ended June 30, 2020  This increase is primarily related to the increase in sales volume.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the six months ended June 30, 2021, research and development expenses increased to $7,204 from $5,197 in the prior year period. The increase is partially due to recording stock option expenses of $1,093 in 2021. The balance of the increase was due to additional compensation expense related to the hiring of five additional employees and an increase in costs related to the ongoing FOCUS trial and preparation for the NDA submission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the six months ended June 30, 2021 and 2020, selling, general and administrative expenses were $6,584 and $4,573, respectively. The increase is primarily related to the recording of stock option expense of $2,681 during the six months ended June 30, 2021

Other Income/Expense

Other income/expense is primarily related to income or expense associated with financial instruments. For the six months ended June 30, 2021 and 2020, other (income)/expense were $1 and $2,792 of expense, respectively.  The change is mostly related to the fair value adjustment recorded in the first quarter of 2020 related to the warrant liability.

Net Loss

Our net loss for the six months ended June 30, 2021 was $13,177, an increase of $1,041 compared to net loss of $12,136 for the six months ended June 30, 2020. The increase is mainly due to the year-to-date stock option expense of $3,774 offset by $2,832 related to the fair value adjustment recorded in the first quarter of 2020 related to the warrant liability.

Liquidity and Capital Resources

At June 30, 2021, we had cash, cash equivalents and restricted cash totaling $19,425, as compared to cash, cash equivalents and restricted cash totaling $28,756 at December 31, 2020 and $16,192 at June 30, 2020. During the six months ended June 30, 2021 and 2020, we used $11,668.9 and $13,081.8, respectively, of cash in our operating activities. In the six months ended June 30, 2021, we raised $2,393 of cash related to the exercises of warrants.

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

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Principal Accounting Officer concluded that our disclosure controls and procedures as of June 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as define in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and CEO, and Barbra Keck, the Company’s former CFO (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations. In a letter dated, June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants sought payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1.14 million in the aggregate, as well as unspecified statutory damages under the New York Labor Law, attorneys’ fees and costs, and statutory interest. The Company denied any liability or wrongdoing and was vigorously defending against the claims, with contested arbitration hearings initially scheduled to commence in the week of May 17, 2021. However, the Claimants and the Company agreed to participate in non-binding mediation of their dispute before a neutral mediator, which resulted in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process. With the assistance of the neutral mediator and after careful consideration by the Company’s board of directors following several weeks of negotiations, the Claimants and the Company agreed in mid-May of 2021 to a confidential settlement of their dispute to avoid the expenses and distractions of further arbitration proceedings, with no admission of liability or wrongdoing on the part of the Company. While the Company had accrued for the full purported unpaid compensation amount of $1.14 million as of December 31, 2020, the Company ultimately paid less in full and final settlement of its dispute with both of the Claimants. As a result of the confidential settlement, the AAA Arbitration was dismissed with prejudice on June 1, 2021.

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

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

10.1	Delcath Systems, Inc. 2020 Omnibus Equity Incentive Plan, as amended*+

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Interim Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Interim Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
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

DELCATH SYSTEMS, INC.

August 10, 2021	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer

August 10, 2021	/s/ Christine Padula
Christine Padula
Interim Principal Accounting Officer