Form 10-Q
period 2021-09-30
DELCATH SYSTEMS, INC.
filed 2021-11-09
CIK 872912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, 7,356,289 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$24,865	$28,575
Restricted cash	4,151	181
Accounts receivable, net	69	57
Inventories	1,238	855
Prepaid expenses and other current assets	1,995	2,670
Total current assets	32,318	32,338
Property, plant and equipment, net	1,380	1,351
Right-of-use assets	727	946
Total assets	$34,425	$34,635

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$1,187	$1,774
Accrued expenses	3,269	4,859
Deferred revenue, current	496	525
Lease liabilities, current	409	495
Loan payable, current	—	382
Convertible notes payable, current	—	2,000
Total current liabilities	5,361	10,035
Deferred revenue, non-current	1,584	2,072
Lease liabilities, non-current	318	450
Loan payable, non-current	10,834	—
Convertible notes payable, non-current	4,602	—
Total liabilities	22,699	12,557

Commitments and contingencies (Note 11)	—	—

Stockholders' equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 11,707 and 20,631 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 7,356,289 and 5,996,101 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	74	60
Additional paid-in capital	427,301	417,449
Accumulated deficit	(415,629)	(395,327)
Accumulated other comprehensive loss	(20)	(104)
Total stockholders' equity	11,726	22,078
Total liabilities and stockholders' equity	$34,425	$34,635

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Product revenue	$395	$340	$1,054	$778
Other revenue	127	126	393	361
Cost of goods sold	(227)	(188)	(541)	(434)
Gross profit	295	278	906	705

Operating expenses:
Research and development expenses	2,955	3,260	10,159	8,457
Selling, general and administrative expenses	4,036	1,998	10,621	6,571
Total operating expenses	6,991	5,258	20,780	15,028
Operating loss	(6,696)	(4,980)	(19,874)	(14,323)

Change in fair value of the warrant liability, net	—	—	—	(2,832)
Interest expense, net	(420)	(44)	(501)	(132)
Other income (loss)	(9)	33	73	160
Net loss	(7,125)	(4,991)	(20,302)	(17,127)

Deemed dividend for triggering of warrant down round feature	—	—	—	(55)
Net loss attributable to common stockholders	$(7,125)	$(4,991)	$(20,302)	$(17,182)

Net loss	$(7,125)	$(4,991)	$(20,302)	$(17,127)
Other comprehensive (loss) income:
Foreign currency translation adjustments	51	(103)	84	(39)
Total other comprehensive loss	$(7,074)	$(5,094)	$(20,218)	$(17,166)

Common share data:
Basic loss per common share	$(0.94)	$(1.16)	$(2.93)	$(7.75)
Diluted loss per common share	$(0.94)	$(1.16)	$(2.93)	$(7.75)

Weighted average number of basic shares outstanding	7,587,643	4,288,593	6,923,541	2,217,611
Weighted average number of diluted shares outstanding	7,587,643	4,288,593	6,923,541	2,217,611

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share and per share data)

	Three and nine months ended September 30, 2021
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2021	20,631	$—	5,996,101	$60	$417,449	$(395,327)	$(104)	$22,078
Compensation expense for issuance of stock options	—	—	—	—	2,148	—	—	2,148
Shares settled for services	—	—	2,636	—	57	—	—	57
Conversion of Preferred stock into common stock	(150)	—	15,000	—	—	—	—	—
Exercise of warrants into common stock	—	—	237,520	3	2,373	—	—	2,376
Net loss	—	—	—	—	—	(6,747)	—	(6,747)
Total comprehensive loss	—	—	—	—	—	—	94	94
Balance at March 31, 2021	20,481	—	6,251,257	63	422,027	(402,074)	(10)	20,006
Compensation expense for issuance of stock options	—	—	—	—	1,626	—	—	1,626
Conversion of Preferred stock into common stock	(8,774)	—	877,379	9	(8)	—	—	1
Exercise of warrants into common stock	—	—	221,141	2	15	—	—	17
Net loss	—	—	—	—	—	(6,430)	—	(6,430)
Total comprehensive loss	—	—	—	—	—	—	(61)	(61)
Balance at June 30, 2021	11,707	—	7,349,777	74	423,660	(408,504)	(71)	15,159
Compensation expense for issuance of stock options	—	—	—	—	2,449	—	—	2,449
Proceeds allocated to warrant	—	—	—	—	1,171	—	—	1,171
Cash issuance costs of warrant	—	—	—	—	(44)	—	—	(44)
Exercise of warrants into common stock	—	—	6,512	—	65	—	—	65
Net loss	—	—	—	—	—	(7,125)	—	(7,125)
Total comprehensive loss	—	—	—	—	—	—	51	51
Balance at September 30, 2021	11,707	$—	7,356,289	$74	$427,301	$(415,629)	$(20)	$11,726

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statement of Stockholders' Equity (Deficit), continued
(Unaudited)
(in thousands, except share and per share data)

	Three and nine months ended September 30, 2020
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2020	41,517	$—	67,091	$1	$364,785	$(371,171)	$28	$(6,357)
Compensation expense for issuance of stock options	—	—	—	—	25	—	—	25
Shares settled for services	—	—	2,717	—	30	—	—	30
Conversion of Preferred stock into common stock	(70)	—	2,915	—	—	—	—	—
Fractional rounding related to Reverse Stock Split	—	—	50	—	—	—	—	—
Registration costs	—	—	—	—	(106)	—	—	(106)
Fair value of warrants reclassified from liability to equity	—	—	—	—	6,199	—	—	6,199
Net loss	—	—	—	—	—	(7,861)	—	(7,861)
Total comprehensive loss	—	—	—	—	—	—	65	65
Balance at March 31, 2020	41,447	—	72,773	1	370,933	(379,032)	93	(8,005)
Shares settled for services	—	—	70,259	1	605	—	—	606
Conversion of Preferred stock into common stock	(15,497)	—	1,549,609	15	(16)	—	—	(1)
Conversion of Pre-funded Series F Warrants	—	—	6,000	—	—	—	—	—
Public Offering - issuance of common stock and warrants	—	—	1,823,000	18	19,360	—	—	19,378
Net loss	—	—	—	—	—	(4,275)	—	(4,275)
Total comprehensive loss	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	25,950	—	3,521,641	35	390,882	(383,307)	92	7,702
Conversion of Preferred stock into common stock	(4,477)	—	447,700	4	(4)	—	—	—
Exercise of Series F Warrants	—	—	60,117	1	601	—	—	602
ATM Offerings	—	—	6,100	—	66	—	—	66
Net loss	—	—	—	—	—	(4,991)	—	(4,991)
Total comprehensive loss	—	—	—	—	—	—	(103)	(103)
Balance at September 30, 2020	21,473	$—	4,035,558	$40	$391,545	$(388,298)	$(11)	$3,276

See accompanying Notes to Condensed Consolidated Financial Statements

DELCATH SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(20,302)	$(17,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	6,224	25
Restricted stock compensation expense	—	406
Depreciation expense	115	125
Amortization of right of use assets	—	26
Amortization of original issue discount costs	127	—
Warrant liability fair value adjustment	—	2,832
Interest expense accrued related to convertible notes	119	120
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	676	(100)
Increase in accounts receivable	(12)	(82)
Increase in inventories	(383)	(185)
Increase in deferred offering costs	—	(268)
Decrease in accounts payable	(588)	(3,032)
Decrease in accrued expenses	(1,652)	(312)
Decrease in deferred revenue	(517)	(256)
Net cash used in operating activities	(16,193)	(17,828)

Cash flows from investing activities:
Purchase of property, plant and equipment	(144)	(708)
Net cash used in investing activities	(144)	(708)

Cash flows from financing activities:
Principal payments on financing leases	—	(26)
Net payments related to registration costs	—	(106)
Net proceeds from Public Offering	—	19,377
Gross proceeds from ATM Offering	—	70
Issuance costs related to ATM Offering	—	(4)
Principal payments on D&O insurance financing	(382)	(440)
Net proceeds from debt financing	14,437	—
Net proceeds from the exercise of warrants	2,458	601
Net cash provided by financing activities	16,513	19,472
Foreign currency effects on cash	84	(39)
Net increase in total cash	260	897

Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	28,756	10,183
End of period	$29,016	$11,080

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows, continued
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$260	$7

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of 2019 warrants from liability to equity	$—	$6,199
Conversions of preferred stock into common stock	$9	$20
Issuance of restricted stock for accrued fees due to a former board member	$57	$—
Right of use assets obtained in exchange for lease obligations	$192	$729

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.

Notes to the Condensed Consolidated Financial Statements

(in thousands, except share and per share data)

(1)	General

The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 and may also be found on the Company’s website (www.delcath.com). In these notes to the condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.

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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2021 and 2020; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report on Form 10-K have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

Recently Issued Accounting Pronouncements

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

Cash, cash equivalents, and restricted cash balances were as follows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$24,865	$28,575
Restricted balance for loan agreement	4,000	—
Letters of credit	101	131
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$29,016	$28,756

(3)	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2021	2020
Raw materials	$665	$435
Work-in-process	573	420
Total inventories	$1,238	$855

(4)	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2021	2020
Clinical trial expenses	$1,630	$1,497
Insurance premiums	154	845
Royalty receivable	124	-
Other	87	328
Total prepaid expenses and other current assets	$1,995	$2,670

(5)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	September 30,	December 31,	Estimated
	2021	2020	Useful Life
Buildings and land	$1,222	$1,109	30 years - Buildings
Enterprise hardware and software	1,860	1,862	3 years
Leaseholds	1,804	1,826	Lesser of lease term or estimated useful life
Equipment	1,094	1,063	7 years
Furniture	203	204	5 years
Property, plant and equipment, gross	6,183	6,064
Accumulated depreciation	(4,803)	(4,713)
Property, plant and equipment, net	$1,380	$1,351

Depreciation expense for the three and nine months ended September 30, 2021 was approximately $36.2 and $114.6 as compared to approximately $32.8 and $124.8 for the same period in 2020.

(6)	Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2021	2020
Clinical expenses	$1,507	$2,698
Compensation, excluding taxes	1,108	1,598
Professional fees	257	225
Interest on convertible note	353	234
Other	44	104
Total accrued expenses	$3,269	$4,859

(7)	Leases

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

Pursuant to a 2014 sublease agreement (the “2014 Sublease”) and a 2015 sublease agreement (the “2015 Sublease”) the Company subleased portions of its leased premises in Galway, Ireland to a sublessee. On May 15, 2020, the Company and its sublessee entered into amendments to the 2014 Sublease and the 2015 Sublease pursuant to which (i) the 2014 Sublease and 2015 Sublease were extended from May 31, 2020 to August 2, 2021, (ii) effective  July 1, 2020, the leased premises under the 2015 Sublease would be expanded to include an additional 4,999 square feet of space, and (iii) effective July 1, 2020, the rent under the 2015 Sublease would increase from approximately $14.6 per month to $20.6 per month. The Company analyzed the terms of the amended 2014 Sublease and 2015 Sublease and determined that its ROU asset for the master operating lease was not impaired as a result of the amendments. On June 25, 2020, the Company entered into a sub-lease agreement (the “2021 Sub-Lease”) with its previous sublessee under the 2014 Sublease and 2015 Sublease pursuant to which, effective August 2, 2021, the previous sublessee would become the lessee and the Company would then sub-lease its portion of the premises in Galway, Ireland from the previous sublessee.  The Company rent under the 2021 Sub-Lease is approximately $3.7 per month for a term of five years.

The following table summarizes the Company’s operating leases as of and for the nine months ended September 30, 2021:

	US	Ireland	Total
Lease cost
Operating lease cost	$315	$136	$451
Sublease income	—	(132)	(132)
Total	$315	$4	$319

Other information
Operating cash flows out from operating leases	(315)	(136)	(451)
Operating cash flows in from operating leases	-	132	132
Right-of-use assets exchanged for new operating lease liabilities	-	192	192
Weighted average remaining lease term	1.3	4.8
Weighted average discount rate - operating leases	8%	8%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	US	Ireland	Total
Year ended December 31, 2021	$101	$12	$113
Year ended December 31, 2022	406	46	452
Year ended December 31, 2023	67	46	113
Year ended December 31, 2024	-	46	46
Year ended December 31, 2025	-	46	46
Year ended December 31, 2026	-	27	27
Total	574	223	797
Less present value discount	(33)	(37)	(70)
Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2021	$541	$186	$727

(8)	Loans and Convertible Notes Payable

	September 30, 2021			December 31, 2020
	Gross	Discount	Net	Gross	Discount	Net
Loan - Avenue [1]	$12,638	$(1,804)	$10,834	$-	$-	$-

Convertible Note Payable - Rosalind	$2,000	$—	$2,000	$2,000	$—	$2,000
Convertible Loan Payable - Avenue	3,000	(398)	2,602	—	—	—
	$5,000	$(398)	$4,602	$2,000	$—	$2,000
[1] The gross amount includes the 4.25% final payment of $637.5.

Remaining maturities of the Company's loan and convertible note payables are as follows:

	Loans	Convertible Notes	Total

Year ended December 31, 2021	$-	$-	$-
Year ended December 31, 2022	571	143	714
Year ended December 31, 2023	6,857	1,714	8,571
Year ended December 31, 2024	5,210	3,143	8,353
Total	$12,638	$5,000	$17,638

The Avenue Warrant was valued at issuance at $1,309 using the Black-Scholes option pricing method using the following assumptions:

August 6,
2021
Contractual term (years)	5.07
Expected volatility	187.0%
Risk-free interest rate	0.77%
Expected dividends	0.00%

Term Loan from Avenue Venture Opportunities Fund, L.P.

On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20,000 (the “Loan”). The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The Loan is secured by all of the Company’s assets globally, including intellectual property. The Loan maturity date is August 1, 2024.

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

In connection with the Loan, the Company issued to Avenue a warrant (the “Avenue Warrant”) to purchase 127,755 shares of common stock at an exercise price per share equal to $0.01. The Avenue Warrant is exercisable until August 31, 2026.

Up to $3,000 of the principal amount of the loan outstanding may be converted, at the option of the Lender, into shares of the Company’s common stock at a conversion price of $11.98 per share.

The Company will make monthly interest-only payments during the first fifteen months of the term of the Loan, which could be increased to up to twenty-four months upon the achievement of specified performance milestones. Following the interest-only period, the Company will make equal monthly payments of principal plus interest until the maturity date, when all remaining principal outstanding and accrued interest must be paid. If the Company prepays the Loan, it will be required to pay (a) a prepayment fee of 3% if the Loan is prepaid during the interest-only period; and (b) a prepayment fee of 1% if the Loan is prepaid after the interest-only period. The Company must make an incremental final payment equal to 4.25% of the aggregate funding.

The Company paid an aggregate commitment fee of $150 at closing. Upon funding a second tranche of the Loan, the Lender will earn a 1.0% fee on the $5,000 of incremental committed capital, for a total commitment fee of $200.

The Loan Agreement requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Loan Agreement also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments.

The Company determined that the embedded conversion option associated with the Loan was not required to be bifurcated.  The Company determined that the Avenue Warrant met the criteria to be equity-classified. The $637 value of the final payment was treated as original issue discount.  The $1,171 relative fair value of the Avenue Warrant was credited to Additional Paid in Capital while it was debited as debt discount.  Of the $563 of cash issuance costs, $519 was allocated to the Loan and was recorded as debit discount, while $44 was allocated to the Avenue Warrant and was debited to Additional Paid in Capital.  Of the $2,327 of aggregate debt discount, $1,909 was allocated to the non-convertible portion of the Loan, while $418 was allocated to the convertible portion of the Loan.  Aggregate debt discount amortization of $127 was recorded during the three months ended September 30, 2021, including $107 related to the non-convertible portion of the Loan and $19 related to the convertible portion of the Loan.  The Company also determined that the convertible portion of the loan did not include a beneficial conversion feature, because the effective conversion price exceeded the commitment date market price of the Company’s common stock.

Extension and Amendment of Convertible Note Payable – Rosalind

As previously reported, on August 6, 2021, the Company executed an agreement to amend an aggregate of $2,000 outstanding secured convertible notes payable to Rosalind Opportunities Fund I L.P. and Rosalind Master Fund L.P., respectively, which (a)

reduces the conversion price of the convertible notes to $1,198 per share of the Company’s Series E Convertible Preferred

Stock; and (b) extends the maturity date of the convertible notes to October 30, 2024. In addition, in order to induce the

Company’s lender Avenue to provide the Loan described above, the holders of the convertible notes agreed to subordinate (a)

all of the Company’s indebtedness and obligations to the holders; and (b) all of the holders’ security interest, to the Loan and

Avenue’s security interest in the Company’s property.

	Conversion price	Current interest rate	Principal
Convertible notes payable
July 2019 Notes - Rosalind (maturity date - October 30, 2024)[1]	$1,198	8.00%	$2,000
August 2021 Note - Avenue (maturity date - August 1, 2024)	$12	10.95%	$3,000

1 The notes are convertible into shares of the Company’s Series E Convertible Preferred Stock.

(9)	Stockholders’ Equity

Preferred Stock

Series E and Series E-1 Convertible Preferred Stock

During the nine months ended September 30, 2021, an aggregate of 8,924 shares of Series E and Series E-1 Convertible Preferred Stock were converted into 892,379 shares of the Company’s common stock.

As of September 30, 2021, there were an aggregate of 11,707 shares of Series E and Series E-1 Convertible Preferred Stock outstanding.

Other Common Stock Issuances

During the nine months ended September 30, 2021, the Company issued  465,173 shares of common stock associated with the exercise of warrants, including 215,000 prefunded warrants at an exercise price of $0.01 per share for aggregate cash proceeds of $2,458.

Stock Incentive Plan

2020 Omnibus Equity Incentive Plan

As of September 30, 2021, there were 2,475,000 shares of the Company’s common stock reserved under the Delcath Systems, Inc. Omnibus Equity Incentive Plan (the “2020 Plan”), of which 1,275,250 remained available to be issued.

Share-Based Compensation

The following is a summary of stock option activity for the nine months ended September 30, 2021:

	Number of Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,078,499	$12.68
Granted	621,750	10.02
Exercised	—	—
Cancelled/Forfeited	(2,000)	11.67
Outstanding at September 30, 2021	1,698,249	$11.71	9.3	$260
Exercisable at September 30, 2021	443,729	$12.20	9.2	$39

The Company values stock options using the Black-Scholes option pricing model and used the following assumptions during the reporting periods:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expected term (years)	5.1 - 6.3	N.A.	5.1 - 6.3	N.A.
Expected volatility	179.2% - 181.3%	N.A.	178.3% - 181.3%	N.A.
Risk-free interest rate	0.74% - 1.10%	N.A.	0.74% - 1.10%	N.A.
Expected dividends	0.00%	N.A.	0.00%	N.A.

The weighted average estimated fair value of the stock options granted during the three and nine months ended September 30, 2021, was approximately $9.70 and $9.69 per share, respectively.

The following table summarizes information for stock option shares outstanding and exercisable at September 30, 2021

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$9.85 - $10.99	621,750	9.9	94,445
$11.00 - $14.99	944,000	9.0	314,785
$15.00 - $24.99	132,000	9.0	34,000
$25.00 +	499	7.3	499
	1,698,249	9.2	443,729

The following is a summary of share-based compensation expense in the statement of operations for the three and nine months ended September 30, 2021

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cost of goods sold	60	—	152	—
Research and development	734	—	1,827	6
Selling, general and administrative	1,655	—	$4,245	425
Total	$2,449	$—	$6,224	431

At September 30, 2021, there was $8,653 of aggregate unrecognized compensation expense related employee and board stock option grants. This will be recognized over the next 2.2 years.

Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2021:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2021	4,236,687	$9.13
Warrants issued	127,755	0.01
Warrants exercised	(469,933)	5.88
Warrants expired	—	—
Outstanding at September 30, 2021	3,894,509	$9.27	3.5
Exercisable at September 30, 2021	3,894,509	$9.27	3.5

         The following table presents information related to stock warrants at September 30, 2021

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	283,755	4.2	283,755
$10.00	3,610,754	3.4	3,610,754
	3,894,509	3.5	3,894,509

(10)	Net Loss per Common Share

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

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2021 and 2020 because their effects would be anti-dilutive:

	September 30,
	2021	2020
Stock options	1,698,249	499
Common stock warrants - equity	3,894,509	3,991,373
Common stock reserved for conversion of preferred shares	1,170,721	2,147,394
Assumed conversion of convertible notes	488,031	146,288
Total	7,251,510	6,285,554

At September 30, 2021, the Company had 283,755 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average shares issued	7,354,428	3,917,593	6,665,826	2,015,863
Weighted average pre-funded warrants	233,215	371,000	257,715	201,748
Weighted average shares outstanding	7,587,643	4,288,593	6,923,541	2,217,611

(11)	Commitments and Contingencies

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

In April 2021, the Company issued an invoice for €1,000 (which currently converts to approximately $1,160) to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), the Company’s EU product distribution partner, for a milestone payment due under the License, Supply and Marketing Agreement (the “License Agreement”) dated December 10, 2018, between the Company and medac, pursuant to the License Agreement, a milestone is due upon achieving positive efficacy in the FOCUS trial as defined by the FOCUS trial protocol. Per the trial protocol and associated Statistical Analysis Plan, positive efficacy is based on whether the Objective Response Rate (ORR) exceeds a prespecified threshold. A preliminary analysis of the FOCUS trial data based on 87% of enrolled patients was released on March 31, 2021, and subsequently presented at the American Society of Clinical Oncology (ASCO) Annual Meeting held virtually from the 4th through the 8th of June 2021. Per that analysis, the ORR exceeded the prespecified threshold. While the final ORR is not yet known, given the magnitude by which the ORR exceeded the prespecified endpoint and the small number of patients yet to be assessed, the final ORR will be greater than the prespecified endpoint regardless of the responder status of the remaining patients. medac disagrees that the milestone is due and claims that a full clinical study report is required in addition to the existing ORR analysis. medac has not disputed the accuracy of the ORR analysis or underlying data but simply asserts that a full clinical study report is required prior to payment. While the Company disagrees with this interpretation, since medac has stated they do not intend to pay the invoice at this time, under revenue recognition criteria set out in ASC 606 we cannot recognize the revenue in the quarter ending September 30, 2021.
(12)	Subsequent Events

Termination of Agreement with medac

On October 12, 2021, the Company notified medac in writing that it was terminating the License Agreement, with the effective date of termination of the License Agreement stipulated as April 12, 2022, due to medac’s nonpayment of the FOCUS trial efficacy milestone. In a letter dated October 27, 2021, medac notified the Company that it disputed the Company’s right to terminate the License Agreement and threatened to claim damages from the Company should it fail to withdraw its notice of termination of the License Agreement. The License Agreement stipulates that disputes between the parties are to be handled via binding arbitration. Communication between the Company and medac is ongoing and at the time of the filing neither party has initiated arbitration.

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

Medical Device Directive Transition to Medical Device Regulation

The European Commission recently reviewed the Medical Device Directive legislative framework and promulgated REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC. This new Medical Device Regulation became effective on May 25, 2017, marking the start of a 3-year transition period for manufacturers selling medical devices in Europe to comply with the new medical device regulation, or MDR, which governs all facets of medical devices. The transition task is highly complex and touches every aspect of product development, manufacturing production, distribution, and post marketing evaluation.  As a result of the worldwide COVID-19 pandemic, on April 17, 2020, the European Parliament adopted the European Commission’s proposal to postpone the implementation of the MDR (EU) 2017/745 by 12 months. This urgently drafted proposal to delay the MDR is in response to the exceptional circumstances associated with the COVID-19 pandemic and the potential impact it may have had on the MDR implementation. The new Date of Application (DoA) for the MDR was May 26, 2021.

Effectively addressing these changes will require a complete review of our device operations to determine what is necessary to comply. We do not believe the MDR regulatory changes will impact our business at this time, though implementation of the medical device legislation may adversely affect our business, financial condition and results of operations or restrict our operations.

Due to COVID-related delays experienced by the medical device industry and Notified Bodies (NB) alike, as of September 30, 2021, Delcath has not yet achieved MDR certification.  However, our current CE Mark under the Medical Device Directive remains effective until April 2024 and allows us to fully operate, in Europe, accordingly, as Delcath and our Notified Body work closely together through the certification process.

Results of Operations for the three and nine months ended September 30, 2021 (in thousands)

Three months ended September 30, 2021 compared with three months ended September 30, 2020

Revenue

We recorded approximately $522 in revenue for the three months ended September 30, 2021 compared to $466 for the three months ended September 30, 2020. The increase of $56 in revenue is mainly due to an increase in CHEMOSAT unit sales to medac and associated royalty income.

Cost of Goods Sold

For the three months ended September 30, 2021, we recorded cost of goods sold of approximately $227 compared to $188 for the three months ended September 30, 2020. This increase is primarily related to the increase in sales volume.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the three months ended September 30, 2021, research and development expenses decreased to $2,955 from $3,260 in the prior year period. The decrease of approximately $1,550 in clinical trial expenses is mainly due to the completion of the dosing phase of the FOCUS trial in May 2021.  This was offset by recording of stock option expense of $734 and an increase due to additional compensation expense related to the hiring of six additional employees and an increase in costs related to preparation for the NDA submission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended September 30, 2021 and 2020, selling, general and administrative expenses were $4,036 and $1,998, respectively. The increase is primarily related to the recording of stock option expense of $1,655 during the three months ended September 30, 2021.

Other Income/Expense

Other income/expense is primarily related to income or expense associated with financial instruments. For the three months ended September 30, 2021 and 2020, other (income)/expense were $429 and $11 of expense, respectively.  The change is mostly related to $255 of interest expense and $127 of amortization expense for the original issue discount on the debt financing transaction between the Company and Avenue Venture Opportunities Fund, L.P., as discussed below under the heading Liquidity and Capital Resources.

Net Loss

Our net loss for the three months ended September 30, 2021 was $7,125, an increase of $2,134 compared to net loss of $4,991 for the three months ended September 30, 2020. The increase is mainly due to the third quarter stock option expense of $2,449.

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

Revenue

We recorded approximately $1,447 in revenue for the nine months ended September 30, 2021 compared to $1,139 for the nine months ended September 30, 2020.  The increase of $308 in revenue is mostly due to an increase in CHEMOSAT unit sales to medac and associated royalty income.

Cost of Goods Sold

For the nine months ended September 30, 2021, we recorded cost of goods sold of approximately $541 compared to $434 for the nine months ended September 30, 2020  This increase is primarily related to the increase in sales volume.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the nine months ended September 30, 2021, research and development expenses increased to $10,159 from $8,457 in the prior year period. The increase is partially due to recording stock option expenses of $1,827 in 2021. The balance of the increase was due to additional compensation expense related to the hiring of five additional employees and an increase in costs related to the ongoing FOCUS trial and preparation for the NDA submission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the nine months ended September 30, 2021 and 2020, selling, general and administrative expenses were $10,621 and $6,571, respectively. The increase is primarily related to the recording of stock option expense of $4,396 during the nine months ended September 30, 2021

Other Income/Expense

Other income/expense is primarily related to income or expense associated with financial instruments. For the nine months ended September 30, 2021 and 2020, other (income)/expense were $428 and $2,804 of expense, respectively.  The change is mostly related to the fair value adjustment recorded in the first quarter of 2020 related to the warrant liability and offset by $255 of interest expense and $127 of amortization expense for the original issue discount on the debt financing transaction between the Company and Avenue Venture Opportunities Fund, L.P., as discussed below under the heading Liquidity and Capital Resources.

Net Loss

Our net loss for the nine months ended September 30, 2021 was $20,302, an increase of $3,175 compared to net loss of $17,127 for the nine months ended September 30, 2020. The increase is mainly due to the year-to-date stock option expense of $6,224 offset by $2,832 related to the fair value adjustment recorded in the first quarter of 2020 related to the warrant liability.

Liquidity and Capital Resources

At September 30, 2021, we had cash, cash equivalents and restricted cash totaling $29,016, as compared to cash, cash equivalents and restricted cash totaling $28,756 at December 31, 2020 and $11,080 at September 30, 2020. During the nine months ended September 30, 2021 and 2020, we used $16,193.0 and $17,828.5, respectively, of cash in our operating activities. In the nine months ended September 30, 2021, we raised $2,458 of cash related to the exercises of warrants and received net proceeds of $14,437 related to the debt financing transaction between the Company and Avenue Venture Opportunities Fund, L.P., as discussed below.

Term Loan from Avenue Venture Opportunities Fund, L.P.

As previously reported, on August 6, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with

Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to

$20,000 (the “Loan”). The Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The Loan is secured by all of the Company’s assets globally, including intellectual property. The Loan maturity date is August 1, 2024.

The initial tranche of the Loan is $15,000, including $4,000 which has been funded into a restricted account and will be released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall

Response Rate exceeds the prespecified threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the U.S. Food and Drug Administration, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20,000. The Company may request an additional $5,000 of gross proceeds between October 1, 2022 and December 31, 2022, with funding subject to the approval of Avenue’s Investment Committee.

In connection with the Loan, the Company issued to Avenue a warrant (the “Avenue Warrant”) to purchase 127,755 shares of common stock at an exercise price per share equal to $0.01. The Avenue Warrant is exercisable until August 31, 2026.

Up to $3,000 of the principal amount of the Loan outstanding may be converted, at the option of the Lender, into shares of the Company’s common stock at a conversion price of $11.98 per share.

The Company will make monthly interest-only payments during the first fifteen months of the term of the Loan, which could be increased to up to twenty-four months upon the achievement of specified performance milestones. Following the interest-only period,

the Company will make equal monthly payments of principal plus interest until the maturity date when all remaining principal outstanding and accrued interest must be paid. If the Company prepays the Loan, it will be required to pay (a) a prepayment fee of 3%

if the Loan is prepaid during the interest-only period; and (b) a prepayment fee of 1% if the Loan is prepaid after the interest-only period. The Company must make an incremental final payment equal to 4.25% of the aggregate funding.

The Company paid an aggregate commitment fee of $150 at closing. Upon funding a second tranche of the Loan, the Lender will earn a 1.0% fee on the $5,000 of incremental committed capital, for a total commitment fee of $200.

The Loan Agreement requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Loan Agreement also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments.

The Company’s financial condition raises substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations.

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

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.  During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Interim Principal Accounting Officer concluded that our disclosure controls and procedures as of September 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Interim Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as define in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information

Appointment of Interim Principal Accounting Officer

On November 4, 2021, the Board of Directors of the Company appointed the Company’s Chief Executive Officer, Gerard Michel, to serve in the additional role of interim Principal Accounting Officer of the Company, effective November 15, 2021 and until such time as a permanent replacement for Ms. Christine Padula, the current interim Principal Accounting Officer, has been identified and appointed.  As previously reported, on October 20, 2021, Ms. Padula informed the Company of her intention to resign as interim Principal Accounting Officer of the Company, effective November 15, 2021, to pursue a new opportunity.

At the Market Offering of Common Stock

On August 18, 2020 and as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on that date, the Company entered into a Controlled Equity OfferingSM  Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, as sales agent, shares of the Company’s common stock, par value $0.01 per share ( “Placement Shares”).  During the Company’s fiscal year ended December 31, 2020, the Company sold a total of 77,644 Placement Shares through Cantor Fitzgerald under the Sales Agreement for which the Company received total gross proceeds of $910,000.  In fiscal year 2020, Placement Shares were offered and sold pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-227970), the base prospectus contained therein, dated December 21, 2018, and a prospectus supplement dated August 18, 2020 relating to an offering of up to $10 million of Placement Shares.    Any further offers and sales of Placement Shares by the Company under the Sales Agreement will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-257428) (the “Registration Statement”), the base prospectus contained therein, dated July 2, 2021, and a prospectus supplement dated November 9, 2021 relating to an offering of up to $25 million of Placement Shares (the “ATM Offering”).

The Company has no obligation to sell any Placement Shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market, to sell Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Sales Agreement, Cantor Fitzgerald may sell Placement Shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of Placement Shares, reimburse Cantor Fitzgerald’s legal fees and disbursements up to $50,000 and provide Cantor Fitzgerald with customary indemnification and contribution rights. The Sales Agreement may be terminated by Cantor Fitzgerald or the Company upon notice to the other party as provided in the Sales Agreement, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the Placement Shares or to enforce contracts for the sale of the Placement Shares.

The foregoing description of the material terms of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2020 and incorporated herein by reference.

A copy of the opinion of McCarter & English, LLP, relating to the legality of the Placement Shares, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is hereby incorporated by reference into the Registration Statement.

The information herein regarding the ATM Offering shall not constitute an offer to sell or the solicitation of any offer to buy the Placement Shares, nor shall there be any offer, solicitation or sale of the Placement Shares in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state or jurisdiction.

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

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

5.1	Opinion of McCarter & English, LLP*

10.1

Loan and Security Agreement, dated August 6, 2021, between the Company and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.2

Supplement to the Loan and Security Agreement, dated August 6, 2021, between the Company and Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.3

Warrant, dated August 6, 2021, issued by the Company to Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.4

Second Note Amending Amendment, dated as of August 6, 2021, between the Company and Rosalind Opportunities Fund I L.P. and Rosalind Master Fund L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.5

Note Amending Agreement, dated as of July 15, 2019, between the Company and Rosalind Opportunities Fund I L.P. and Rosalind Master Fund L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.6

8% Secured Promissory Note, dated July 15, 2019, issued by the Company to Rosalind Opportunities Fund I L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

10.7

8% Secured Promissory Note, dated July 15, 2019, issued by the Company to Rosalind Master Fund L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 11, 2021)

23.1	Consent of McCarter & English (included in Exhibit 5.1)*

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Interim Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Interim Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

DELCATH SYSTEMS, INC.

November 9, 2021	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer

November 9, 2021	/s/ Christine Padula
Christine Padula
Interim Principal Accounting Officer