Form 10-Q
period 2022-03-31
DELCATH SYSTEMS, INC.
filed 2022-05-11
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2022, 7,906,728 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$16,340	$22,802
Restricted cash	4,151	4,151
Accounts receivable, net	178	44
Inventories	2,011	1,412
Prepaid expenses and other current assets	2,704	2,743

Total current assets	25,384	31,152
Property, plant and equipment, net	1,406	1,348
Right-of-use assets	527	624

Total assets	$27,317	$33,124

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,243	$638
Accrued expenses	4,495	4,109
Deferred revenue, current	—	170
Lease liabilities, current	404	416
Loan payable, current	2,520	621

Total current liabilities	8,662	5,954
Lease liabilities, non-current	122	207
Loan payable, non-current	8,633	10,372
Convertible notes payable, non-current	4,675	4,639

Total liabilities	22,092	21,172

Commitments and contingencies (Note 13)	—	—
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 11,357 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 7,906,728 shares issued and outstanding at March 31, 2022 and December 31, 2021	79	79
Additional paid-in capital	434,305	432,831
Accumulated deficit	(429,179)	(420,976)
Accumulated other comprehensive income	20	18

Total stockholders’ equity	5,225	11,952

Total liabilities and stockholders’ equity	$27,317	$33,124

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Product revenue	$207	$261
Other revenue	171	127
Cost of goods sold	(33)	(112)

Gross profit	345	276

Operating expenses:
Research and development expenses	4,240	3,707
Selling, general and administrative expenses	3,648	3,296

Total operating expenses	7,888	7,003

Operating loss	(7,543)	(6,727)
Interest expense, net	(645)	(41)
Other income (expense), net	(15)	21

Net loss	(8,203)	(6,747)
Other comprehensive income:
Foreign currency translation adjustments	2	94

Total other comprehensive loss	$(8,201)	$(6,653)

Common share data:
Basic and diluted loss per common share	$(1.00)	$(1.04)

Weighted average number of basic and diluted shares outstanding	8,190,483	6,496,922

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2022	11,357	$—	7,906,728	$79	$432,831	$(420,976)	$18	$11,952
Compensation expense for issuance of stock options	—	—	—	—	1,474	—	—	1,474
Net loss	—	—	—	—	—	(8,203)	—	(8,203)
Total comprehensive income	—	—	—	—	—	—	2	2

Balance at March 31, 2022	11,357	$—	7,906,728	$79	$434,305	$(429,179)	$20	$5,225

	Preferred Stock $0.01 Par Value		Common Stock Issued $0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2021	20,631	$—	5,996,101	$60	$417,449	$(395,327)	$(104)	$22,078
Compensation expense for issuance of stock options	—	—	—	—	2,148	—	—	2,148
Shares settled for services	—	—	2,636	—	57	—	—	57
Conversion of Preferred stock into common stock	(150)	—	15,000	—	—	—	—	—
Exercise of warrants into common stock	—	—	237,520	3	2,373	—	—	2,376
Net loss	—	—	—	—	—	(6,747)	—	(6,747)
Total comprehensive income	—	—	—	—	—	—	94	94

Balance at March 31, 2021	20,481	$—	6,251,257	$63	$422,027	$(402,074)	$(10)	$20,006

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,203)	$(6,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,474	2,148
Depreciation expense	31	39
Non-cash lease expense	97	155
Amortization of debt discount	194	—
Interest expense accrued related to convertible notes	40	39
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	39	301
Increase in accounts receivable	(134)	(18)
Increase in inventories	(599)	(254)
Increase in accounts payable and accrued expenses	953	164
Decrease in lease liabilities	(97)	(155)
Decrease in deferred revenue	(170)	(239)

Net cash used in operating activities	(6,375)	(4,567)

Cash flows from investing activities:
Purchase of property, plant and equipment	(89)	(9)

Net cash used in investing activities	(89)	(9)

Cash flows from financing activities:
Net proceeds from the exercise of warrants	—	2,376

Net cash provided by financing activities	—	2,376

Foreign currency effects on cash	2	94

Net decrease in total cash	(6,462)	(2,106)
Total Cash:
Beginning of period	26,953	28,756

End of period	$20,491	$26,650

Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$16,340	$26,600
Restricted Cash	4,151	50

Total	$20,491	$26,650

	Three months ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$411	$3

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of restricted stock for accrued fees due to a former board member	$—	$57

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(1)	General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2022 and 2021 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. The Company’s lead product candidate, the HEPZATO
™
KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO
™
, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride, and is approved for sale under the trade name CHEMOSAT
®
Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.
The Company’s clinical development program for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma, or mOM. The Company is currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on
indications which will maximize the value of the HEPZATO platform.
In the United States, HEPZATO is considered a combination drug and device product regulated by the Food and Drug Administration (“FDA”). Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted the Company six orphan drug designations (five for melphalan in ocular melanoma, cutaneous melanoma, cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the hepatocellular carcinoma indication).
In December 2021, the Company announced that the FOCUS Trial of HEPZATO met its pre-specific endpoint. Based on the FOCUS Trial results, the Company is preparing to submit a new drug application, or NDA, to the FDA for HEPZATO. The Company held a pre-NDA
meeting with the FDA in April 2022 and is awaiting the official minutes from the meeting. Based on the feedback from the FDA, the Company does not believe any additional pre-clinical
or clinical studies are required to
re-file
the NDA. Due to vendor delays in delivering certain reports, the Company plans to submit an NDA to the FDA by the end of the third quarter of 2022.
On February 28, 2022, CHEMOSAT received Medical Device Regulation certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Risks and Uncertainties
Although the Company is not aware of any direct impacts of the war between the Ukraine and the Russian Federation on its supply chain, the war could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. In addition, at this time, the Company is not aware of any direct impacts, the increase in COVID cases and associated restrictions, which could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all.
Liquidity and Going Concern
The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $429.2 million as of March 31, 2022. These losses, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.

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
10-Q
and Article 10 of Regulation
S-X.
They include the accounts of all wholly owned subsidiaries and all significant inter-company accounts and transactions have been eliminated in consolidation.
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report on Form
10-K
have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06, “Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU
2020-06
simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU
2020-06
requires entities to provide expanded disclosures about the terms and features of convertible instruments and amends certain guidance in Accounting Standards Codification 260, Earnings per Share, relating to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The guidance becomes effective for the Company on January 1, 2024, with early adoption permitted. The Company early adopted ASU
2020-06
on January 1, 2022 and the adoption did not have any immediate effect on the Company’s condensed consolidated financial statements. Going forward, the Company will no longer be required to assess convertible instruments for beneficial conversion features.
In October 2020, the FASB issued ASU
2020-10
“Codification Improvements”, which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance was effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company adopted this guidance on January 1, 2022 and it did not have a material impact on its condensed consolidated financial statements.

On May 3, 2021, the FASB issued ASU
2021-04,
“Earnings Per Share” (Topic 260), “Debt—Modifications and Extinguishments” (Subtopic
470-50),
“Compensation—Stock Compensation” (Topic 718), and “Derivatives and Hedging—Contracts in Entity’s Own Equity” (Subtopic
815-40):
“Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company adopted this guidance on January 1, 2022 and it did not have a material impact on its condensed consolidated financial statements.

(2)	Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in
Restricted Cash
on the balance sheets. Restricted cash does not include required minimum balances.
Cash, cash equivalents, and restricted cash balances were as follows (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$16,340	$22,802
Restricted balance for loan agreement	4,000	$4,000
Letters of credit	101	101
Security for credit cards	50	50

Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$20,491	$26,953

Under the terms of a
sub-lease
agreement for office space at 1633 Broadway, New York, NY, as of March 31, 2022, the Company is required to maintain a letter of credit which will expire with the sublease in February 2023.

(3)	Inventories
Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$841	$767
Work-in-process	881	645
Finished goods	289	—

Total inventories	$2,011	$1,412

(4)	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Clinical trial expenses	$1,630	$1,630
Insurance premiums	645	890
Other	429	223

Total prepaid expenses and other current assets	$2,704	$2,743

(5)	Property, Plant, and Equipment
Property, plant, and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021	Estimated Useful Life
Buildings and land	$1,222	$1,222	30 years- Buildings
Enterprise hardware and software	1,858	1,858	3 years
Leaseholds	1,788	1,796	Lesser of lease term or estimated useful life
Equipment	1,184	1,094	7 years
Furniture	202	203	5 years

Property, plant and equipment, gross	6,254	6,173
Accumulated depreciation	(4,848)	(4,825)

Property, plant and equipment, net	$1,406	$1,348

Depreciation expense for the three months ended March 31, 2022 was approximately $31,000 as compared to approximately $39,000 for the same period in 2021.

(6)	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Clinical expenses	$1,578	$1,517
Compensation, excluding taxes	796	893
Short term financing	315	551
Professional fees	1,298	603
Interest on convertible note	433	393
Other	75	152

Total accrued expenses	$4,495	$4,109

(7)	Leases
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

The following table summarizes the Company’s operating leases as of and for the three months ended March 31, 2022 (in thousands):

	U.S.	Ireland	Total
Lease cost:
Operating lease cost	$101	$8	$109

Other information:
Operating cash flows out from operating leases	$(101)	$(8)	$(109)
Weighted average remaining lease term	0.9	4.4
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	U.S.	Ireland	Total
Year ended December 31, 2022	$304	$35	$339
Year ended December 31, 2023	67	46	113
Year ended December 31, 2024	—	46	46
Year ended December 31, 2025	—	46	46
Year ended December 31, 2026	—	26	26

Total	371	199	570
Less present value discount	(14)	(30)	(44)

Operating lease liabilities included in the consolidated balance sheets at March 31, 2022	$357	$169	$526

(8)	Loans and Convertible Notes Payable

(in thousands):

	March 31, 2022			December 31, 2021
	Gross	Discount	Net	Gross	Discount	Net
Loan - Avenue [1]	12,638	(1,485)	11,153	12,638	(1,645)	10,993
Loan - Avenue [1] - Less Current Portion	(2,856)	336	(2,520)	(714)	93	(621)

Total - Loans Payable, Non-Current	$9,782	$(1,149)	$8,633	$11,924	$(1,552)	$10,372

Convertible Note Payable - Rosalind	2,000	—	2,000	2,000	—	2,000
Convertible Portion of Loan Payable - Avenue	3,000	(325)	2,675	3,000	(361)	2,639

Total - Convertible Notes Payable - Non-Current	$5,000	$(325)	$4,675	$5,000	$(361)	$4,639

[1]	The gross amount includes the 4.25% final payment of $638,000.
Remaining maturities of the Company’s loan and convertible note payables are as follows (in thousands):

	Loans	Convertible Notes	Total
Year ended December 31, 2022	$714	$—	$714
Year ended December 31, 2023	8,571	—	8,571
Year ended December 31, 2024	3,353	5,000	8,353

Total	$12,638	$5,000	$17,638

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20 million
(the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at March 31, 2022 was 10.95%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.
The initial tranche of the Avenue Loan is $15.0
million,
including $4.0
million
which has been funded into a restricted account and will be released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall Response Rate exceeds the pre-specified
 threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the U.S. Food and Drug Administration, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20 million
. The Company may request an additional $5.0
million
of gross proceeds between October 1, 2022 and December 31, 2022, with funding, subject to the approval of Avenue’s Investment Committee.
Up to $3
 million
 of the principal amount of the Avenue Loan outstanding may be converted, at the option of Avenue, into shares of the Company’s common stock at a conversion price of $11.98 per share.
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
The Company paid an aggregate commitment fee of $150,000 at closing. Upon funding a second tranche of the Avenue Loan, the Lender will earn a 1.0% fee on the $5.0 million of incremental committed capital, for a total commitment fee of $0.2 million.
The Avenue Loan Agreement requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan Agreement also contains customary events of default, including non-payment
of principal or interest, violations of covenants, bankruptcy and material judgments.
The Company determined that the embedded conversion option associated with the Avenue Loan was not required to be bifurcated. The Company determined that the Avenue Warrant met the criteria to be equity-classified. The $0.6 million value of the final payment was treated as original issue discount. The $1.2 million relative fair value of the Avenue Warrant was credited to Additional Paid in Capital while it was debited as debt discount. Of the $563,000 of cash issuance costs, $519,000 was allocated to the Avenue Loan and was recorded as debit discount, while $44,000 was allocated to the Avenue Warrant and was debited to Additional Paid in Capital. Of the $2.3 million of aggregate debt discount, $1.9 million was allocated to the non-convertible
portion of the Avenue Loan, while $418,000 was allocated to the convertible portion of the Avenue Loan. Aggregate debt discount amortization of $0.2 million was recorded during the three months ended March 31, 2022, including $159,000 related to the non-convertible
portion of the Avenue Loan and $35,000 related to the convertible portion of the Avenue Loan. The Company also determined that the convertible portion of the Avenue Loan did not include a beneficial conversion feature, because the effective conversion price exceeded the commitment date market price of the Company’s common stock. Interest expense incurred was $0.4 million for the three months ended March 31, 2022.
The Avenue Warrant was valued at issuance at $1.3 million using the Black-Scholes option pricing method using the following assumptions:

August 6, 2021
Contractual term (years)	5.07
Expected volatility	187.0%
Risk-free interest rate	0.77%
Expected dividends	0.00%

Convertible Notes Payable
The Company has $2.0 million of principal outstanding related to Senior Secured Promissory Notes (the “Rosalind Notes”) which bear interest at 8% per annum. Pursuant to their original terms, the Rosalind Notes were convertible into Series E Preferred Stock at a price of $1,500 per share and were to mature on July 16, 2021
.
Interest expense was $40 for the three months ended March 31, 2022 and 2021, respectively.
On August 6, 2021, the Company executed an agreement to amend the Rosalind Notes to (a) reduce the conversion price to $1,198 per share of the Company’s Series E Convertible Preferred Stock; and (b) extend the maturity date to October 30, 2024.
In addition, in order to induce Avenue. to provide the Avenue Loan described above, the holders of the Rosalind Notes agreed to subordinate (a) all of the Company’s indebtedness and obligations to the holders; and (b) all of the holders’ security interest, to the Avenue Loan and Avenue’s security interest in the Company’s property.

(9)	Stockholders’ Equity
Authorized Shares
The Company is authorized to issue 40,000,000 shares of common stock, $0.01 par value, and
 10,000,000 shares of preferred stock, $0.01 par value. To date, the Company has designated the following preferred stock: Series A (4,200 shares), Series B (2,360 shares), Series C (590 shares), Series D (10,000 shares), Series E (40,000 shares) and Series
E-1
(12,960 shares).
Preferred Stock
As of March 30, 2022, there were an aggregate of 11,707 shares of Series E and Series E-1 Convertible Preferred Stock outstanding.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of March 31, 2022, there are 2,475,000 shares of common stock reserved under the 2020 Plan, of which 737,957 remained available to be issued.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (ESPP). The Company ESPP’s plan provides for a maximum of 260,295 shares of common stock to be purchased by
participating employees. Employees who elect to participate in the Company’s ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
Equity Offerings and Placements
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
There were no shares sold during the three months ended March 31, 2022.
Stock Options
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions during the reporting periods:

	Three months ended March 31,
	2022	2021
Expected terms (years)	5.46 - 6.46	N/A
Expected volatility	174.81% - 177.09%	N/A
Risk-free interest rate	1.75% - 1.90%	N/A
Expected dividends	0.00%	N/A
The weighted average estimated fair value of the stock options granted during the three months ended March 31, 2022 was approximately $6.86 per share.

The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,732,460	$11.69
Granted	549,333	7.10
Expired	(6,650)	10.88
Cancelled/Forfeited	(37,040)	10.42

Outstanding at March 31, 2022	2,238,103	$10.60	9.2	$—

Exercisable at March 31, 2022	766,619	$11.83	8.7	$—

The following table summarizes information for stock option shares outstanding and exercisable at March 31, 2022:

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$6.61 - $9.99	825,256	9.2	110,389
$10.00 - $14.99	1,280,348	8.7	592,317
$15.00 - $24.99	132,000	8.5	63,414
$25 +	499	6.8	499

	2,238,103	8.7	766,619

The following is a summary of share-based compensation expense in the statement of operations for the three months ended March 31, 2022 (in thousands):

	Three months ended March 31,
	2022	2021
Selling, general and administrative	$919	$1,466
Research and development	503	630
Cost of goods sold	52	52

Total	$1,474	$2,148

At March 31, 2022, there was $9.2
million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 3 years.
Warrants
The following is a summary of warrant activity for the three months ended March 31, 2022:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2022	3,894,498	$9.27
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	—	—

Outstanding at March 31, 2022	3,894,498	$9.27	3.0

Exercisable at March 31, 2022	3,894,498	$9.27	3.0

The following table presents information related to stock warrants at March 31, 2022

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	283,755	3.7	283,755
$10.00	3,610,743	2.9	3,610,743

	3,894,498	3.0	3,894,498

(10)	Net Loss per Common Share
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
The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2022 and 2021 because their effects would be anti-dilutive:

	March 31,
	2022	2021
Stock options	2,238,103	1,078,499
Common stock warrants - equity	3,894,498	3,994,107
Assumed conversion of Series E and Series E-1 Preferred Stock	1,135,721	2,048,101
Assumed conversion of convertible notes	488,031	146,288

Total	7,756,353	7,266,995

At March 31, 2022, the Company had 283,755
pre-funded
warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Weighted average shares issued	7,906,728	6,125,922
Weighted average pre-funded warrants	283,755	371,000

Weighted average shares outstanding	8,190,483	6,496,922

(11)	Income Taxes
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

( 1 2 )	Commitments and Contingencies
Litigation, Claims and Assessments
medac Matter
In April 2021, the Company issued an invoice for €1
 million
(which currently converts to approximately $1.2

million)
 to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), the Company’s EU product distribution partner, for a milestone payment due under the License, Supply and Marketing Agreement (the “License Agreement”) dated December 10, 2018, between the Company and medac. Pursuant to the License Agreement, a milestone is due upon achieving positive efficacy in the FOCUS
T
rial as defined by the FOCUS
T
rial
protocol. Per the
t
rial
protocol and associated Statistical Analysis Plan, positive efficacy is based on whether the Objective Response Rate (ORR) exceeds a pre
-
specified threshold. A preliminary analysis of the FOCUS
T
rial data based on 87% of enrolled patients was released on March 31, 2021, and subsequently presented
at the American Society of Clinical Oncology (ASCO) Annual Meeting held virtually from the 4th through the 8th of June 2021. Per that analysis, the ORR exceeded the pre
-
specified threshold. While the final ORR is not yet known, given the magnitude by which the ORR exceeded the pre
-
specified endpoint and the small number of patients yet to be assessed, the final ORR will be greater than the pre
-
specified endpoint regardless of the responder status of the remaining patients. medac disagrees that the milestone is due and claims that a full clinical study report is required in addition to the existing ORR analysis. medac has not disputed the accuracy of the ORR analysis or underlying data, but simply asserts that a full clinical study report is required prior to payment. While the Company disagrees with this interpretation, since medac has stated
it doe
s
 not intend to pay the invoice at this time, under revenue recognition criteria set out in ASC 606, the Company cannot recognize the revenue.

On October 12, 2021, the Company notified medac in writing that it was terminating the License Agreement due to medac’s nonpayment of the milestone payment due under the License Agreement, with the effective date of termination of the License Agreement being April 12, 2022. medac disputed having an obligation to make a milestone payment under the Agreement and demanded withdrawal of the termination notice. The Company declined to withdraw the termination notice and, on December 16, 2021, the Company initiated an arbitration proceeding pursuant to the dispute resolution provisions of the License Agreement.
On December 30, 2021, the Company received a letter from medac stating that, due to its failure to withdraw the termination notice, medac was terminating the License Agreement with immediate effect. In the letter, medac reserved its rights in full, including a purported claim for damages for wrongful termination. In a separate letter, medac agreed to an orderly transition through February 28, 2022 in order to minimize the impact of any termination on patients and physicians. The Company agreed to purchase inventory held at medac in
March 2022 for approximately

$0.2 million.

The arbitration proceeding is moving forward with the parties agreeing to stay the arbitration for a finite period to pursue settlement discussions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Delcath Systems, Inc. (“Delcath” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form
10-Q
and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 to provide an understanding of its results of operations, financial condition and cash flows.
All references in this Quarterly Report to “we,” “our,” “us” and the “Company” refer to Delcath Systems, Inc., and its subsidiaries unless the context indicates otherwise.
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form
10-Q
that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and the risks discussed in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

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
Company Overview
We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO
™
KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO
™
, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEZPATO, but without the melphalan hydrochloride, and is approved for sale under the trade name CHEMOSAT
®
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
In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified endpoint. Based on the FOCUS Trial results, the Company is preparing to submit a new drug application, or NDA, to the FDA for HEPZATO. The Company held a pre-NDA
meeting with the FDA in April 2022 and is awaiting the official minutes from the meeting. Based on the feedback from FDA, the Company does not believe any additional pre-clinical
or clinical studies are required to
re-file
the NDA. Due to vendor delays in delivering certain reports, we plan to submit an NDA to the FDA by the end of the third quarter of 2022.
On February 28, 2022, CHEMOSAT received Medical Device Regulation certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Results of Operations for the three months ended March 31, 2022 (in thousands)
Three months ended March 31, 2022 Compared with Three months ended March 31, 2021
Revenue
We recorded approximately $378,000 in revenue for the three months ended March 31, 2022 compared to $388,000 for the three months ended March 31, 2021. The slight decrease in product revenue was primarily due to the transition to direct sales in Europe beginning in March 2022.
Cost of Goods Sold
For the three months ended March 31, 2022, we recorded cost of goods sold of approximately $33,000 compared to $112,000 for the three months ended March 31, 2021 which decrease was attributable to the transition of direct sales in Europe beginning in March 2022.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical
data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the three months ended March 31, 2022, research and development expenses increased to $4.2 million from $3.7 million in the prior year period. The increase of $0.5 million is primarily due to higher expenses in preparation of the pre-NDA
meeting in April 2022 and preparation for the NDA submission by the third quarter of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended March 31, 2022 and 2021, selling, general and administrative expenses were $3.6 million and $3.3 million, respectively. The increase is primarily higher costs in the preparation for commercialization of HEPZATO in the United States early next year.
Other Income/Expense
Other income (expense) is primarily related to income or expense associated with financial instruments. For the three months ended March 31, 2022 and 2021, other expenses were $0.6 million and $20,000, respectively. The increase in other expenses is primarily due to the interest expense and amortization expense for the original issue discount on the debt financing transaction discussed below between the Company and its lender, Avenue Venture Opportunities Fund, L.P.
Liquidity and Capital Resources
At March 31, 2022, we had cash, cash equivalents and restricted cash totaling $20.5 million, During the three months ended March 31, 2022, the Company used $6.4 million of cash in our operating activities.
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
Our capital commitments over the next twelve months include $6.1 million to satisfy March 31, 2022 accounts payable, accrued expenses and lease liabilities and $2.9 million of loan principal payments. Our capital commitments past the next twelve months include (a) $0.1 million of lease liabilities; (b) $9.8 million of loan principal payments; and (c) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.
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
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at March 31, 2022 was 10.95%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. Additional information regarding the Avenue Loan can be found in Note 8 to the Company’s unaudited interim consolidated financial statements contained in this Quarterly Report on Form
10-Q.
Critical Accounting Estimates
During the three months ended March 31, 2022, there were no material changes to critical accounting estimates as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 and may also be found on the Company’s website (www.delcath.com).
Application of Critical Accounting Policies
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s Annual Report for the fiscal year ended
December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our principal executive and principal accounting officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
and
15d-15(e)
of the Exchange Act). Based on that evaluation, our principal executive and principal accounting officer concluded that our disclosure controls and procedures as of March 31, 2022 (the end of the period covered by this Quarterly Report on Form
10-Q),
have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
medac Matter
In April 2021, the Company issued an invoice for €1 million (which currently converts to approximately $1.2 million) to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), the Company’s EU product distribution partner, for a milestone payment due under the License, Supply and Marketing Agreement (the “License Agreement”) dated December 10, 2018, between the Company and medac. Pursuant to the License Agreement, a milestone is due upon achieving positive efficacy in the FOCUS Trial as defined by the FOCUS Trial protocol. Per the trial protocol and associated Statistical Analysis Plan, positive efficacy is based on whether the Objective Response Rate (ORR) exceeds a pre-specified threshold. A preliminary analysis of the FOCUS Trial data based on 87% of enrolled patients was released on March 31, 2021, and subsequently presented at the American Society of Clinical Oncology (ASCO) Annual Meeting held virtually from the 4th through the 8th of June 2021. Per that analysis, the ORR exceeded the pre-specified threshold. While the final ORR is not yet known, given the magnitude by which the ORR exceeded the pre-specified endpoint and the small number of patients yet to be assessed, the final ORR will be greater than the pre-specified endpoint regardless of the responder status of the remaining patients. medac disagrees that the milestone is due and claims that a full clinical study report is required in addition to the existing ORR analysis. medac has not disputed the accuracy of the ORR analysis or underlying data, but simply asserts that a full clinical study report is required prior to payment. While the Company disagrees with this interpretation, since medac has stated they do not intend to pay the invoice at this time, under revenue recognition criteria set out in ASC 606, the Company did not recognize the revenue.
On October 12, 2021, the Company notified medac in writing that it was terminating the License Agreement due to medac’s nonpayment of the milestone payment due under the License Agreement, with the effective date of termination of the License Agreement being April 12, 2022. medac disputed having an obligation to make a milestone payment under the Agreement and demanded withdrawal of the termination notice. The Company declined to withdraw the termination notice and, on December 16, 2021, the Company initiated an arbitration proceeding pursuant to the dispute resolution provisions of the License Agreement.
On December 30, 2021, the Company received a letter from medac stating that, due to its failure to withdraw the termination notice, medac was terminating the License Agreement with immediate effect. In the letter, medac reserved its rights in full, including a purported claim for damages for wrongful termination. In a separate letter, medac agreed to orderly transition through February 28, 2022 in order to minimize the impact of any termination on patients and physicians. The Company agreed to purchase inventory held at medac in March 2022 for approximately $0.2 million. The arbitration proceeding is moving forward with the parties agreeing to stay the arbitration for a finite period to pursue settlement discussions.

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

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

DELCATH SYSTEMS, INC.

May 11, 2022	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

May 11, 2022	/s/ Anthony Dias
Anthony Dias
Principal Accounting Officer