Form 10-Q
period 2022-06-30
DELCATH SYSTEMS, INC.
filed 2022-08-08
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2022, 8,597,682 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$10,203	$22,802
Restricted cash	4,151	4,151
Accounts receivable, net	438	44
Inventories	2,040	1,412
Prepaid expenses and other current assets	2,370	2,743

Total current assets	19,202	31,152
Property, plant and equipment, net	1,457	1,348
Right-of-use assets	407	624

Total assets	$21,066	$33,124

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,067	$638
Accrued expenses	5,417	4,109
Deferred revenue	—	170
Lease liabilities	294	416
Loan payable, current	4,474	621

Total current liabilities	12,252	5,954
Lease liabilities, non-current	113	207
Loan payable, non-current	6,838	10,372
Convertible notes payable, non-current	4,709	4,639

Total liabilities	23,912	21,172

Commitments and contingencies	—	—
Stockholders’ equity (Deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; 11,357 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 7,906,728 shares issued and outstanding at June 30, 2022 and December 31, 2021	79	79
Additional paid-in capital	435,922	432,831
Accumulated deficit	(438,836)	(420,976)
Accumulated other comprehensive (loss) income	(11)	18

Total stockholders’ equity (deficit)	(2,846)	11,952

Total liabilities and stockholders’ equity	$21,066	$33,124

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Product revenue	$797	$398	$1,003	$659
Other revenue	—	138	171	265
Cost of goods sold	(180)	(202)	(214)	(314)

Gross profit	617	334	960	610

Operating expenses:
Research and development expenses	5,456	3,497	9,696	7,204
Selling, general and administrative expenses	4,145	3,288	7,791	6,584

Total operating expenses	9,601	6,785	17,487	13,788

Operating loss	(8,984)	(6,451)	(16,527)	(13,178)
Interest expense, net	(665)	(40)	(1,309)	(81)
Other (loss) income	(8)	61	(24)	82

Net loss	(9,657)	(6,430)	(17,860)	(13,177)
Other comprehensive income:
Foreign currency translation adjustments	(31)	(61)	(29)	33

Total other comprehensive loss	$(9,688)	$(6,491)	$(17,889)	$(13,144)

Common share data:
Basic and diluted loss per common share	$(1.18)	$(0.96)	$(2.18)	$(2.00)

Weighted average number of basic and diluted shares outstanding	8,190,483	6,681,369	8,190,483	6,589,655

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	11,357	$—	7,906,728	$79	$432,831	$(420,976)	$18	$11,952
Compensation expense for issuance of stock options	—	—	—	—	1,474	—	—	1,474
Net loss	—	—	—	—	—	(8,203)	—	(8,203)
Total comprehensive income	—	—	—	—	—	—	2	2

Balance at March 31, 2022	11,357	—	7,906,728	79	434,305	(429,179)	20	5,225
Compensation expense for issuance of stock options	—	—	—	—	1,617	—	—	1,617
Net loss	—	—	—	—	—	(9,657)	—	(9,657)
Total comprehensive loss	—	—	—	—	—	—	(31)	(31)

Balance at June 30, 2022	11,357	$—	7,906,728	$79	$435,922	$(438,836)	$(11)	$(2,846)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total
Balance at January 1, 2021	20,631	$—	5,996,101	$60	$417,449	$(395,327)	$(104)	$22,078
Compensation expense for issuance of stock options	—	—	—	—	2,148	—	—	2,148
Shares settled for services	—	—	2,636	—	57	—	—	57
Conversion of Preferred stock into common stock	(150)	—	15,000	—	—	—	—	—
Exercise of warrants into common stock	—	—	237,520	3	2,373	—	—	2,376
Net loss	—	—	—	—	—	(6,747)	—	(6,747)
Total comprehensive income	—	—	—	—	—	—	94	94

Balance at March 31, 2021	20,481	—	6,251,257	63	422,027	(402,074)	(10)	20,006
Compensation expense for issuance of stock options	—	—	—	—	1,626	—	—	1,626
Conversion of Preferred stock into common stock	(8,774)		877,379	9	(8)	—	—	1
Exercise of warrants into common stock			221,141	2	15	—	—	17
Net loss			—	—	—	(6,430)	—	(6,430)
Total comprehensive loss			—	—	—	—	(61)	(61)

Balance at June 30, 2021	11,707	$—	7,349,777	$74	$423,660	$(408,504)	$(71)	$15,159

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,860)	$(13,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	3,091	3,774
Depreciation expense	31	78
Non-cash lease expense	234	—
Amortization of debt discount	380	—
Interest expense accrued related to convertible notes	80	79
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	374	485
Increase in accounts receivable	(394)	(17)
Increase in inventories	(628)	(366)
Increase (decrease) in accounts payable and accrued expenses	2,667	(2,036)
Decrease in lease liabilities	(217)	(155)
Decrease in deferred revenue	(170)	(334)

Net cash used in operating activities	(12,412)	(11,669)

Cash flows from investing activities:
Purchase of property, plant and equipment	(141)	(88)

Net cash used in investing activities	(141)	(88)

Cash flows from financing activities:
Net proceeds from the exercise of warrants	—	2,393

Net cash provided by financing activities	—	2,393

Foreign currency effects on cash	(46)	33

Net decrease in total cash	(12,599)	(9,331)
Total Cash:
Beginning of period	26,953	28,756

End of period	$14,354	$19,425

Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$10,203	$19,274
Restricted Cash	4,151	151

Total	$14,354	$19,425

	Six months ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$842	$4

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of preferred stock into common stock	$—	$9

Issuance of restricted stock for accrued fees due to a former board member	$—	$57

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements

(1)	General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. The Company’s lead product candidate, the HEPZATO
®
KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride, and is approved for sale under the trade name CHEMOSAT
®
Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.
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
In December 2021, the Company announced that the FOCUS Trial of HEPZATO met its pre-specified
endpoint. Based on the FOCUS Trial results, the Company is preparing to submit a new drug application, or NDA, to the FDA for HEPZATO. The Company held a pre-NDA
meeting with the FDA in April 2022. Based on the feedback from the FDA, the Company does not believe any additional pre-clinical
or clinical studies are required to
re-file
the NDA. Due to vendor delays in delivering certain reports, the Company plans to submit an NDA to the FDA by the end of the third quarter of 2022. The Company has opened two Expanded Access Program sites to provide access to patients who meet the inclusion criteria during the pendency of FDA’s review of HEPZATO.
On February 28, 2022, CHEMOSAT received Medical Device Regulation certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Risks and Uncertainties
Although the Company is not aware of any direct impacts of the war between the Ukraine and the Russian Federation on its supply chain, the war could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. In addition, at this time, although the Company is not aware of any direct impacts, the increase in COVID cases and associated restrictions, which could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. The rise in COVID cases and the associated absences from work of internal and external resources may also impact the Company’s ability to meet anticipated timelines.

Liquidity and Going Concern
The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $438.8 million as of June 30, 2022. These losses, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.
On July 20, 2022, Delcath closed a private placement for the issuance and sale of 690,954 shares of common stock (the “Common Stock”) and 566,751 pre-funded
warrants to purchase Common Stock (the
“Pre-Funded
Warrants”) to certain investors. Each share of Common Stock was sold at a price per share of $3.98 and the
Pre-Funded
Warrants were sold at a price of $3.97 per
Pre-Funded
Warrant. The
Pre-Funded
Warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. Delcath received gross proceeds from the Private Placement of approximately $5.0 million before deducting offering expenses payable by Delcath. Delcath intends to use the net proceeds from the Private Placement for working capital purposes and other general corporate purposes.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report on Form
10-K
have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
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
Cash, cash equivalents, and restricted cash balances were as follows (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10,203	$22,802
Restricted balance for loan agreement	4,000	4,000
Letters of credit	101	101
Security for credit cards	50	50

Total cash, cash equivalents and restricted cash	$14,354	$26,953

Under the terms of a
sub-lease
agreement for office space at 1633 Broadway, New York, NY, the Company is required to maintain a letter of credit which will expire with the sublease in February 2023.

(3)	Inventories
Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$909	$767
Work-in-process	1,050	645
Finished goods	81	—

Total inventories	$2,040	$1,412

(4)	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Clinical trial expenses	$1,630	$1,630
Insurance premiums	400	890
Professional services	154	15
Other	186	208

Total prepaid expenses and other current assets	$2,370	$2,743

(5)	Property, Plant, and Equipment
Property, plant, and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021	Estimated Useful Life
Buildings and land	$1,271	$1,222	30 years -Buildings
Enterprise hardware and software	1,853	1,858	3 years
Leaseholds	1,765	1,796	Lesser of lease term or estimated useful life
Equipment	1,221	1,094	7 years
Furniture	201	203	5 years

Property, plant and equipment, gross	6,311	6,173
Accumulated depreciation	(4,854)	(4,825)

Property, plant and equipment, net	$1,457	$1,348

Depreciation expense for the six months ended June 30, 2022 was approximately $65,000 as compared to approximately $78,000 for the same period in 2021.

(6)	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Clinical expenses	$1,500	$1,517
Compensation, excluding taxes	1,228	893
Short-term financing	79	551
Professional fees	1,977	603
Interest on convertible note	473	393
Other	160	152

Total accrued expenses	$5,417	$4,109

(7)	Leases
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

The following table summarizes the Company’s operating leases as of and for the six months ended June 30, 2022 (in thousands):

	U.S.	Ireland	Total
Lease cost
Operating lease cost	$203	$31	$234
Other information
Operating cash flows out from operating leases	(203)	(31)	(234)
Weighted average remaining lease term	0.7	4.1
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	U.S.	Ireland	Total
Six Months Remaining December 31, 2022	$203	$20	$223
Year ended December 31, 2023	67	42	109
Year ended December 31, 2024	—	42	42
Year ended December 31, 2025	—	42	42
Year ended December 31, 2026	—	23	23

Total	270	169	438
Less present value discount	(8)	(24)	(32)

Operating lease liabilities included in the condensed consolidated balance sheets at June 30, 2022	$262	$145	$407

(8)	Loans and Convertible Notes Payable

	June 30, 2022			December 31, 2021
(in thousands)	Gross	Discount	Net	Gross	Discount	Net
Loan - Avenue [1]	12,638	(1,326)	11,312	12,638	(1,645)	10,993
Loan - Avenue [1] - Less Current Portion	(4,998)	524	(4,474)	(714)	93	(621)

Total - Loans Payable, Non-Current	$7,640	$(802)	$6,838	$11,924	$(1,552)	$10,372

Convertible Note Payable - Rosalind	2,000	—	2,000	2,000	—	2,000
Convertible Portion of Loan Payable - Avenue	3,000	(291)	2,709	3,000	(361)	2,639

Total - Convertible Notes Payable - Non-Current	$5,000	$(291)	$4,709	$5,000	$(361)	$4,639

[1]	The gross amount includes the 4.25% final payment of $638,000.

Remaining maturities of the Company’s loan and convertible note payables are as follows (in thousands):

	Loans	Convertible Notes	Total
Year ended December 31, 2022	$714	$—	$714
Year ended December 31, 2023	8,571	—	8,571
Year ended December 31, 2024	3,353	5,000	8,353

Total	$12,638	$5,000	$17,638

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at June 30, 2022 was 11.7% and increased to 12.45% for July 2022 and 13.2% effective August
2022
. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.
The initial tranche of the Avenue Loan is $15.0 million, including $4.0 million which has been funded into a restricted account and will be released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall Response Rate exceeds the pre-specified
threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the U.S. Food and Drug Administration, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20 million. The Company may request an additional $5.0 million of gross proceeds between October 1, 2022 and December 31, 2022, with funding, subject to the approval of Avenue’s Investment Committee.
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
The Company determined that the embedded conversion option associated with the Avenue Loan was not required to be bifurcated. The Company determined that the Avenue Warrant met the criteria to be equity-classified. The $0.6 million value of the final payment was treated as original issue discount. The $1.2 million relative fair value of the Avenue Warrant was credited to Additional Paid in Capital while it was debited as debt discount. Of the $563,000 of cash issuance costs, $519,000 was allocated to the Avenue Loan and was recorded as debit discount, while $44,000 was allocated to the Avenue Warrant and was debited to Additional Paid in Capital. Of the $2.3 million of aggregate debt discount, $1.9 million was allocated to the non-convertible
portion of the Avenue Loan, while $418,000 was allocated to the convertible portion of the Avenue Loan. Aggregate debt discount amortization of $0.5 million was recorded during the six months ended June 30, 2022, including $0.4 million related to the non-convertible
portion of the Avenue Loan and $70,000 related to the convertible portion of the Avenue Loan. The Company also determined that the convertible portion of the Avenue Loan did not include a beneficial conversion feature, because the effective conversion price exceeded the commitment date market price of the Company’s common stock. Interest expense incurred was $0.8 million for the si
x
 months ended June 30, 2022.

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
Interest expense was $80,000 for the six months ended June 30, 2022 and 2021, respectively.
On August 6, 2021, the Company executed an agreement to amend the Rosalind Notes to (a) reduce the conversion price to $1,198 per share of the Company’s Series E Convertible Preferred Stock; and (b) extend the maturity date to October 30, 2024.
In addition, in order to induce Avenue to provide the Avenue Loan described above, the holders of the Rosalind Notes agreed to subordinate (a) all of the Company’s indebtedness and obligations to the holders; and (b) all of the holders’ security interest, to the Avenue Loan and Avenue’s security interest in the Company’s property.

(9)	Stockholders’ Equity (Deficit)
Authorized Shares
The Company is authorized to issue 40,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. To date, the Company has designated the following preferred stock: Series A (4,200 shares), Series B (2,360 shares), Series C (590 shares), Series D (10,000 shares), Series E (40,000 shares) and Series
E-1
(12,960 shares).
Preferred Stock
As of June 30, 2022, there were an aggregate of 11,357 shares of Series E and Series
E-1
Convertible Preferred Stock outstanding.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of June 30, 2022, there are 2,475,000 shares of common stock reserved under the 2020 Plan, of which 737,417 remained available to be issued.
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
There were no shares sold during the six months ended June 30, 2022.
Private Placement
On July 20, 2022, Delcath closed a private placement for the issuance and sale of 690,954 shares of common stock (the “Common Stock”) and 566,751 pre-funded
warrants to purchase Common Stock (the
“Pre-Funded
Warrants”) to certain investors. Each share of Common Stock was sold at a price per share of $3.98 and the
Pre-Funded
Warrants were sold at a price of $3.97 per
Pre-Funded
Warrant. The
Pre-Funded
Warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. Delcath received gross proceeds from the Private Placement of approximately $5.0 million before deducting offering expenses payable by Delcath. Delcath intends to use the net proceeds from the Private Placement for working capital purposes and other general corporate purposes.
Stock Options
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions during the reporting periods:

	Six months ended June 30,
	2022	2021
Expected terms (years)	5.23 - 6.46	5.86
Expected volatility	174.81% -180.33%	178.33
Risk-free interest rate	1.75% -2.93%	0.9%
Expected dividends	0.00%	0.00%
The weighted average estimated fair value of the stock options granted during the six months ended June 30, 2022 and 2021 was approximately

$6.31
and $9.87 per share, respectively.

The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,732,460	$11.69
Granted	650,083	7.05
Expired	(29,116)	10.73
Cancelled/Forfeited	(42,034)	10.35

Outstanding at June 30, 2022	2,311,393	$10.42	8.7	$—

Exercisable at June, 2022	952,670	$11.48	8.4	$—

The following table summarizes information for stock option shares outstanding and exercisable at June
3
0, 2022:

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$6.24 - $53.85	2,310,894	8.7	952,171
$53.85+	499	6.6	499

	2,311,393	8.4	952,670

The following is a summary of share-based compensation expense in the statement of operations for the three and six months ended June 30, 2022 and
2021 (in thousands):

	Three months ended J u ne 30 ,		Six months ended June 30,
	2022	2021	2022	2021
Selling, general and administrative	$918	$1,124	$1,958	$2,590
Research and development	503	463	1,025	1,093
Cost of goods sold	52	39	108	91

Total	$1,473	$1,626	$3,091	$3,774

At June 30, 2022, there was $8.0 million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 2 years.
Warrants
The following is a summary of warrant activity for the six months ended June 30, 2022:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2022	3,894,498	$9.27
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	—	—

Outstanding at June 30, 2022	3,894,498	$9.27	2.7

Exercisable at June 30, 2022	3,894,498	$9.27	2.7

The following table presents information related to stock warrants at June 30, 2022

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	283,755	3.4	283,755
$10.00	3,610,743	2.7	3,610,743

	3,894,498	2.7	3,894,498

(10)	Net Loss per Common Share
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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2022 and 2021 because their effects would be anti-dilutive:

	June 30,
	2022	2021
Common stock warrants - equity	3,894,498	3,773,266
Assumed conversion of Series E and Series E-1 Preferred Stock	1,135,721	1,170,700
Assumed conversion of convertible notes	488,031	154,222
Stock options	2,315,643	1,091,888

Total	7,829,643	6,190,076

At June 30, 2022, the Company had 283,755
pre-funded
warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2022 and 2021:

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Weighted average shares issued	7,906,728	6,319,622	7,906,728	6,511,194
Weighted average pre-funded warrants	283,755	270,033	283,755	170,175

Weighted average shares outstanding	8,190,483	6,589,655	8,190,483	6,681,369

(11)	Income Taxes
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

(12)	Commitments and Contingencies
Litigation, Claims and Assessments
medac Matter
In April 2021, the Company issued an invoice for €1 million (which currently converts to approximately $1.0 million) to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), the Company’s EU product distribution partner, for a milestone payment due under the License, Supply and Marketing Agreement (the “License Agreement”) dated December 10, 2018, between the Company and medac. Pursuant to the License Agreement, a milestone is due upon achieving positive efficacy in the FOCUS Trial as defined by the FOCUS Trial protocol. Per the trial protocol and associated Statistical Analysis Plan, positive efficacy is based on whether the Objective Response Rate (ORR) exceeds a pre-specified
threshold. A preliminary analysis of the FOCUS Trial data based on 87% of enrolled patients was released on March 31, 2021, and subsequently presented at the American Society of Clinical Oncology (ASCO) Annual Meeting held virtually from the 4th through the 8th of June 2021. Per that analysis, the ORR exceeded the pre-specified
threshold. While the final ORR is not yet known, given the magnitude by which the ORR exceeded the pre-specified
endpoint and the small number of patients yet to be assessed, the final ORR will be greater than the pre-specified
endpoint regardless of the responder status of the remaining patients. medac disagrees that the milestone is due and claims that a full clinical study report is required in addition to the existing ORR analysis. medac has not disputed the accuracy of the ORR analysis or underlying data, but simply asserts that a full clinical study report is required prior to payment. While the Company disagrees with this interpretation, since medac has stated it does not intend to pay the invoice at this time, under revenue recognition criteria set out in ASC 606, the Company cannot recognize the revenue.

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
Company Overview
We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO
®
KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEZPATO, but without the melphalan hydrochloride, and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.
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
In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified
endpoint. Based on the FOCUS Trial results, the Company is preparing to submit a new drug application, or NDA, to the FDA for HEPZATO. The Company held a pre-NDA
meeting with the FDA in April 2022. Based on the feedback from FDA, the Company does not believe any additional pre-clinical
or clinical studies are required to
re-file
the NDA. Due to vendor delays in delivering certain reports, we plan to submit an NDA to the FDA by the end of the third quarter of 2022. The Company has opened two Expanded Access Program sites to provide access to patients who meet the inclusion criteria during the pendency of FDA’s review of HEPZATO.
On February 28, 2022, CHEMOSAT received Medical Device Regulation certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Results of Operations for the three and six months ended June 30, 2022 (in thousands)
Three months ended June 30, 2022 compared with three months ended June 30, 2021
Revenue
We recorded approximately $0.8 million in revenue for the three months ended June 30, 2022 compared to $0.4 million for the three months ended June 30, 2021. The increase in product revenue was primarily due to the transition to direct sales in Europe beginning in March 2022 which increased the average price per unit sold.
Cost of Goods Sold
For the three months ended June 30, 2022, cost of goods was relatively flat at $0.2 million for three months ended June 30, 2022 and 2021 as cost per unit sold were similar.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical
data and the cost of manufacturing HEPZATO for clinical trials, conducting clinical trials and preparation costs for submission of HEPZATO to the FDA. For the three months ended June 30, 2022, research and development expenses increased to $5.5 million from $3.5 million in the prior year period. The increase of $2.0 million is primarily due to higher expenses in preparation of the pre-NDA
meeting in April 2022 and preparation for the NDA submission by the third quarter of 2022.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended June 30, 2022 and 2021, selling, general and administrative expenses were $4.1 million and $3.3 million, respectively. The increase is primarily higher costs in the preparation for commercialization of HEPZATO in the United States early next year.
Other Income/Expense
Other income (expense) is primarily related to income or expense associated with financial instruments. For the three months ended June 30, 2022 and 2021, other expenses were $0.7 million and $40,000, respectively. The increase in other expenses is primarily due to the interest expense and amortization expense for the original issue discount on the debt financing transaction discussed below between the Company and its lender, Avenue Venture Opportunities Fund, L.P.
Six months ended June 30, 2022 compared with six months ended June 30, 2021
Revenue
We recorded approximately $1.2 million in revenue for the six months ended June 30, 2022 compared to $0.9 million for the six months ended June 30, 2021. The increase in product revenue was primarily due to the transition to direct sales in Europe beginning in March 2022 which increased the average price per unit sold.
Cost of Goods Sold
For the six months ended June 30, 2022, cost of goods slightly decreased $100,000 from $0.3 million for the six months ended June 30, 2021 to $0.2 million for six months ended June 30, 2022 primarily due to the revaluation of inventory for 2022.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical
data and the cost of manufacturing HEPZATO for clinical trials, conducting clinical trials and preparation costs for submission of HEPZATO to the FDA. For the six months ended June 30, 2022, research and development expenses increased to $9.7 million from $7.2 million in the prior year period. The increase of $2.5 million is primarily due to higher expenses in preparation for the pre-NDA
meeting in April 2022 and preparation for the NDA submission by the end of the third quarter of 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the six months ended June 30, 2022 and 2021, selling, general and administrative expenses were $7.8 million and $6.6 million, respectively. The increase is primarily higher costs in the preparation for commercialization of HEPZATO in the United States early next year and slightly higher headcount and related costs.
Other Income/Expense
Other income (expense) is primarily related to income or expense associated with financial instruments. For the six months ended June 30, 2022, other income/expenses was a net expense of $1.3 million and other income/expenses was a de minimis amount for the six months ended June 30, 2021. The change in other income/expenses is primarily due to interest expense and amortization expense for the original issue discount on the debt financing transaction between the Company and its lender, Avenue Venture Opportunities Fund, L.P.
Liquidity and Capital Resources
At June 30, 2022, we had cash, cash equivalents and restricted cash totaling $14.4 million, During the six months ended June 30, 2022, the Company used $12.4 million of cash in our operating activities.

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
Our capital commitments over the next twelve months include $7.8 million to satisfy June 30, 2022 accounts payable, accrued expenses and lease liabilities and $5.0 million of loan principal payments. Our capital commitments past the next twelve months include (a) $0.1 million of lease liabilities; (b) $7.6 million of loan principal payments; and (c) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.
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
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at June 30, 2022 was 11.7% and increased to 12.45% for July 2022 and 13.2% effective August 2022. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. Additional information regarding the Avenue Loan can be found in Note 8 to the Company’s unaudited interim consolidated financial statements contained in this Quarterly Report on Form
10-Q.
On July 20, 2022, Delcath closed a private placement for the issuance and sale of 690,954 shares of common stock (the “Common Stock”) and 566,751 pre-funded
warrants to purchase Common Stock (the
“Pre-Funded
Warrants”) to certain investors. Each share of Common Stock was sold at a price per share of $3.98 and the
Pre-Funded
Warrants were sold at a price of $3.97 per
Pre-Funded
Warrant. The
Pre-Funded
Warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. Delcath received gross proceeds from the Private Placement of approximately $5.0 million before deducting offering expenses payable by Delcath. Delcath intends to use the net proceeds from the Private Placement for working capital purposes and other general corporate purposes.
Critical Accounting Estimates
During the six months ended June 30, 2022, there were no material changes to critical accounting estimates as reported in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 and may also be found on the Company’s website (www.delcath.com).
Application of Critical Accounting Policies
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s Annual Report for the fiscal year ended
December 31, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of our principal executive and principal accounting officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
and
15d-15(e)
of the Exchange Act). Based on that evaluation, our principal executive and principal accounting officer concluded that our disclosure controls and procedures as of June 30, 2022 (the end of the period covered by this Quarterly Report on Form
10-Q),
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
and
15d-15(f)
under the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed September 25, 2019).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.3	Certificate of Correction to Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 22, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective December 24, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

10.1	Form of Securities Purchase Agreement, dated July 18, 2022 by and among the Company and private parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

10.2	Form of Registration Rights Agreement, dated July 18, 2022, by and among the Company and private parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
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

DELCATH SYSTEMS, INC.

August 8, 2022	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

August 8, 2022	/s/ Anthony Dias
Anthony Dias
Principal Accounting Officer