Form 10-Q
period 2022-09-30
DELCATH SYSTEMS, INC.
filed 2022-11-08
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2022, 8,597,682 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$9,831	$22,802
Restricted cash	4,151	4,151
Accounts receivable, net	537	44
Inventories	1,926	1,412
Prepaid expenses and other current assets	2,035	2,743

Total current assets	18,480	31,152
Property, plant and equipment, net	1,452	1,348
Right-of-use assets	294	624

Total assets	$20,226	$33,124

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,632	$638
Accrued expenses	5,137	4,109
Deferred revenue	—	170
Lease liabilities, current	196	416
Loan payable, current	6,481	621

Total current liabilities	14,446	5,954
Other liabilities, non-current	1,299	207
Loan payable, non-current	4,990	10,372
Convertible notes payable, non-current	4,737	4,639

Total liabilities	25,472	21,172

Commitments and contingencies	—	—
Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; 11,357 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 8,597,682 shares and 7,906,728 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	86	79
Additional paid-in capital	442,066	432,831
Accumulated deficit	(447,341)	(420,976)
Accumulated other comprehensive (loss) income	(57)	18

Total stockholders’ equity (deficit)	(5,246)	11,952

Total liabilities and stockholders’ equity (deficit)	$20,226	$33,124

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Product revenue	$906	$395	$1,909	$1,054
Other revenue	—	127	171	393
Cost of goods sold	(235)	(227)	(449)	(541)

Gross profit	671	295	1,631	906

Operating expenses:
Research and development expenses	3,953	2,955	13,649	10,159
Selling, general and administrative expenses	4,519	4,036	12,309	10,621

Total operating expenses	8,472	6,991	25,958	20,780

Operating loss	(7,801)	(6,696)	(24,327)	(19,874)
Interest expense, net	(730)	(420)	(2,040)	(501)
Other income (expense)	26	(9)	2	73

Net loss	(8,505)	(7,125)	(26,365)	(20,302)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(46)	51	(82)	84

Total other comprehensive loss	$(8,551)	$(7,074)	$(26,447)	$(20,218)

Common share data:
Basic and diluted loss per common share	$(0.92)	$(0.94)	$(3.09)	$(2.93)

Weighted average number of basic and diluted shares outstanding	9,215,786	7,587,643	8,536,006	6,923,541

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share and per share data)

	Three and nine months ended September 30, 2022
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	11,357	$—	7,906,728	$79	$432,831	$(420,976)	$18	$11,952
Compensation expense for issuance of stock options	—	—	—	—	1,474	—	—	1,474
Net loss	—	—	—	—	—	(8,203)	—	(8,203)
Total comprehensive income	—	—	—	—	—	—	2	2

Balance at March 31, 2022	11,357	—	7,906,728	79	434,305	(429,179)	20	5,225
Compensation expense for issuance of stock options	—	—	—	—	1,617	—	—	1,617
Net loss	—	—	—	—	—	(9,657)	—	(9,657)
Total comprehensive loss	—	—	—	—	—	—	(31)	(31)

Balance at June 30, 2022	11,357	—	7,906,728	79	435,922	(438,836)	(11)	(2,846)
Compensation expense for issuance of stock options	—	—	—	—	1,255	—	—	1,255
Private placement -issuance of common shares and prefunded warrants, net of expenses	—	—	690,954	7	4,889	—	—	4,896
Net loss	—	—	—	—	—	(8,505)	—	(8,505)
Total comprehensive loss	—	—	—	—	—	—	(46)	(46)

Balance at September 30, 2022	11,357	$—	8,597,682	$86	$442,066	$(447,341)	$(57)	$(5,246)

	Three and nine months ended September 30, 2021
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	20,631	$—	5,996,101	$60	$417,449	$(395,327)	$(104)	$22,078
Compensation expense for issuance of stock options	—	—	—	—	2,148	—	—	2,148
Shares settled for services	—	—	2,636	—	57	—	—	57
Conversion of Preferred stock into common stock	(150)	—	15,000	—	—	—	—	—
Exercise of warrants into common stock	—	—	237,520	3	2,373	—	—	2,376
Net loss	—	—	—	—	—	(6,747)	—	(6,747)
Total comprehensive income	—	—	—	—	—	—	94	94

Balance at March 31, 2021	20,481	—	6,251,257	63	422,027	(402,074)	(10)	20,006
Compensation expense for issuance of stock options	—	—	—	—	1,626	—	—	1,626
Conversion of Preferred stock into common stock	(8,774)	—	877,379	9	(8)	—	—	1
Exercise of warrants into common stock	—	—	221,141	2	15	—	—	17
Net loss	—	—	—	—	—	(6,430)	—	(6,430)
Total comprehensive loss	—	—	—	—	—	—	(61)	(61)

Balance at June 30, 2021	11,707	—	7,349,777	74	423,660	(408,504)	(71)	15,159
Compensation expense for issuance of stock options	—	—	—	—	2,449	—	—	2,449
Proceeds allocated to warrant	—	—	—	—	1,171	—	—	1,171
Cash issuance costs of warrant	—	—	—	—	(44)	—	—	(44)
Exercise of warrants into common stock	—	—	6,512	—	65	—	—	65
Net loss	—	—	—	—	—	(7,125)	—	(7,125)
Total comprehensive income	—	—	—	—	—	—	51	51

Balance at September 30, 2021	11,707	$—	7,356,289	$74	$427,301	$(415,629)	$(20)	$11,726

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,365)	$(20,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	4,345	6,224
Depreciation expense	98	115
Non-cash lease expense	339	—
Amortization of debt discount	574	127
Interest expense accrued related to convertible notes	120	119
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	708	676
Increase in accounts receivable	(493)	(12)
Increase in inventories	(515)	(383)
Increase (decrease) in accounts payable and accrued expenses	2,907	(2,622)
Increase in other liabilities, non-current	861	—
Decrease in deferred revenue	(170)	(517)

Net cash used in operating activities	(17,591)	(16,575)

Cash flows from investing activities:
Purchase of property, plant and equipment	(209)	(144)

Net cash used in investing activities	(209)	(144)

Cash flows from financing activities:
Net proceeds from private placement	4,896	—
Net procceds from debt financing	—	14,437
Net proceeds from the exercise of warrants	—	2,458

Net cash provided by financing activities	4,896	16,895

Foreign currency effects on cash	(67)	84

Net (decrease) increase in total cash	(12,971)	260
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	26,953	28,756

End of period	$13,982	$29,016

Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$9,831	$24,865
Restricted Cash	4,151	4,151

Total	$13,982	$29,016

	Nine months ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$1,337	$260

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversions of preferred stock into common stock	$—	$9

Issuance of restricted stock for accrued fees due to a former board member	$—	$57

Right of use assets obtained in exchange for lease obligations	$—	$192

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(1)	General
The unaudited condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of September 30, 2022 and the three and nine months ended September 30, 2022 and 2021should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
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
In December 2021, the Company announced that the FOCUS Trial of HEPZATO met its pre-specified
endpoint. Based on the FOCUS Trial results, the Company is preparing to submit a new drug application, or NDA, to the FDA for HEPZATO. The Company held a pre-NDA
meeting with the FDA in April 2022. Based on the feedback from the FDA, the Company does not believe any additional pre-clinical
or clinical studies are required to
re-file
the NDA. Due to vendor delays in delivering certain reports, the Company plans to submit an NDA to the FDA by the end of the year. The Company has opened two Expanded Access Program sites to provide access to patients who meet the inclusion criteria during the pendency of FDA’s review of HEPZATO.
On February 28, 2022, CHEMOSAT received Medical Device Regulation certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Risks and Uncertainties
Although the Company is not aware of any direct impacts of the war between the Ukraine and the Russian Federation on its supply chain, the war could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. In addition, at this time, although the Company is not aware of any direct impacts, the increase in COVID cases and associated restrictions, could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. The rise in COVID cases and the associated absences from work of internal and external resources may also impact the Company’s ability to meet anticipated timelines.

Liquidity and Going Concern
The accompanying interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and has an accumulated deficit of $447.3 million as of September 30, 2022. These losses, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.
On July 20, 2022, the Company closed a private placement for the issuance and sale of 690,954 shares of common stock (the “Common Stock”) and 566,751 pre-funded
warrants to purchase common stock (the
“Pre-Funded
Warrants”) to certain investors. Each share of common stock was sold at a price per share of $3.98 and the
Pre-Funded
Warrants were sold at a price of $3.97 per
Pre-Funded
Warrant. The
Pre-Funded
Warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $5.0 million before deducting offering expenses. The Company intends to use the net proceeds from the private placement for working capital purposes and other general corporate purposes.
On October 26, 2022, the Company received a letter from the Nasdaq indicating that, for the last thirty consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until April 24, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(b)(2) if at any time before April 24, 2023, the Company maintains its MVLS at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days). The Nasdaq deficiency letter has no immediate effect on the listing or trading of the Company’s common stock. If compliance is not achieved by April 24, 2023, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum MVLS requirement. To qualify for the additional
180-day
period, the Company will be required to meet the continued listing requirements for minimum closing bid price of its common stock and all other initial listing standards (with the exception of the minimum MVLS requirement). If the Company does not qualify for the second compliance period or fails to regain compliance during the second
180-day
period, then Nasdaq will notify the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2022 and 2021; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report on Form
10-K
have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

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

Cash, cash equivalents, and restricted cash balances were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$9,831	$22,802
Restricted balance for loan agreement	4,000	4,000
Letters of credit	101	101
Security for credit cards	50	50

Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$13,982	$26,953

Under the terms of a
sub-lease
agreement for office space at 1633 Broadway, New York, NY, the Company is required to maintain a letter of credit which will expire with the sub-lease
in February 2023.

(3)	Inventories
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$810	$767
Work-in-process	1,014	645
Finished goods	102	—

Total inventories	$1,926	$1,412

(4)	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Clinical trial expenses	$1,630	$1,630
Insurance premiums	158	890
Professional services	210	15
Other	37	208

Total prepaid expenses and other current assets	$2,035	$2,743

(5)	Property, Plant, and Equipment
Property, plant, and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021	Estimated Useful Life
Buildings and land	$1,301	$1,222	30 years - Buildings
Enterprise hardware and software	1,849	1,858	3 years
Leaseholds	1,745	1,796	Lesser of lease term or estimated useful life
Equipment	1,220	1,094	7 years
Furniture	200	203	5 years

Property, plant and equipment, gross	6,315	6,173
Accumulated depreciation	(4,863)	(4,825)

Property, plant and equipment, net	$1,452	$1,348

Depreciation expense for the nine months ended September 30, 2022 was approximately $98,000 as compared to approximately $115,000 for the same period in 2021.

(6)	Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Clinical expenses	$2,267	$1,517
Compensation, excluding taxes	1,056	893
Short-term financing	—	551
Professional fees	1,229	603
Interest on convertible note	513	393
Other	72	152

Total accrued expenses	$5,137	$4,109

(7)	Leases
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

The following table summarizes the Company’s operating leases as of and for the nine months ended September 30, 2022 (in thousands):

	U.S.	Ireland	Total
Lease cost
Operating lease cost	$304	$35	$339
Other information
Operating cash flows out from operating leases	(304)	(35)	(339)
Weighted average remaining lease term	0.4	3.8
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	U.S.	Ireland	Total
Three Months Remaining December 31, 2022	$101	$10	$111
Year ended December 31, 2023	67	39	106
Year ended December 31, 2024	—	39	39
Year ended December 31, 2025	—	39	39
Year ended December 31, 2026	—	23	23

Total	168	150	318
Less present value discount	(3)	(21)	(24)

Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2022	$165	$129	$294

(8)	Loans and Convertible Notes Payable

	September 30, 2022			December 31, 2021
(in thousands)	Gross	Discount	Net	Gross	Discount	Net
Loan - Avenue [1]	12,638	(1,167)	11,471	12,638	(1,645)	10,993
Loan - Avenue [1] - Less Current Portion	(7,140)	659	(6,481)	(714)	93	(621)

Total - Loans Payable, Non-Current	$5,498	$(508)	$4,990	$11,924	$(1,552)	$10,372

Convertible Note Payable - Rosalind	2,000	—	2,000	2,000	—	2,000
Convertible Portion of Loan Payable - Avenue	3,000	(263)	2,737	3,000	(361)	2,639

Total - Convertible Notes Payable - Non-Current	$5,000	$(263)	$4,737	$5,000	$(361)	$4,639

[1]	The gross amount includes the 4.25% final payment of $638,000.

Remaining maturities of the Company’s loan and convertible note payables are as follows (in thousands):

		Convertible
	Loans	Notes	Total
Year ended December 31, 2022	$714	$—	$714
Year ended December 31, 2023	8,571	—	8,571
Year ended December 31, 2024	3,353	5,000	8,353

Total	$12,638	$5,000	$17,638

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at September 30, 2022 was 13.2% and increased to 13.95% starting October 2022. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.
The initial tranche of the Avenue Loan is $15.0 million, including $4.0 million which has been funded into a restricted account and will be released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall Response Rate exceeds the pre-specified
threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the U.S. Food and Drug Administration, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20 million. Pursuant to the Avenue Loan Agreement, the Company may request an additional $5 million of gross proceeds between October 1, 2022 and December 31, 2022, with funding, subject to the approval of Avenue’s Investment Committee. Since the Company did not achieve a net equity raise of $20 million of gross proceeds, the Company will not request an additional $5.0 million of funding during the period from October 1, 2022 through December 31, 2022.
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
The Company determined that the embedded conversion option associated with the Avenue Loan was not required to be bifurcated. The Company determined that the Avenue Warrant met the criteria to be equity-classified. The $0.6 million value of the final payment was treated as original issue discount. The $1.2 million relative fair value of the Avenue Warrant was credited to Additional Paid in Capital while it was debited as debt discount. Of the $563,000 of cash issuance costs, $519,000 was allocated to the Avenue Loan and was recorded as debit discount, while $44,000 was allocated to the Avenue Warrant and was debited to Additional Paid in Capital. Of the $2.3 million of aggregate debt discount, $1.9 million was allocated to the non-convertible
portion of the Avenue Loan, while $418,000 was allocated to the convertible portion of the Avenue Loan. Aggregate debt discount amortization of $0.6 million was recorded during the nine months ended September 30, 2022. The Company also determined that the convertible portion of the Avenue Loan did not include a beneficial conversion feature, because the effective conversion price exceeded the commitment date market price of the Company’s common stock. Interest expense incurred was $1.3 million for the nine months ended September 30, 2022.

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
Interest expense was $120,000 for the nine months ended September 30, 2022 and 2021, respectively.
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
(12,960 shares).
Preferred Stock
As of September 30, 2022, there were an aggregate of 11,357 shares of Series E and Series
E-1
Convertible Preferred Stock outstanding.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of September 30, 2022, there are 2,475,000 shares of common stock reserved under the 2020 Plan, of which 803,105 remained available to be issued.
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
There were no shares sold during the nine months ended September 30, 2022.
Private Placement
On July 20, 2022, the Company closed a private placement for the issuance and sale of 690,954 shares of common stock (the “Common Stock”) and 566,751 pre-funded
warrants to purchase common stock (the
“Pre-Funded
Warrants”) to certain investors. Each share of common stock was sold at a price per share of $3.98 and the
Pre-Funded
Warrants were sold at a price of $3.97 per
Pre-Funded
Warrant. The
Pre-Funded
Warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $5.0 million before deducting offering expenses. The Company intends to use the net proceeds from the private placement for working capital purposes and other general corporate purposes.
Stock Options
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions:

	Nine months ended September 30,
	2022	2021
Expected terms (years)	0.7 - 8.4	5.1 - 6.3
Expected volatility	166.4% - 180.3%	178.3% - 181.3%
Risk-free interest rate	1.8% - 2.9%	0.7% - 1.1%
Expected dividends	0.00%	0.00%
The weighted average estimated fair value of the stock options granted during the nine months ended September 30, 2022 and 2021 was approximately $6.31 and $9.69 per share, respectively.

The following is a summary of stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,732,460	$11.69
Granted	650,083	7.05
Expired	(36,628)	10.44
Cancelled/Forfeited	(95,960)	9.69

Outstanding at September 30, 2022	2,249,955	$10.46	8.4	$—

Exercisable at September 30, 2022	1,143,154	$11.27	8.1	$—

The following table summarizes information for stock option shares outstanding and exercisable at September 30, 2022:

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$6.24 - $53.85	2,249,456	8.4	1,142,655
$53.85+	499	6.3	499

	2,249,955	8.1	1,143,154

The following is a summary of share-based compensation expense in the statement of operations for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30		Nine months ended September 30,
	2022	2021	2022	2021
Selling, general and administrative	$857	$1,655	$2,816	$4,245
Research and development	346	734	1,370	1,827
Cost of goods sold	52	60	160	152

Total	$1,255	$2,449	$4,346	$6,224

At September 30, 2022, there was $6.3 million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 1.7 years.

Warrants
The following is a summary of warrant activity for the nine months ended September 30, 2022:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2022	3,894,498	$9.27
Warrants issued	566,751	.01
Warrants exercised	—	—
Warrants expired	—	—

Outstanding at September 30, 2022	4,461,249	$8.09	2.8

Exercisable at September 30, 2022	4,461,249	$8.09	2.8

The following table presents information related to stock warrants at September 30, 2022:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term	Number of Warrants
$0.01	850,506	4.3	850,506
$10.00	3,610,743	2.4	3,610,743

	4,461,249	2.8	4,461,249

(10)	Net Loss per Common Share
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

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2022 and 2021 because their effects would be anti-dilutive:

	September 30,
	2022	2021
Common stock warrants - equity	4,461,249	3,894,509
Assumed conversion of Series E and Series E-1 Preferred Stock	1,135,721	1,170,721
Assumed conversion of convertible notes	488,031	488,031
Stock options	2,249,955	1,698,249

Total	8,334,956	7,251,510

At September 30, 2022, the Company had 850,506
pre-funded
warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted average shares issued	8,470,006	7,354,428	8,096,551	6,665,826
Weighted average pre-funded warrants	745,780	233,215	439,455	257,715

Weighted average shares outstanding	9,215,786	7,587,643	8,536,006	6,923,541

(11)	Income Taxes
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
Per that analysis, the ORR exceeded the

pre-specified

threshold. While the final ORR was not known at the time, given the magnitude by which the ORR exceeded the pre-specified

endpoint and the small number of patients yet to be assessed, the final ORR will be greater than the pre-specified

endpoint regardless of the responder status of the remaining patients. medac disagreed that the milestone was due and claimed that a full clinical study report is required in addition to the existing ORR analysis. medac has not disputed the accuracy of the ORR analysis or underlying data, but simply asserts that a full clinical study report is required prior to payment. While the Company disagrees with this interpretation, since medac had stated it did not intend to pay the invoice at this time, under revenue recognition criteria set out in ASC 606, the Company did not recognize the revenue
.

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
On December 30, 2021, the Company received a letter from medac stating that, due to the Company’s failure to withdraw the termination notice, medac was terminating the License Agreement with immediate effect. In the letter, medac reserved its rights in full, including a purported claim for damages for wrongful termination. In a separate letter, medac agreed to an orderly transition through February 28, 2022 in order to minimize the impact of any termination on patients and physicians. The Company agreed to purchase inventory held at medac in March 2022 for approximately $0.2 million.
On October 25, 2022, the parties reached a tentative agreement regarding the terms for a final settlement of the matter subject to the execution of a definitive settlement agreement on or before December 31, 2022. Under the agreed on settlement terms, Delcath has agreed pay medac a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached.
The settlement terms also contain a minimum annual payment in the event the annual royalty payment does not reach the agreed on minimum payment amount
. There is no assurance that the parties will enter into a definitive agreement for the settlement of the matter on or before December 31, 2022. As of September 30, 2022, the Company has estimated the settlement to be $1.2 million and recorded it as other liabilities, non-current
on the condensed consolidated balance sheet and a
charge

in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Market this Quarterly Report on Form 10-Q in Item 1A under “Risk, Factors” and the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 in Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”). These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

•	the commencement of future clinical trials and the results and timing of those clinical trials;

•	our ability to successfully commercialize CHEMOSAT and HEPZATO, generate revenue and successfully obtain reimbursement for the procedure and system;

•	the progress and results of our research and development programs;

•	submission and timing of applications for regulatory approval and approval thereof;

•	our ability to successfully source certain components of CHEMOSAT and HEPZATO and enter into supplier contracts;

•	our ability to successfully manufacture CHEMOSAT and HEPZATO;

•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners;

•	the impact of macroeconomic conditions, including inflation, recession, and changes in fiscal policies on our business;

•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

Company Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO® KIT (melphalan hydrochloride for injection/Hepatic Delivery System), or HEPZATO, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. HEPZATO has not been approved for sale in the United States. In Europe, the Hepatic Delivery System is a stand-alone medical device having the same device components as HEZPATO, but without the melphalan hydrochloride, and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

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

In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified endpoint. Based on the FOCUS Trial results, the Company is preparing to submit a new drug application, or NDA, to the FDA for HEPZATO. The Company held a pre-NDA meeting with the FDA in April 2022. Based on the feedback from FDA, the Company does not believe any additional pre-clinical or clinical studies are required to re-file the NDA. Due to vendor delays in delivering certain reports, we plan to submit an NDA to the FDA by the end of the year. The Company has opened two Expanded Access Program sites to provide access to patients who meet the inclusion criteria during the pendency of FDA’s review of HEPZATO.

On February 28, 2022, CHEMOSAT received Medical Device Regulation certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

Results of Operations for the three and nine months ended September 30, 2022

Three months ended September 30, 2022 compared with three months ended September 30, 2021

Revenue

We recorded approximately $0.9 million in revenue for the three months ended September 30, 2022 compared to $0.5 million for the three months ended September 30, 2021. The increase in product revenue was primarily due to the transition to direct sales in Europe beginning in March 2022 which increased the average price per unit sold.

Cost of Goods Sold

For the three months ended September 30, 2022, cost of goods was relatively flat at $0.2 million for the three months ended September 30, 2022 and 2021 as cost per unit sold were similar.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials, conducting clinical trials and preparation costs for submission of HEPZATO to the FDA. For the three months ended September 30, 2022, research and development expenses increased to $4.0 million from $3.0 million in the prior year period. The increase of $1.0 million is primarily due to higher expenses in preparation of the NDA submission.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended September 30, 2022 and 2021, selling, general and administrative expenses were $4.5 million and $4.0 million, respectively. The increase is primarily due the settlement of the medac litigation offset by lower share-based compensation expense.

Other Income/Expense

Other income (expense) is primarily related to income or expense associated with financial instruments. For the three months ended September 30, 2022 and 2021, other expenses were $0.7 million and $0.4 million, respectively. The increase in other expenses is primarily due to the interest expense and amortization expense for the original issue discount on the debt financing transaction discussed below between the Company and its lender, Avenue Venture Opportunities Fund, L.P.

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

Revenue

We recorded approximately $2.1 million in revenue for the nine months ended September 30, 2022 compared to $1.4 million for the nine months ended September 30, 2021. The increase in product revenue was primarily due to the transition to direct sales in Europe beginning in March 2022 which increased the average price per unit sold.

Cost of Goods Sold

For the nine months ended September 30, 2022, cost of goods slightly decreased from $0.5 million for the nine months ended September 30, 2021 to $0.4 million for the nine months ended September 30, 2022 primarily due to the revaluation of inventory items during 2022.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials, conducting clinical trials and preparation costs for submission of HEPZATO to the FDA. For the nine months ended September 30, 2022, research and development expenses increased to $13.6 million from $10.2 million in the prior year period. The increase of $3.4 million is primarily due to higher expenses in preparation for the pre-NDA meeting in April 2022 and preparation for the NDA submission this year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the nine months ended September 30, 2022 and 2021, selling, general and administrative expenses were $12.3 million and $10.6 million, respectively. The increase is primarily higher costs in the preparation for commercialization of HEPZATO in the United States next year, and the settlement of medac litigation.

Other Income/Expense

Other income (expense) is primarily related to income or expense associated with financial instruments. For the nine months ended September 30, 2022, other income/expense was a net expense of $2.0 million compared to $0.4 million for the nine months ended September 30, 2021. The increase in other expenses is primarily due to 2022 including a full year of interest expense and amortization expense for the original issue discount on the debt financing transaction between the Company and its lender, Avenue Venture Opportunities Fund, L.P.

Liquidity and Capital Resources

At September 30, 2022, we had cash, cash equivalents and restricted cash totaling $14.0 million. During the nine months ended September 30, 2022, the Company used $17.6 million of cash in our operating activities.

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

On October 26, 2022, the Company received a letter from the Nasdaq indicating that, for the last thirty consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until April 24, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with

Rule 5550(b)(2) if at any time before April 24, 2023, the Company maintains its MVLS at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days). The Nasdaq deficiency letter has no immediate effect on the listing or trading of the Company’s common stock. If compliance is not achieved by April 24, 2023, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum MVLS requirement. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirements for minimum closing bid price of its common stock and all other initial listing standards (with the exception of the minimum MVLS requirement). If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

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

Our capital commitments over the next twelve months include $8.6 million to satisfy September 30, 2022 accounts payable, accrued expenses and lease liabilities and $7.1 million of loan principal payments. Our capital commitments past the next twelve months include (a) $0.1 million of lease liabilities; (b) $5.5 million of loan principal payments; (c) $1.2 million of estimated settlement of litigation and (d) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.

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

On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at September 30, 2022 was 13.2% and increased to 13.95% for October 2022. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. Additional information regarding the Avenue Loan can be found in Note 8 to the Company’s unaudited interim consolidated financial statements contained in this Quarterly Report on Form 10-Q.

On July 20, 2022, the Company closed a private placement for the issuance and sale of 690,954 shares of common stock (the “Common Stock”) and 566,751 pre-funded warrants to purchase common stock (the “Pre-Funded Warrants”) to certain investors. Each share of common stock was sold at a price per share of $3.98 and the Pre-Funded Warrants were sold at a price of $3.97 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $5.0 million before deducting offering expenses. The Company intends to use the net proceeds from the private placement for working capital purposes and other general corporate purposes.

Critical Accounting Estimates

During the nine months ended September 30, 2022, there were no material changes to critical accounting estimates as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 and may also be found on the Company’s website (www.delcath.com).

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in Note 3 to the Company’s Annual Report for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our principal executive and principal accounting officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our principal executive and principal accounting officer concluded that our disclosure controls and procedures as of September 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q), have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

medac Matter

In April 2021, the Company issued an invoice for €1.0 million (which currently converts to approximately $1.0 million) to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), the Company’s EU product distribution partner, for a milestone payment due under the License, Supply and Marketing Agreement (the “License Agreement”) dated December 10, 2018, between the Company and medac. Pursuant to the License Agreement, a milestone is due upon achieving positive efficacy in the FOCUS Trial as defined by the FOCUS Trial protocol. Per the trial protocol and associated Statistical Analysis Plan, positive efficacy is based on whether the Objective Response Rate (ORR) exceeds a pre-specified threshold. A preliminary analysis of the FOCUS Trial data based on 87% of enrolled patients was released on March 31, 2021, and subsequently presented at the American Society of Clinical Oncology (ASCO) Annual Meeting held virtually from the 4th through the 8th of June 2021. Per that analysis, the ORR exceeded the pre-specified threshold. While the final ORR was not known at the time, given the magnitude by which the ORR exceeded the pre-specified endpoint and the small number of patients yet to be assessed, the final ORR will be greater than the pre-specified endpoint regardless of the responder status of the remaining patients. medac disagreed that the milestone was due and claimed that a full clinical study report was required in addition to the existing ORR analysis. medac has not disputed the accuracy of the ORR analysis or underlying data, but simply asserted that a full clinical study report is required prior to payment. While the Company disagrees with this interpretation, since medac had stated they did not intend to pay the invoice at this time, under revenue recognition criteria set out in ASC 606, the Company did not recognize the revenue.

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

On December 30, 2021, the Company received a letter from medac stating that, due to the Company’s failure to withdraw the termination notice, medac was terminating the License Agreement with immediate effect. In the letter, medac reserved its rights in full, including a purported claim for damages for wrongful termination. In a separate letter, medac agreed to orderly transition through February 28, 2022 in order to minimize the impact of any termination on patients and physicians. The Company agreed to purchase inventory held at medac in March 2022 for approximately $0.2 million.

On October 25, 2022, the parties reached a tentative agreement regarding the terms for a final settlement of the matter subject to the execution of a definitive settlement agreement on or before December 31, 2022. Under the agreed on settlement terms, Delcath will pay medac a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached. The settlement terms also contain a minimum annual payment in the event the annual royalty payment does not reach the agreed on minimum payment amount. There is no assurance that the parties will enter into a definitive agreement for the settlement of the matter on or prior to December 31, 2022. As of September 30, 2022, the Company has estimated the settlement to be $1.2 million and recorded it as other liabilities, non-current on the condensed consolidated balance sheet and a charge in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Aside from the risk factors below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

On October 26, 2022, the Company received a letter from the Nasdaq indicating that, for the last thirty consecutive business days, the Market Value of Listed Securities, as defined by Nasdaq (“MVLS”) had been below the $35 million minimum requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided an initial period of 180 calendar days, or until April 24, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(b)(2) if at any time before April 24, 2023, the Company maintains its MVLS at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days). The Nasdaq deficiency letter has no immediate effect on the listing or trading of the Company’s common stock. If compliance is not achieved by April 24, 2023, the Company may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum MVLS requirement. To qualify for the additional 180-day period, the Company will be required to meet the continued listing requirements for minimum closing bid price of its common stock and all other initial listing standards (with the exception of the minimum MVLS requirement). If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company that its common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, which may include applying for an extension of the compliance period or appealing to a Nasdaq Hearings Panel.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, while the Company is exercising diligent efforts to maintain the listing of our common stock on the Nasdaq Capital Market, there is no assurance that any actions that we take to restore our compliance with the minimum MVLS requirement would prevent future non-compliance with the minimum MVLS requirement or other Nasdaq listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2022, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to the investors in a private placement (i) 690,954 shares of the Company’s common stock at a purchase price of $3.98 per share and (ii) 566,751 pre-funded warrants to purchase common stock at a purchase price of $3.97 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.01 per share of common stock and are immediately exercisable. Upon the closing of the private placement on July 20, 2022, the Company received gross proceeds of approximately $5.0 million, before the deduction of offering expenses. The Company intends to use the net proceeds of the private placement for working capital and other general corporate purposes. Based in part upon the representations of the investors in the securities purchase agreement, the offering and sale of the securities was made in reliance on the exemption afforded by Regulation D under the Securities Act of 1933, as amended, and corresponding provisions of state securities or “blue sky” laws.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed September 25, 2019).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.3	Certificate of Correction to Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 22, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective December 24, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

10.1	Form of Securities Purchase Agreement, dated July 18, 2022 by and among the Company and private parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

10.2	Form of Registration Rights Agreement, dated July 18, 2022, by and among the Company and private parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2022).

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
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

DELCATH SYSTEMS, INC.

November 8, 2022	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

November 8, 2022	/s/ Anthony Dias
Anthony Dias
Principal Accounting Officer