Form 10-K
period 2022-12-31
DELCATH SYSTEMS, INC.
filed 2023-03-27
CIK 872912

UNITED STATES
SECURITIES AND EXCHA
N
GE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY
The aggregate market value of the common stock held by
non-affiliates
of the registrant, based on the closing sale price on the Nasdaq Capital Market of $3.99 per share, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was
$31,947,845.
At March
24
, 2023, the registrant had outstanding 10,061,988 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form
10-K
to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the period ended December 31, 2022 contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2022 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 in Item 1A under “Risk Factors” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

•	actions by the FDA relating to the Company’s New Drug Application resubmission;

•	the ability of the Company to respond to FDA queries related to the New Drug Application resubmission;

•	the Company’s successful inspections by the FDA or foreign regulatory agencies;

•	the commencement of future clinical trials and the results and timing of those clinical trials;

•	our ability to successfully commercialize CHEMOSAT and HEPZATO, generate revenue and successfully obtain reimbursement for the procedure and system;

•	the progress and results of our research and development programs;

•	submission and timing of applications for regulatory approval and approval thereof;

•	our ability to successfully source certain components of CHEMOSAT and HEPZATO and enter into supplier contracts;

•	our ability to successfully manufacture CHEMOSAT and HEPZATO;

•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and

•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

This Annual Report on Form 10-K and the information incorporated herein by reference may include trademarks, service marks and trade names owned or licensed by us, including CHEMOFUSE, CHEMOSAT, CHEMOSATURATION, DELCATH, HEPZATO, HEPZATO KIT, PHP and THE DELCATH PHP SYSTEM. Solely for convenience and readability, trademarks, service marks and trade names, including logos, artwork and other visual displays, may appear in a non-traditional trademark usage manner, including without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. All trademarks, service marks and trade names included or incorporated by reference into this Annual Report on Form 10-K are the property of the Company or the Company’s licensor, as applicable.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

•

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We will be unable to continue to operate for the foreseeable future without additional capital.

•

We will need additional capital to maintain our operations. If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT and HEPZATO, complete our clinical trials or conduct future product development and clinical trials.

•

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. On February 12, 2013, we received a complete response letter from the FDA declining to approve our New Drug Application, or NDA, in its then current form. We resubmitted a New Drug Application with the FDA on February 14, 2023; however, there is no guarantee that the FDA will accept our resubmitted NDA, or ultimately approve it.

•	The Company does not expect to generate significant revenue for the foreseeable future.

•	Continuing losses may exhaust our capital resources.

•

If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT and HEPZATO, or conduct future product development and clinical trials.

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

•

The development and approval process in the United States is time consuming, requires substantial resources and may never lead to the approval of HEPZATO by the FDA for use in the United States. The FDA may reject our New Drug Application resubmission or refuse to approve the New Drug Application for HEPZATO.

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

•

Compliance with laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly for us, particularly in light of increased focus on privacy issues in countries around the world, including the U.S. and in the EU.

•

Changes in health care law and governmental policies and initiatives with respect to health care, including government restrictions on pricing and reimbursement and other health care payor cost-containment initiatives, may have a material adverse effect on us.

•	Changes in general market, economic, and political conditions, as well as uncertainty resulting from the COVID-19 pandemic, geopolitical tensions, and other macroeconomic conditions.

•	Consolidation in the healthcare industry could lead to demands for price concessions.

•	We may not be able to enter into or maintain acceptable arrangements for the supply of components and/or raw materials needed for the manufacture of HEPZATO and/or CHEMOSAT.

•

If we cannot maintain or enter into acceptable arrangements for the production of melphalan and other chemotherapeutic agents we will be unable to successfully commercialize HEPZATO in the United States or complete any future clinical trials.

•	If we cannot successfully manufacture CHEMOSAT and HEPZATO, our ability to develop and commercialize the system would be impaired.

•

Even if we receive FDA or other foreign regulatory approvals, we may be unsuccessful in commercializing our product in markets outside the EU, because of inadequate infrastructure or an ineffective commercialization strategy.

•	Any plan by the Company to use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and HEPZATO may not be successful.

Item 1.	Business.

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

Company Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO® KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as the HEPZATO but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver. Approximately consisting primarily of metastatic ocular melanoma, or mOM. Approximately 80% of the estimated 800 patients annually with mOM will be eligible for would be candidates for HEPZATO.

In the United States, HEPZATO is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration, or the FDA. Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted Delcath six orphan drug designations (five for melphalan the treatment of patients with ocular (uveal) melanoma cutaneous melanoma, intrahepatic cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the treatment of patients with hepatocellular carcinoma). HEPZATO has not been approved for sale in the United States.

Our clinical development program for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma, or mOM, a type of primary liver cancer. Our most advanced development program is the treatment of mOM. We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications that will maximize the value of the HEPZATO platform. In addition to HEPZATO’s use to treat mOM, we believe that HEPZATO has the potential to treat other liver dominant cancers, such as Metastatic Colorectal Cancer and Cholangiocarcinoma, and plan to begin the study of HEPZATO to treat such conditions in the near future. We believe that the disease states we are investigating and intend to investigate are unmet medical needs that represent significant market opportunities.

In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified endpoint.

On February 14, 2023, the Company completed a NDA resubmission to the FDA for the HEPZATO Kit (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval of the HEPZATO Kit in the treatment of patients with unresectable hepatic-dominant mOM. The resubmission is in response to a September 12, 2013 Complete Response Letter, or CRL, from the FDA for the Company’s NDA in December 2010 seeking approval of its first generation melphalan hydrochloride for injection/hepatic delivery system. The NDA resubmission contains comprehensive data and information on Generation Two HEPZATO Kit relating to the matters identified in the CRL. On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a Prescription Drug User Fee Act target action date of August 14, 2023. We continue to have early access programs in the United States to make HEPZATO available to mOM patients. We are focused on continuing to treat these patients with mOM as regulatory approval is sought in the United States.

On February 28, 2022, CHEMOSAT received Medical Device Regulation (MDR) certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, we have assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

Cancers in the Liver—A Significant Unmet Need

According to the American Cancer Society’s, or ACS, Cancer Facts & Figures 2023 report, cancer is the second leading cause of death in the United States, with an estimated 609,820 deaths and over 1.9 million new cases expected to be diagnosed in 2023. Cancer is one of the leading causes of death worldwide, accounting for approximately 10 million deaths and 19.3 million new cases in 2020 according to GLOBOCAN, the database of the International Association of Cancer Registries. The financial burden of cancer is enormous for patients, their families and society. The Agency for Healthcare Quality and Research estimates that the direct medical costs (total of all healthcare expenditures) for cancer in the United States in 2018 was $112.5 billion. The liver is often the life-limiting organ for cancer patients and cancer that spreads to the liver is one of the leading causes of cancer death. Cancer that begins in one area of the body often metastasizes to the liver. Patient prognosis is generally poor once cancer has spread to the liver. Consequently, cancers of the liver remain a major unmet medical need globally.

Liver Cancers—Incidence and Mortality

Cancers of the liver consist of primary liver cancer and metastatic liver cancer. Primary liver cancers (hepatocellular carcinoma, or HCC, and Intrahepatic Cholangiocarcinoma or ICC) originates in the liver or biliary tissue and is particularly prevalent in populations where the primary risk factors for the disease, such as hepatitis-B, hepatitis-C, high levels of alcohol consumption, aflatoxin, cigarette smoking and exposure to industrial pollutants, are present. Metastatic liver cancer, also called liver metastasis, or secondary liver cancer, results from the spread or “metastases” of a primary cancer into the liver. These metastases often continue to grow even after the primary cancer in another part of the body has been removed. Given the vital biological functions of the liver, including processing nutrients from food and filtering toxins from the blood, it is not uncommon for metastases to settle in the liver. In many cases patients die not as a result of their primary cancer, but from the tumors that metastasize to their liver. In the United States, metastatic liver disease is more prevalent than primary liver cancer. In Europe and the United States, there are over 200,000 primary and metastatic liver tumors per year. It is estimated the total addressable market in the United States for mOM, ICC, HCC breast cancer, neuroendocrine, pancreatic, and colorectal, is over $1.0 billion.

The liver is a difficult organ to treat for certain cancers. Current liver treatment options include surgery, systemic drugs, and minimally invasive or liver directed options. Surgery options include surgical resections, liver transplants, and isolated hepatic perfusion, or IHP. We believe that IHP results in mOM provided rational for PHP in mOM, as well as other tumor types, including colorectal cancer. Systemic options include systemic chemotherapy, immunotherapy agents including KIMMTRAK. Minimally invasive options include external beam radiation therapy and liver directed procedures. Procedures in the liver, liver directed (interventional oncology) are performed by an interventional radiologist. These procedures include trans-arterial chemoembolization (TACE, DEBTACE) and Radioembolization (SIRT, TARE, or Y90). TACE is performing approximately 50,000 to 60,000 treatments per year and Y90 is performing 10,000 to 15,000 treatment per year. We believe that CHEMOSAT and HEPZATO, if approved in the United States, represent an important advancement in regional therapy for liver directed treatment of primary liver cancer and certain other cancers metastatic to the liver and are uniquely positioned to treat the entire liver either as a standalone therapy or as a complement to other therapies. Patients at our early access programs have included first line of stand alone treatment, first line treatment for those intending to receive KIMMTRAK as second line treatment, and as a third line palliative treatment.

Ocular Melanoma

Ocular melanoma frequently metastasizes to the liver. Based on third party research that we commissioned approximately 5,000-6,200 cases of ocular melanoma are diagnosed in the United States and Europe annually, and approximately 50% of these patients will develop metastatic disease. Of metastatic cases of ocular melanoma, approximately 90% of patients develop liver involvement. According to Lane et al., JAMA Ophthalmol. 2018 Sep 1;136(9):981-98, once ocular melanoma has spread to the liver, median overall survival for these patients is up to 12 months. There is no one standard of care for patients with ocular melanoma liver metastases. Based on our research, an estimated 800 patients with ocular melanoma liver metastases in the United States, and 1,200 patients in Europe may be eligible for treatment with HEPZATO annually. Currently 55% of the patients have no approved treatment option and most of those patients are treated with multiple lines of therapy. We estimate the annual addressable market for this indication in the United States and Europe is approximately $500 million per year.

Intrahepatic Cholangiocarcinoma

Primary liver cancers include HCC and ICC. According to GLOBOCAN 2020, an estimated 68,500 new cases of primary liver cancer are diagnosed in the United States and Europe annually. According to the ACS, approximately 41,260 new cases of these cancers are expected to be diagnosed in the United States, leading to approximately 30,520 deaths.

ICC is the second most common form of primary liver cancer and according to Wang et al., 2013 J Clin Oncol 31:1188-1195 accounts for 5-30% of primary liver cancers diagnosed in the United States and Europe annually. We believe that 80% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain focal interventions. According to third party research that we commissioned, we estimate that approximately 11,000 ICC patients in the United States, the United Kingdom and the EU annually could be candidates for treatment with HEPZATO and CHEMOSAT.

Colorectal Cancer

Colorectal cancer or CRC is one of the most prevalent cancers in the United States and Europe and has a high metastatic rate to the liver. GLOBOCAN 2020 estimates 288,230 colorectal cancer diagnosis per year in the United States and Europe. According to the American Cancer Society, in the United States approximately 151,030 diagnoses leading to 52,580 deaths.

Recent advances in the treatment of primary colorectal cancer have shown encouraging increases in 5-year survival; however, the presence of metastasis is an indicator for increased mortality probability. Approximately 25% of patients will present with liver metastasis at the time of initial primary disease diagnosis. Clark et al., J Gastrointest Oncol. 2014;5(5):374-387. We estimate approximately 98,000 CRC patients in the United States, the United Kingdom and the EU annually could be candidates for treatment with HEPZATO and CHEMOSAT.

Breast Cancer

Breast cancer or BC is the most diagnosed cancer in women in the United States and worldwide. The American Cancer Society estimates that 287,850 women will be diagnosed with BC in the United States annually. BC is the second leading cancer-related cause of death for women (behind lung cancer) in the United States. GLOBOCAN 2020 estimates are that there are, annually, 726,259 women diagnosed with breast cancer in the United States, Western Europe and the United Kingdom. Recent advances in primary breast cancer treatments have given patients a high 5-year survival rate. The prognosis for patients with breast cancer liver metastasis, however, remains poor.

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

Neuroendocrine Cancer

Neuroendocrine Tumors or NETs or neuroendocrine neoplasia are a rare group of cancers that originate in neuroendocrine cells. NETs can originate anywhere in the body, the most common sites include the digestive tract, rectum, lungs, pancreas, or appendix. The American Society of Clinical Oncology estimates that there are 12,000 new diagnosis of neuroendocrine tumors each year in the United States, and a total of 21,500 in the United States and Europe.

According to Pape et al. 2008. Endocrine-Related Cancer. 15(4), 1083-1097 NETs have a metastasis rate of between 60-80% and the majority of these accrue in the liver (85%). We estimate that approximately 12,000 NETs patients in the United States, the United Kingdom and the European Union each year could be candidates for treatment with HEPZATO and CHEMOSAT.

Pancreatic Cancer

Pancreatic adenocarcinoma comes with a poor prognosis for those diagnosed with the disease. The American Cancer Society estimates that pancreatic cancer will affect 62,210 patients annually, with 49,830 annual deaths in the United States. Along with GLOBOCAN estimates for Western Europe, pancreatic cancer effects a total of 132,442 patients annually with 105,638 annual deaths.

Upon diagnosis, nearly 75% of patients will have liver metastasis and 58% of those patients will have liver only metastasis. Metastatic pancreatic cancer proves to be a fast-progressing cancer that, once metastasized, leaves the patient with limited treatment options. Oweira, et al. World J Gastroenterol. 2017;23(10):1872-1880. We estimate there are approximately 57,600 United States and Western Europe new pancreatic cancer patients each year with hepatic only involvement. Given the rapid progression of the disease it is unknown at this time the estimated number of candidates for treatment with HEPZATO and CHEMOSAT.

About CHEMOSAT and HEPZATO

Our product candidate, the HEPZATO Kit, is a drug/device combination product designed to administer concentrated regional chemotherapy to the liver while controlling systemic exposure and associated side effects. This “whole organ” therapy is performed by isolating the circulatory system of the liver, infusing the liver with a chemotherapeutic agent, and then filtering the blood prior to returning it to the patient’s circulatory system. During the procedure, known as percutaneous hepatic perfusion, PHP®, or PHP therapy, three catheters are placed percutaneously through standard interventional radiology techniques. The catheters temporarily isolate the liver from the body’s circulatory system, allow administration of the chemotherapeutic agent melphalan hydrochloride directly to the liver, and collect blood exiting the liver for filtration by our proprietary filters. The filters adsorb chemotherapeutic agent from the blood, before the filtered blood is returned to the patient’s circulatory system thereby reducing systemic exposure to the drug and related toxic side effects.

PHP therapy is performed in an interventional radiology suite in approximately two to three hours. Patients remain in an intensive care or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT and HEPZATO is repeatable, and a new disposable system is used for each treatment. Patients treated in clinical settings are permitted up to six treatments. In commercial treatment settings, patients have received up to eight treatments. If approved, we expect that the HEPZATO Kit will be appropriate for the approved indication, regardless of HLA-A *02:01 status. In the United States, melphalan hydrochloride for injection will be included as part of the system, if approved. In Europe, the system is sold separately and used in conjunction with melphalan hydrochloride commercially available from a third party. In our clinical trials, melphalan hydrochloride for injection is provided to both European and United States clinical trial sites.

Early development of HEPZATO System—FDA Complete Response Letter

Based on clinical trials conducted using an earlier version of our HEPZATO system, in August 2012, we submitted an NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDCA, seeking FDA approval for use of our HEPZATO system for the percutaneous intra-arterial administration of melphalan hydrochloride for use in the treatment of patients with metastatic melanoma in the liver and, subsequently, amended the NDA to include ocular melanoma metastatic to the liver.

In the Spring of 2013, an Oncologic Drug Advisory Committee, or ODAC panel, convened by the FDA voted 16 to 0, with no abstentions, that the benefits of treatment with the early version of HEPZATO did not outweigh the risks associated with the procedure. A significant portion of the FDA’s presentation to the ODAC panel was focused on the FDA’s assessment of treatment-related risks, including the analysis of treatment-related deaths that occurred during clinical trials. The FDA also expressed concerns about hypotension, or low blood pressure, during the procedure, length of hospital stay, as well as risks of stroke, heart attack, renal failure, and bone marrow suppression.

In September 2013, the FDA issued a CRL, relating to our NDA. The FDA issues a CRL after the review of an NDA has been completed and questions remain that preclude approval of the NDA in its current form. The deficiencies identified in the CRL included, among other items, the requirement that we conduct an adequate and well-controlled study demonstrating substantial evidence that the effectiveness of the use of this early version HEPZATO system the Company intended to market outweighed its risks. The CRL also required that we address certain clinical, clinical pharmacology, human factors and product quality elements.

In January 2016, we entered into a Special Protocol Assessment agreement, or SPA, with the FDA on the design of a new Phase 3 clinical trial of HEPZATO to treat patients with hepatic dominant ocular melanoma. This SPA represented an agreement with the FDA that a specific Phase 3 trial would adequately address objectives that, if met, would support the submission for regulatory approval of HEPZATO. The SPA’s primary endpoint was overall survival, and secondary endpoints included progression-free survival, overall response rate and quality-of-life measures. However, the Company faced significant difficulties, including the fact that the BAC arm was known to have limited efficacy, enrolling patients into the study under the SPA. Therefore, in the summer of 2018, we amended the protocol for the trial to a non-randomized, single-arm study with a different primary endpoint (objective response rate), which terminated the SPA.

Clinical Development Program

The focus of our clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in various disease states to demonstrate efficacy and validate the safety profile of the current version of the product and treatment procedure. We believe that the improvements we have made to CHEMOSAT, HEPZATO and the PHP therapy have addressed the adverse event profile and procedure-related risks that led to the issuance of the CRL. Our clinical development program is also designed to support clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support regulatory filings and reimbursement in various jurisdictions, including the United States.

The FOCUS Trial

The FOCUS Trial evaluated the safety and efficacy of treatment with the HEPZATO Kit for patients with mOM. The primary endpoint of ORR was assessed by an Independent Review Committee per RECIST v1.1. Per protocol, patients were treated every 6 to 8 weeks for a maximum of 6 cycles. Tumor responses were assessed every 12 weeks (+/- 2 weeks) until disease progression.

Delcath powered the single arm trial to demonstrate a clinically meaningful ORR versus checkpoint inhibitors, one of the few mOM treatment categories with a significant amount of peer reviewed publications. Based on this analysis the 95% Confidence Interval for ORR for checkpoint inhibitors was calculated to be 3.6% - 8.3%. The lower bound at the 95% confidence for ORR for HEPZATO Kit needed to exceed 8.3% to demonstrate a clinically meaningful ORR. While this comparator is not an historical control, the FDA did not object to using the meta-analysis of checkpoint inhibitors to provide support for a clinically meaningful ORR.

The FOCUS Trial’s intent-to-treat or ITT population was comprised of a total of 102 mOM subjects and the treated population, which the FDA defined as the primary analysis population, was comprised of 91 patients. Of the 91 patients in the treated population, 51 (56.0%) had no prior therapy for liver metastases and 40 (44.0%) had at least one line of prior therapy. An independent Review Committee assessed response status per RECISTv1.1. Treatment with HEPZATO Kit in the treated population resulted in an ORR of 36.3% [95% CI: 26.44, 47.01] including 7.7% of patients with a complete response or CR. The median duration of response was 14.00 months [95% CI: 8.31, 17.74] and the disease control rate or DCR was 73.6% [95% CI: 63.35, 82.31]. The NDA resubmission included updated estimated median overall survival or OS of 20.53 months [95% CI: 16.79, 25.26] and updated estimated OS at 1 year of 0.80 [95% CI: 0.70, 0.87]. Data was cut as of December 2, 2022 and Delcath will continue to follow patients until May 2023 (24 months after the last patient’s last treatment). Since the trial started as a randomized trial, supportive analyses comparing against BAC were also conducted.

In the FOCUS Trial safety population (95 patients), 39 patients (41.1%) experienced a treatment-related serious adverse event. The most commonly reported treatment-related serious adverse events were thrombocytopenia, neutropenia and febrile neutropenia which were well-manageable. Five percent of patients experienced treatment-related serious cardiac adverse events; in all cases the events resolved with no ongoing complications. 17 (17.9%) patients withdrew due to an adverse event or a serious adverse event, while 12 (12.6%) received a reduced dose due to an adverse event or serious adverse event. There were no treatment-related deaths in the trial. This is consistent with CHEMOSAT, the HDS device component of the HEPZATO Kit, approved in Europe under a CE mark to deliver melphalan to the liver. The safety data submitted in the NDA is consistent with the CHEMOSAT safety data documented in numerous European single-center and multi-center publications.

CHOPIN Trial

The Leiden University Medical Center completed a Phase 1b trial (CHOPIN trial) on the use of the Delcath CHEMOSAT® Hepatic Delivery System with Melphalan (CHEMOSAT) in combination with the immune checkpoint inhibitors (ICI) ipilimumab and nivolumab to treat patients with metastatic uveal melanoma with liver metastases.

The goal of the CHOPIN trial is to study the safety and potential synergistic effects of systemic ICI therapy ipilimumab plus nivolumab (IPI+NIVO) when combined with Delcath’s proprietary liver-targeted percutaneous hepatic perfusion treatment in metastatic uveal melanoma patients. The just released publication presented updated safety and efficacy results from the Phase 1b portion of the trial which were previously presented in June 2022 at the American Society of Clinical Oncology Annual Meeting. The Phase 1b portion of the trial enrolled seven patients each of which were treated with two courses of PHP (melphalan 3mg/kg, max 220 mg per cycle) combined with four courses IPI+NIVO escalating the dosing from 1mg/kg each IPI+NIVO (cohort 1) to IPI 1mg/kg + NIVO 3mg/kg (cohort 2). As previously reported, the Best Overall Response included 1 complete response, 5 partial responses and 1 stable disease accounting for an Objective Response Rate of 85.7% and a Disease Control Rate of 100%. At the cut-off date of November 15, 2022, the median follow-up was 29.1 months (range 8.9 – 30.2), the median PFS was 29.1 months (95% CI 11.9 – 46.3) and the median duration of response was 27.1 months (range 7.4 – 28.5). All patients are still alive and three of four patients who subsequently experienced PD continued with treatment in the form of repeated melphalan PHP (M-PHP) cycles.

The ongoing randomized phase 2 part of the CHOPIN trial comparing M-PHP alone with M-PHP plus IPI/NIVO, which will include another 76 patients (38 per arm), is approximately 50% enrolled and will provide more insight to the efficacy.

The determination of a safe and effective dose was a primary goal of the Phase 1b portion of the CHOPIN trial. Grade 1/2 adverse events were seen in all patients and 71.4% experienced grade 3/4 toxicities. In this phase 1b dose-escalation study combining M-PHP with IPI/NIVO the safe treatment dose was established at IPI 1mg/kg and NIVO 3mg/kg. The authors did observe low-grade immune-related toxicities and PHP-related hematological toxicities in the treated groups. Hematological toxicity is a common adverse event after M-PHP, affecting approximately three-quarters of patients. All 7 patients in the study experienced grade 1/2 anemia. To prevent severe leukopenia/neutropenia, G-CSF was administered within 48 hours after M-PHP in their treatment center. The phase 2 part of the CHOPIN study will provide more information on both hepatic and systemic toxicity associated with the combination therapy.

Market Access and Commercial Clinical Adoption

Europe

Since launching CHEMOSAT in Europe, there has been over 1,343 commercial treatments and CHEMOSAT is currently available in over 23 European cancer centers. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily ocular melanoma liver metastases, and other tumor types, including cutaneous melanoma, hepatocellular carcinoma, cholangiocarcinoma, and liver metastases from colorectal cancer, breast, pancreatic and neuroendocrine.

For the period of December 2018 through February 2022, medac GmbH was the Company’s exclusive distributor for CHEMOSAT in Europe and had the exclusive right to market and sell CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland, and the United Kingdom. As of March 1, 2022, we have assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe. UK upgraded the status from “Research” to “Special Status”.

European Reimbursement

A critical driver of utilization growth for CHEMOSAT in Europe is the expansion of reimbursement mechanisms for the procedure in our priority markets. In most European countries, the government provides healthcare and controls reimbursement levels. Since the European Union has no jurisdiction over patient reimbursement or pricing matters in its member states, the methodologies for determining reimbursement rates and the actual rates may vary by country. Reimbursement is administered on a regional and national basis. A medical device is typically reimbursed under a Diagnosis Related Groups, or DRG, as part of a procedure. Prior to obtaining permanent DRG reimbursement codes, in certain jurisdictions, we are actively seeking interim reimbursement from existing mechanisms that include specific interim reimbursement schemes, new technology payment programs as well as existing DRG codes. Currently we have an interim level of reimbursement in Germany. The CE Mark has been affixed to the CHEMOSAT in 23 centers in 4 countries.

On February 28, 2022, CHEMOSAT received Medical Device Regulation certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement.

The release of the clinical study report from the FOCUS Trial will create the opportunity to apply for National Level reimbursement in each European country in regard to metastatic ocular melanoma (mOM). These applications must be made by us on a country-by-country basis, with priority placed on markets where CHEMOSAT is currently used. Currently, CHEMOSAT is approved for reimbursement in Germany. The results from the Focus Trial may also support existing reimbursement mechanisms, such as existing in Germany, allowing more hospital centers to secure funding to utilize CHEMOSAT. This increased level of evidence will ultimately support securing full funding for the treatment under DRG codes.

Reimbursement applications in priority European markets are handled directly by the Company.

Government Regulation

Our products are subject to extensive and rigorous government regulation by foreign regulatory agencies and the FDA. Foreign regulatory agencies, the FDA and comparable regulatory agencies in state and local jurisdictions impose extensive requirements upon the clinical development, pre-market clearance and approval, manufacturing, labeling, marketing, advertising and promotion, pricing, storage, and distribution of pharmaceutical and medical device products. Failure to comply with applicable foreign regulatory agency or FDA requirements may result in warning letters, fines, civil or criminal penalties, suspensions, delays in clinical development, recall or seizure of products, partial or total suspension of production or withdrawal of a product from the market.

United States Regulatory Environment

In the United States, the FDA regulates drug and device products under the FDCA, and its implementing regulations. HEPZATO is subject to regulation as a combination product, which means it is composed of both a drug product and a device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center within the FDA that will have primary jurisdiction over its pre-market review and regulation based on a determination of its primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of HEPZATO, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research has primary jurisdiction over its pre-market development and review.

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

The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the United States’ IND are required in the European Union and other jurisdictions in which we may conduct clinical trials.

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

New Drug Applications

The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. An NDA must contain extensive chemistry, manufacturing, and control information and be accompanied by a significant user fee, which may be waived in certain circumstances. Once the submission has been accepted for filing, the FDA should review NDAs within ten months of submission or, if the NDA relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation, and recommendation as to whether the NDA should be approved. For new oncology products, the FDA will often solicit an opinion from an Oncology Drug Advisory

Committee, or ODAC, which is a panel of expert authorities knowledgeable in the fields of general oncology, pediatric oncology, hematologic oncology, immunologic oncology, biostatistics, and other related professions. The ODAC panel reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the Commissioner of the FDA. However, the FDA is not bound by the recommendation of an advisory committee and may deny approval of an NDA by issuing a CRL, if the applicable regulatory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant or its collaborators interpret data. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, that limits the labeling, distribution, or promotion of a drug product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety and efficacy of approved products which have been commercialized. The FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.

There are three primary regulatory pathways for a NDA under Section 505 of the FDCA: Section 505 (b)(1), Section 505 (b)(2) and Section 505(j). A Section 505 (b)(1) NDA is used for approval of a new drug (for clinical use) whose active ingredients have not been previously approved. A Section 505 (b)(2) application is used for a new drug that relies on data not developed by the applicant. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. This statutory provision permits the approval of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely, in part, upon the FDA’s findings of safety and effectiveness for previously approved products. A Section 505(j) NDA, also known as an abbreviated NDA, is used for a generic version of a drug that has already been approved.

Orphan Drug Exclusivity

Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the U.S. Orphan Drug Act, the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The orphan designation is granted for a combination of a drug entity and an indication and, therefore, it can be granted for an existing drug with a new (orphan) indication. Applications are made to the FDA’s Office of Orphan Products Development and a decision or request for more information is rendered in 60 days. NDAs for designated orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits for up to 50% of research and development costs, and are granted a seven-year period of exclusivity upon approval. The FDA cannot approve the same drug for the same condition during this period of exclusivity, except in certain circumstances where a new product demonstrates superiority to the original treatment. Exclusivity begins on the date that the marketing application is approved by the FDA for the designated orphan drug, and an orphan designation does not limit the use of that drug in other applications outside the approved designation in either a commercial or investigational setting.

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

If Delcath or its present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may require the recall of our product from distribution or may withdraw any potential approvals of an NDA for that product.

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

Coverage and Reimbursement

Our ability to commercialize any products successfully once approved will depend in part on the availability of coverage and reimbursement from third-party payors, such as government health administration authorities, private health insurers and managed care organizations. Even if we obtain coverage for a given product by a third-party payor, the third-party payor’s reimbursement rates may not be adequate to make the product affordable to patients or profitable to us, or the third-party payors may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided, and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement is critical to new product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Additionally, reimbursement by a third-party payor may depend upon a number of factors including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost-effective; and

•	neither experimental nor investigational.

Obtaining and maintaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. We anticipate obtaining a J-Code for HEPTAZO, once approved. J-Codes are part of the Healthcare Common Procedure Coding System, or HCPCS, code as maintained by CMS. However, there is no guarantee that these billing codes, once granted, or the payment amounts, if any, associated with such codes will not change in the future. Private third-party payors often use CMS as a model for their coverage and reimbursement decisions, but also have their own methods and approval process apart from CMS’s determinations. Even if favorable coverage and reimbursement status is attained for any of our products or product candidates that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices as a condition of coverage, are using restrictive formularies and preferred drug lists to leverage greater discounts in competitive classes and are challenging the prices charged for medical products. Further, no uniform policy for determining coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Moreover, third-party payors may require patients to obtain prior authorization before certain treatments, such as HEPTAZO, are provided. Therefore, we intend to contract with a third-party hub service to facilitate the pre-authorization process.

U.S. HealthCare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Additionally, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

The federal Physician Payments Sunshine Act its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The majority of states also have statutes or regulations similar to the aforementioned federal fraud and abuse laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, and drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.

These federal and state laws may impact, among other things, our proposed sales, marketing and education programs. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, criminal and civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate its business and our results of operations.

Health Reform

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

For example, in the United States, the Patient Protection and Affordable Care Act of 2010, or ACA, substantially changed the way health care is financed by both governmental and private insurers and has had a significant impact on the pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an additional rebate similar to an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate Program to Medicaid managed care organizations, expanded the 340B program, which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Congressional actions to repeal and replace provisions of the law and litigation and legislation over the ACA is likely to continue with unpredictable and uncertain results.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

European Regulatory Environment

In the European Union, the CHEMOSAT system is subject to regulation as a medical device. The European Union is composed of the 27 Member States of the EU plus Norway, Iceland, and Liechtenstein. Under the EU Medical Device Directive (Directive No 93/42/EEC of 14 June 1993), as last amended, drug delivery products such as the CHEMOSAT system are governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Device Directive apply to the safety and performance-related device features of the product. Because we do not intend to place the CHEMOSAT system on the EU market as a single integral unit with melphalan, the product has been governed solely by the EU Medical Device Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.

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

A manufacturer without a registered place of business in a Member State of the EU that places a medical device on the market under its own name must designate an authorized representative established in the EU who can act before, and be addressed by a Competent Authority on the manufacturer’s behalf with regard to the manufacturer’s obligations under the EU Medical Device Directive and, more recently, the EU Medical Device Regulation. The Company’s wholly-owned subsidiary, Delcath Systems Ltd. located in Galway, Ireland, serves as the authorized representative of the Company.

The European Commission undertook a review of the EU Medical Device Directive legislative framework and promulgated REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC. This new EU Medical Device Regulation became effective on May 25, 2017, marking the start of a 3-year transition period for manufacturers selling medical device in Europe to comply with the new EU Medical Device Regulation, which governs all facets of medical devices. The transition task is highly complex and touches every aspect of product development, manufacturing production, distribution and post marketing evaluation. Due to COVID-related delays experienced by the medical device industry and Notified Bodies alike, on April 17, 2020, the European Parliament adopted the European Commission’s proposal to postpone the implementation of the EU Medical Device Regulation or EU 2017/745 by 12 months or until May 26, 2021. Delcath did not achieve EU Medical Device Regulation certification by that date due to COVID-related delays; however, our CE Mark under the EU Medical Device Directive remained effective and allowed us to fully operate in Europe.

On February 28, 2022, CHEMOSAT received medical device certification under the new EU Medical Device Regulation, which replaced CHEMOSAT’s prior certification under the EU Medical Device Directive. Achieving EU Medical Device Regulation certification entails a detailed evaluation from a designated EU Notified Body, including an audit of quality systems and a review of documentation supporting safety and performance claims for the device. The EU Medical Device Regulation greatly expands upon existing EU Medical Device Directive requirements, including the level of clinical evidence supporting claims, post-marketing surveillance, database traceability, unique device identification or UDI and increased supply chain oversight. Under the EU Medical Device Regulation, CHEMOSAT’s designation has changed from a Class IIb to a Class III medical device.

In the EU, we must also comply with the Medical Device Vigilance System, which is designed to improve the protection of the health and safety of patients, users, and others by reducing the likelihood of recurrence of incidents related to the use of a medical device. Under this system, incidents are defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, user or other persons or to a serious deterioration in their state of health. When a medical device is suspected to be a contributory cause of an incident, its manufacturer or authorized representative in the EU must report it to the Competent Authority of the Member State where the incident occurred. Incidents are generally investigated by the manufacturer. The manufacturer’s investigation is monitored by the Competent Authority, which may intervene, or initiate an independent investigation if considered appropriate. An investigation may conclude in the adoption of a Field Safety Corrective Action, or FSCA. An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include device recall, modification exchange and destruction.

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

Failure to comply with the EU Member State laws implementing the Medical Device Directive and, more recently, the EU Medical Device Regulation, the EU and EU Member State laws on the promotion of medicinal products or with other applicable regulatory requirements can result in enforcement action by the EU Member State authorities. An enforcement action may result in any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

Other International Regulations

We continue to evaluate commercial opportunities in select markets when resources are available and at an appropriate time.

Intellectual Property

Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the health care industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. We hold rights in ten U.S. utility patents, one U.S. design patent, three pending U.S. utility patent applications, six issued foreign counterpart utility patents (including the validations of European Patents with claims directed to our filter and frame apparatus in 19 European countries, a European patent with claims directed to our filter apparatus and media in nine countries, and a European patent with claims to a kit of parts, directed to CHEMOSAT®, in 18 countries), five issued foreign counterpart design patents, and two pending foreign counterpart patent applications. Patents directed to our chemotherapy filtration system “Apparatus for Removing Chemotherapy Compounds from Blood” were issued by the United States Patent and Trademark Office in July 2017, October 2018, August 2019, February 2020, and February 2022. The patent issued in August 2019 has claims to a kit of parts capable of being assembled for delivering a small molecule chemotherapeutic agent to a subject. These claims are directed to HEPZATO™ KIT. The patent that issued in February 2020 has claims directed to our methods of treatment. In February 2019, a patent was issued by the United States Patent and Trademark Office with claims directed to a method of using our filter and frame apparatus and in August 2021 a patent was issued with claims directed to our filter and frame apparatus. A Hong Kong patent directed to our Filter and Frame Apparatus was issued in March 2018. A European patent was granted by the European Patent Office for our chemotherapy filtration apparatus in December 2018 and in July 2019 a European patent was granted by the European Patent Office with claims to a kit of parts, directed to CHEMOSAT®. A European patent directed to a method of using our filter and frame apparatus was granted in April 2019 by the European Patent Office. In August 2019, a European patent was granted by the European Patent Office with claims directed to our filter and frame apparatus and validated in eleven countries to provide additional European patent coverage for our filter and frame apparatus to the European patent directed to the frame apparatus that was granted in April 2017. When appropriate, we actively pursue protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of CHEMOSAT and HEPZATO that will enable us to expand our patent portfolio around advances to our current systems, technology, and methods for our current applications as well as beyond the treatment of cancers in the liver. In March 2022, a European patent was granted by the European Patent Office and validated in eight countries with claims to a kit of parts, directed to CHEMOSAT®.

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

CHEMOSAT competes and, if approved by the FDA, HEPZATO will compete with all forms of liver cancer treatments, including surgery, systemic chemotherapy, focal therapies, and palliative care. In the disease states we are targeting there are also numerous clinical trials sponsored by third parties, which can compete for potential patients in the near term and may ultimately lead to new competitive therapies.

In January 2022, Immunocore Holdings plc announced FDA approval for KIMMTRAK (tebentafusp-tebn) for the treatment of HLA-A *02:01-positive adult patients with unresectable or metastatic uveal melanoma. This is the first drug approved specifically for patients with metastatic uveal melanoma. HLA-A *02:01 patients represent approximately 45% of patients with uveal melanoma. HEPZATO is approved can treat all mOM patients and will be the only drug to treat the remaining 55% of patients. Traditionally, metastatic uveal melanoma patients have been treated with a variety of local and regional techniques. There are numerous companies developing and marketing devices for the performance of focal therapies, including Boston Scientific Corporation, the Covidien Products division of Medtronic plc, Merit Medical Systems, Inc., Varian Medical Systems, Inc., Sirtex Medical Limited, AngioDynamics, Inc., and many others.

Gemcitabine plus cisplatin remains the standard of care for the treatment of ICC in patients who are not candidates for surgery.

Several therapies have been recently approved for unresectable or metastatic cutaneous melanoma, which may encompass liver metastases. Dabrafenib (Tafinlar™, GlaxoSmithKline plc), is indicated as a single agent for the treatment of patients with unresectable or metastatic melanoma with BRAF V600E mutation and in combination with trametinib in unresectable or metastatic melanoma with BRAF V600E or V600K mutations. Furthermore, trametinib (MEKINIST™, GlaxoSmithKline plc) is indicated as single agent (in addition to in combination with dabrafinib) for treatment of patients with unresectable or metastatic melanoma with BRAF V600E or V600K mutations. Previously approved melanoma therapies such as the biologic ipilimumab (Yervoy™, Bristol Myers Squibb Company) and the B-RAF targeted drug vemurafenib (Zelboraf™, Genentech, Inc.) may also be included in the competitive landscape for the treatment of metastatic liver disease.

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

Human Capital Management

Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has over 10 to 30 years of industry experience Additionally, the team has significant experience in capital raises, mergers/acquisitions, business development, and sales and marketing in the pharmaceutical industry. Our board of directors is constituted by individuals with significant experience in the pharmaceutical and biotechnology industries. As of February 1, 2023, including our management team, we had approximately 52 full time employees, of which 43 are located in the United States and 9 are located in Europe. We intend to hire additional employees as and if funds allow. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe our relationship with our employees is good.

As required, we also engage consultants to provide services to the Company, including quality assurance and corporate services.

We are committed to growing our business over the long-term and increasing value to our stockholders. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel and to motivate such individuals to perform to the best of their abilities. As a result of the competitive nature of the industry in which we operate, employees have significant career mobility and competition for experienced employees is great. The existence of this competition, and our need for experienced and talented employees to achieve our business objectives, underlies the design and implementation of our compensation programs. At the same time, the Company seeks to keep its approach to compensation simple and streamlined. We provide our employees base salaries and leave and benefits programs that we believe are competitive and consistent with employee positions. In addition, we grant stock options to permanent employees, both upon initial hiring and thereafter, and pay cash bonuses to permanent employees based on the achievement of corporate and/or personal performance objectives.

We have developed corporate policies and guidelines for professional behavior. The Company’s policies and practices apply to all employees, regardless of title. These guidelines include our Code of Business Conduct and Ethics, policies for corporate disclosure, insider trading and whistle-blowers.

We value diversity of backgrounds and perspectives in our workforce and we do not discriminate based on race, religion, creed, color, national origin, ancestry, physical disability, mental disability, medical condition, genetic information, marital status, sex, gender, gender identity, gender expression, age, military and veteran status, sexual orientation or any other protected characteristic as established by federal, state or local laws.

We are committed to the health and safety of our employees, patients and other partners in the healthcare community. We work to promote an environment of awareness and shared responsibility for safety and regulatory compliance throughout our organization, in order to minimize risks of injury, exposure, or business impact.

During the COVID-19 pandemic, we allowed our employees to work remotely where needed and if practicable to ensure the health and safety of our team members. Many of our employees have transitioned back to working on-site, but we continue to provide our employees with the option to work from home.

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

Item 1A. Risk Factors

An investment in our securities involve a high degree of risk. You should carefully consider the following risks, in conjunction with the financial and other information contained in this Annual Report on Form 10-K. As previously discussed, our actual results could differ materially from our forward-looking statements. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business operations, performance, financial condition and prospects could be materially and adversely affected and the trading price of our common stock could decline, and you may lose all or part of your investment. We cannot assure you that any of the events discussed below will not occur.

Risks Related to Our Business and Financial Condition

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2022. We will be unable to continue to operate for the foreseeable future without additional capital.

Our independent registered public accounting firm issued a report dated March 27, 2023 in connection with the audit of our financial statements as of December 31, 2022, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern including our significant working capital deficiency, significant losses and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2022, included in this Annual Report on Form 10-K, contain a disclosure describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us in the necessary timeframe, in the amounts we require, on terms that acceptable to us, or at all. If we are unable to raise additional capital our business, prospectus, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. For example, we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through March 31, 2023, but not beyond. If we are not able to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law or enter into a receivership, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.

We will need additional capital to maintain our operations. If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we will not be able to further commercialize CHEMOSAT and HEPZATO, complete our clinical trials or conduct future product development and clinical trials.

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

We will require additional substantial financing to complete our clinical trial program or seek other approvals, to conduct future development and clinical trials and to further commercialize our product in the EU and any other markets where we may receive approval for our products. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through the first quarter of 2023, but not beyond. If we are unable to raise additional capital, our ability to complete product development projects or clinical trials will be impaired. We do not know if additional financing will be available on commercially reasonable terms or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions. For example, on March 10, 2023, the Federal Deposit Insurance Corporation (FDIC), took control and was appointed receiver of Silicon Valley Bank (“SVB”). If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

If we are unable to obtain additional financing in the near-term , we will not be able to further commercialize CHEMOSAT and HEPZATO, obtain regulatory approvals or complete our development projects or clinical trials, which would result in a complete loss of an investment in our securities.

Our liquidity and capital requirements will depend on numerous factors, including:

•	clinical studies, including closing our Phase 3 clinical trial in ocular melanoma liver metastases;

•	the timing and costs of our various United States and foreign regulatory filings, obtaining approvals and complying with regulations;

•	the timing and costs associated with developing our manufacturing operations;

•	the timing of product commercialization activities, including marketing and distribution arrangements overseas;

•	market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;

•	executive compensation, including the cost of attracting senior executives;

•	the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and

•	the impact of competing technological and market developments.

Insufficient capital may require us to curtail or stop our commercialization activities, regulatory submissions or ongoing activities for regulatory approval, research and development and clinical trials, which will significantly limit our potential to generate future revenues. If we are not able to raise additional capital in the near term, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law or enter into a receivership, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment.

We will need additional capital to maintain our operations. If we cannot raise additional capital before March 31, 2023, we may be unable to comply with the terms and conditions of our Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”). If we breach the Avenue Loan Agreement, this may have adversely impact our business and financial condition.

On August 6, 2021, we entered into the Avenue Loan Agreement with Avenue, pursuant to which, we have borrowed $15 million as of the date hereof. Pursuant to the Avenue Loan Agreement, we made monthly interest-only payments during the first fifteen months of the term of the Avenue Loan Agreement and began principal payments in December 2022. We are now required to make equal monthly payments of principal, plus accrued interest, until the Avenue Loan Agreement’s maturity date. If we prepay the Avenue Loan Agreement, we will be required to pay prepayment fee of 1%. On the maturity date or on the date of the prepayment of the borrowed amount under the Avenue Loan Agreement, we must also make an incremental final payment equal to 4.25% of the aggregate funding. On March 15, 2023, the Company returned to Avenue the $4.0 million held in the restricted cash to paydown a portion of the outstanding loan balance.

The Avenue Loan Agreement bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at December 31, 2022 was 15.2%. The Avenue Loan Agreement is secured by all of the Company’s assets globally, including intellectual property. The amount borrowed pursuant to the Avenue Loan Agreement matures on August 1, 2024.

The Avenue Loan Agreement contains customary events of default, including, among other things, our failure to fulfill certain of our obligations under the Avenue Loan Agreement and the occurrence of a material adverse change in our business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, the failure to deliver an unqualified audit report and board approved financial projections within time periods set forth in the Avenue Loan Agreement, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the Avenue Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Avenue Loan Agreement, which could harm our business, operations and financial condition.

We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through March 31, 2023, but not beyond, and as a result, if we do not make our required monthly repayment on April 1, 2023, we would be in default the Avenue Loan Agreement. If we were to be in default of the Avenue Loan Agreement, our business and financial condition may be adversely impacted and result in us losing rights to certain or our assets, including intellectual property that is secured by the Avenue Loan Agreement. Furthermore, if we default on any installment under the Avenue Loan Agreement, we will not be eligible to use Form S-3 registration statements for an extended period of time, which could further adversely impact our ability to raise additional financing.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. We received a complete response letter from the FDA declining to approve our NDA in its then current form. There can be no assurance that our recent resubmission will be accepted by FDA or will not result in another Complete Response Letter.

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

In response to our NDA, which we submitted to the FDA in August 2012 seeking approval for use of our HEPZATO for the treatment of patients with ocular melanoma of the liver, in September 2013, the FDA denied approval of the NDA in its then current form and issued a complete response letter, or CRL. A CRL is issued by the FDA when the review of an NDA is completed, and deficiencies remain that preclude approval of the NDA in its current form. The deficiencies in the CRL included, but were not limited to, a statement that we must perform additional “well-controlled randomized trial(s) to establish the safety and efficacy of HEPZATO using overall survival as the primary efficacy outcome measure” and which “demonstrates that the clinical benefits of HEPZATO outweigh its risks.” The FDA also required that the additional clinical trial(s) be conducted using the product we intend to market. Prior to conducting additional clinical trials, we were required to satisfy certain other requirements of the CRL, including, but not limited to, product quality testing, pre-clinical studies and human factors validation information.

We have completed a pivotal Phase 3 trial in ocular melanoma metastases. We will need to justify how the results of the study support a favorable risk-benefit assessment, particularly whether the response rate is sufficient to overcome the toxicity of HEPZATO. FDA may review and issue another CRL if it does not conclude that the clinical benefits outweigh the risks and that HEPZATO is safe and effective for use in the intended population.

In addition, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints to support additional indications for HEPZATO with other drug therapies. In 2014, we initiated a Phase 2 clinical trial with HEPZATO for hepatocellular carcinoma, or HCC, in both the United States and Europe. In 2015, the Phase 2 clinical trial for HCC was expanded to include a cohort of patients with intrahepatic cholangiocarcinoma, a type of primary liver cancer, or ICC. The trial for this cohort was conducted at the same centers participating in the Phase 2 HCC trial. Unfavorable or inconsistent clinical data from clinical trials, including the Phase 2 clinical trial for HCC, the market’s perception of these clinical data or FDA’s perception of this clinical data, may adversely impact our ability to obtain approval, and our financial condition. We have paused our work on this trial while we reevaluated the trial design. Additionally, even if the results of our Phase 2 clinical trial for HCC are positive, there is a substantial risk that it will fail to have positive results in Phase 3 clinical trials with regard to efficacy, safety or other clinical outcomes and may never obtain regulatory approval.

Raising additional capital may cause dilution to our existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require it to relinquish proprietary rights.

Significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds and we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through the first quarter of 2023, but not beyond. To the extent that we raise additional capital by issuing equity securities, existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. In addition, the exercise of outstanding warrants and options will also cause dilution. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming its stock or making investments.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, or through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market.

Continuing losses may exhaust our capital resources.

As of December 31, 2022, we had $11.8 million in cash and cash equivalents. We have had minimal revenue to date, and have a substantial accumulated deficit, recurring operating losses and negative cash flow. We are not profitable and have incurred losses in each year since commencing operations. For the years ended December 31, 2022 and 2021, we incurred net losses of approximately $36.5 million and $25.6 million, respectively and expect to continue to incur losses in 2023. To date, we have funded operations through a combination of private placements and public offerings of our securities, debt financing including convertible notes. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to complete our clinical trials, engage in product development and the regulatory approval process and commercialization of CHEMOSAT and HEPZATO or any other versions of these products. If we are unable to raise capital or generate sufficient revenue, we may not be able to pay our debts when they become due and may have to seek protection under federal bankruptcy law or enter into a receivership.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, we will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. In addition, we will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. Our ability to generate any product revenue from our current or future product candidates also depends on a number of additional factors, including our ability:

•	successfully complete research and clinical development of current and future product candidates and obtain regulatory approval for those product candidates;

•

establish and maintain supply and manufacturing relationships with third parties, and ensure adequate, scaled up and legally compliant manufacturing of bulk drug substances and drug products to maintain sufficient supply;

•

launch and commercialize any product candidates for which marketing approval is obtained, if any, and, if launched independently by us without a partner, successfully establish a sales force and marketing and distribution infrastructure;

•	demonstrate the necessary safety data (and, if accelerated approval is obtained, verify the clinical benefit) post-approval to ensure continued regulatory approval;

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors, for any approved products;

•	achieve market acceptance for any approved products;

•	establish, maintain, protect and enforce our intellectual property rights; and

•	attract, hire and retain qualified personnel.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, including that our product candidates may not advance through development or be approved for commercial sale, we are unable to predict if or when we will generate product revenue or achieve or maintain profitability. Even if we successfully complete development and regulatory processes for any product candidates that we take forward, we anticipate incurring significant costs associated with launching and commercializing any products. If we fail to become profitable or do not sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or cease our operations.

We have in the past, and may in the future, become subject to litigation or claims arising in or outside the ordinary course of business that could negatively affect our business operations and financial condition.

We have in the past, and may in the future, become subject to litigation or claims arising in or outside the ordinary course of business (other than intellectual property infringement actions) that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. Such claims and litigation proceedings may be brought by third parties, including our competitors, advisors, service providers, partners or collaborators, employees, and governmental or regulatory bodies. For information on past legal proceedings, please see “Item 3. Legal

Proceedings.” Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. We may not be able to determine the amount of any potential losses and other costs we may incur due to the inherent uncertainties of litigation and settlement negotiations. In the event we are required or decide to pay amounts in connection with any claims or lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows or both. Additionally, we may be unable to maintain our existing directors’ and officers’ liability insurance in the future at satisfactory rates or adequate coverage amounts and may incur significant increases in insurance costs.

The Company does not expect to generate significant revenue for the foreseeable future.

Our entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of CHEMOSAT and HEPZATO and we have only developed these products for the treatment of cancers in the liver. If CHEMOSAT and HEPZATO for the treatment of cancers in the liver fail as commercial products, we have no other products to sell. In addition, since CHEMOSAT currently is approved for commercialization solely in the European Union, or the EU, and limited other jurisdictions (including the United Kingdom), if we are unsuccessful in commercializing the product in the EU and/or if HEPZATO is not approved in the United States and elsewhere, we will have no means of generating revenue. Accordingly, we may not generate material revenues from product sales in the United States in the next year, if at all. As a result, our revenue sources are, and will remain, extremely limited unless and until our product candidates are approved by the FDA or other additional foreign regulatory agencies and successfully marketed. CHEMOSAT and HEPZATO may not be approved by the FDA or other additional foreign regulatory agency or marketed at any time in the foreseeable future or at all.

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises such as the COVID-19 pandemic, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability.

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

The COVID-19 pandemic has affected many countries, including the United States and several European countries, where we conducted our FOCUS Trial. In response to the pandemic, hospitals participating in the trials in affected countries took a number of actions, including restricting elective and other procedures that were not deemed to be life-threatening, suspending clinical trial activities and limiting access to data monitoring. As a result, patients enrolled in our clinical trials had the start of their treatments postponed and ongoing treatment regimens were delayed. In addition, we did not have sufficient access to monitor trial data on a timely basis. These restrictions had a materially adverse effect on our clinical operations.

The extent to which the COVID-19 pandemic may affect our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the spread and severity of new variants of COVID-19, and the effectiveness of governmental actions in response to the pandemic.

The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Further downgrades of the U.S. credit rating, automatic spending cuts, or a government shutdown could negatively impact our liquidity, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Moreover, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to FDA and Foreign Regulatory Approvals and Regulatory Matters

The development and approval process in the United States could take many years, require substantial resources and may never lead to the approval of HEPZATO by the FDA for use in the United States.

We cannot sell or market HEPZATO with melphalan or other chemotherapeutic agents in the United States without prior FDA approval of a NDA for HEPZATO. Although melphalan and other drugs have been approved by the FDA for use as chemotherapeutic agents, regulatory approval is required in the United States for the combined medical device component and drug component and the specific indication, dose and route of administration of melphalan or other chemotherapeutic agents or compounds used in our system. We are seeking approval of HEPZATO for a substantially higher dose of melphalan than prior approved doses of melphalan and such other chemotherapeutic agents or other compounds. We must obtain separate regulatory approvals for HEPZATO with melphalan, and every other chemotherapeutic agent or other compound used with the system that we intend to market, and all the manufacturing facilities used to manufacture components or assemble our system must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish to the FDA’s satisfaction the product’s safety, efficacy, potency and purity for each intended use. The pre-clinical testing and clinical trials of HEPZATO with melphalan or any other chemotherapeutic agent or compound we use in its system must comply with the regulations of the FDA and other federal, state and local government authorities in the United States. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections for various reasons. Moreover, approval policies or regulations may change. If we do not obtain and maintain regulatory approval for HEPZATO and the use of melphalan or other chemotherapeutic agents, our business, results of operations, financial condition and prospects would be materially and adversely affected.

In August 2012, we submitted an NDA seeking an indication for ocular melanoma liver metastases for HEPZATO. In September 2013, the FDA issued a complete response letter or CRL indicating that we must perform additional well-controlled randomized trial(s) to establish the safety and efficacy of HEPZATO using overall survival as the primary efficacy outcome measure and which demonstrates that the clinical benefits of HEPZATO outweigh its risks. Our Phase 3 trial in ocular melanoma liver metastases, the FOCUS Trial, was not randomized and used a different primary efficacy outcome measure. Failure to obtain FDA approval for HEPZATO will have a material adverse effect on our business, financial condition, and results of operations and prospects.

On February 14, 2023, the Company completed a NDA resubmission to the FDA for the HEPZATO Kit (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval for the treatment of patients with unresectable hepatic-dominant metastatic ocular melanoma (mOM). On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a Prescription Drug User Fee Act target action date of August 14, 2023.

The resubmission is in response to the September 12, 2013 CRL from the FDA. The NDA resubmission contains comprehensive data and information relating to the matters identified in the CRL. FDA may find our attempt to address the issues in the 2013 CRL insufficient to support approval and we may receive another CRL, which would have significant adverse effects on our business operations.

Even if we obtain regulatory approval for HEPZATO in the United States, our ability to market HEPZATO would be limited to those uses that are approved.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA approves a NDA for HEPZATO, our ability to market and promote HEPZATO would be limited to the approved indication, so even with FDA approval, HEPZATO may only be promoted in this limited market. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use, and FDA approval may otherwise limit our sales practices and our ability to promote, sell and distribute the product. Thus, we may only market HEPZATO, if approved by the FDA, for its approved indication and could be subject to enforcement action for off-label marketing. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, FDA warning letters, corrective advertising and potential civil and criminal penalties.

If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market HEPZATO for other indications.

The clinical trial data on our product was limited to specific types of liver cancer. In 2010, we concluded a Phase 3 clinical trial of HEPZATO with a prior version of the medical device and procedure in patients with metastatic ocular and cutaneous melanoma to the liver and also completed a multi-arm Phase 2 clinical trial of that same version of HEPZATO in patients with primary and metastatic melanoma stratified into four arms.

We have completed the dosing phase and analysis of the primary endpoint of an open-label Phase 3 clinical trial in ocular melanoma liver metastases called the FOCUS Trial.

It may take several years if the FDA or foreign regulatory authorities requests additional clinical trials of HEPZATO relating to our NDA submission, and failure can occur at any stage of development, for many reasons, including:

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

•	enrollment in any additional clinical trials may proceed more slowly than expected;

•	any other clinical trials may not demonstrate the safety and efficacy of any system or result in marketable products;

•

the FDA or a foreign regulatory authority may change its approval policies or adopt new regulations that may negatively affect or delay our ability to bring a system to market or require additional clinical trials; and

•	a system may not be approved for all the requested indications.

The failure or delay of clinical trials could cause an increase in the cost of product development, delay filing of a NDA for marketing approval or cause us to cease the development of HEPZATO for other indications. If we are unable to develop HEPZATO for other indications, the future growth of our business could be negatively impacted. In addition, we have limited clinical data relating to the effectiveness of HEPZATO in certain types of cancer. Such limited data could slow the adoption of CHEMOSAT and HEPZATO and significantly reduce our ability to commercialize CHEMOSAT and HEPZATO.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	refusals or delays in the approval of NDAs or supplements to approved NDAs;

•	refusal of a regulatory authority to review pending market approval applications or supplements to approved NDAs;

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;

•	fines, FDA warning letters or untitled letters, or holds on clinical trials;

•	import or export restrictions;

•	injunctions or the imposition of civil or criminal penalties;

•	restrictions on product administration, requirements for additional clinical trials or changes to product labeling or REMS programs; or

•	recommendations by regulatory authorities against entering into governmental contracts with us.

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

We design the clinical trials for our products, but rely on academic institutions, corporate partners, contract research organizations and other third parties to assist in managing, monitoring and otherwise carrying out these trials. We rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We rely on third parties to conduct monitoring and data collection of our future clinical trials. Although we rely on these third parties to manage the data from these clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties does not relieve us of these responsibilities and requirements and if we or the third parties upon whom we rely for our clinical trials fail to comply with the applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or other foreign regulatory agencies may require us to perform additional trials before approving our marketing application. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCPs. In addition, our clinical trials must be conducted with product that complies with the FDA’s cGMP requirements. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and may result in a failure to obtain regulatory approval for HEPZATO if these requirements are not met.

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

Further implementation of healthcare reforms in the United States and in significant overseas markets may limit the ability to commercialize CHEMOSAT and HEPZATO and the demand for CHEMOSAT and HEPZATO.

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

If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•

the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to certain payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and

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

For example, in the United States, the Patient Protection and Affordable Care Act of 2010, or ACA, substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an additional rebate similar to an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate Program to Medicaid managed care organizations, expanded the 340B program, which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Congressional actions to repeal and replace provisions of the law and litigation and legislation over the ACA is likely to continue with unpredictable and uncertain results.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Manufacturers of melphalan may be unable to provide adequate supplies of melphalan.

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

If we cannot maintain or enter into acceptable arrangements for the production of melphalan and other chemotherapeutic agents, we will be unable to successfully commercialize HEPZATO in the United States or complete any future clinical trials.

We have entered into a manufacturing and supply agreements with several suppliers for our supply of melphalan for injection for our clinical trials. We may pursue agreements with additional contract manufacturers to produce melphalan and other chemotherapeutic agents for use in the future for any future clinical trial programs and commercialization of CHEMOSAT and HEPZATO, as well as for labeling and finishing services. We may not be able to enter into such arrangements on acceptable terms or at all. Every manufacturer is subject to inspection by the FDA and must meet all cGMP regulatory requirements. To manufacture melphalan or other chemotherapeutic agents on our own, we would have to develop a manufacturing facility that complies with FDA regulations for the production of melphalan and each other chemotherapeutic agent we choose to manufacture for use with our system. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability. If we are unable to obtain sufficient melphalan and labeling services on acceptable terms or encounter delays or difficulties in our relationships with current and future suppliers or if current and future suppliers of melphalan do not comply with applicable regulations for the manufacturing and production of melphalan, our business, financial condition and results of operations may be materially harmed.

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

Although Delcath is not aware of any direct impacts of the war between the Ukraine and the Russian Federation on its supply chain, the war could adversely impact our ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. In addition, at this time, although the Company is not aware of any direct impacts, any increase in COVID cases and associated restrictions could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. A rise in COVID cases and the associated absences from work of internal and external resources may also impact the Company’s ability to meet anticipated timelines.

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

We may not be successful in our efforts to expand the commercialization of CHEMOSAT in the European Union, and we may not be successful in commercializing HEPZATO in the United States and CHEMOSAT or HEPZATO in other foreign countries. Each country requires a different commercialization strategy, so our European Union marketing strategy may not translate to other markets. Without a successful commercialization strategy tailored for each market, our efforts to promote and market CHEMOSAT and HEPZATO in each of our target markets may fail in any or all of those markets.

We may use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and HEPZATO may not be successful.

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

Our patent protection for CHEMOSAT and HEPZATO is primarily in the United States and the EU. We currently have patents in the United States and the EU directed to our product, system, components, procedure, and method of treatment, with additional design patent protection in Argentina, Canada, Europe, the UK, and Japan. Our patents provide patent protection for our CHEMOSAT hepatic delivery system, HEPZATO, hemofiltration cartridge apparatus, hemofiltration cartridge design, methods of treatment of a subject with cancer in accordance with various embodiments of our system, embodiments of our system for delivering a high concentration of a small molecule chemotherapeutic agent to a subject while minimizing systemic exposure to the small molecule chemotherapeutic agent, and methods of setting up a filter apparatus for hemofiltration in accordance with our procedures using our proprietary hepatic deliver system. However, patents have a limited lifespan. In the United States and the EU, the ordinary statutory natural expiration of a utility patent is generally 20 years from its filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

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

Companies in the medical drug/device industry may use intellectual property infringement litigation to gain a competitive advantage. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not publicly available until the patent issues. As a result, there may be some uncertainties associated with avoiding patent infringement. Litigation may be necessary to enforce any patents issued or assigned to us or to determine the scope and validity of third-party proprietary rights. Litigation could be costly and could divert our attention from our business. There are no guarantees that we will receive a favorable outcome in any such litigation. If a third-party claims that we infringed its patents, any of the following may occur:

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

We rely on our trademarks as one means to distinguish for our customers our products from the products of our competitors, and we have registered or applied to register many of these trademarks. The USPTO or foreign trademark offices may deny our trademark applications, however, and even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged. Third parties may oppose our trademark applications, or otherwise challenge our use of our trademarks. For example, even if FDA approves our NDA resubmission, it may not approve use of the proprietary name HEPZATO, in which case any goodwill we have built up with that tradename in the U.S. would be extinguished. In addition, third parties may use marks that are confusingly similar to our own, which could result in confusion or a likelihood of confusion among our customers, thereby weakening the strength of our brand or allowing such third parties to capitalize on our goodwill. In such an event, or if our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademark rights in the face of any such infringement.

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

The trading price of our common stock has been, and we expect it to continue to be, volatile. For example, the trading price of our common stock has varied between a high of $7.95 on January 3, 2022 and a low of $2.34 on October 13, 2022. The price at which our common stock trades depends upon a number of factors, including historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our common stock to fluctuate are the risks described elsewhere in this “Risk Factors” section and other factors, including:

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

Because of volatility in our trading price and trading volume, we may incur significant costs from class action securities litigation.

Holders of stock in companies that have a volatile stock price frequently bring securities class action litigation against the company that issued the stock. We may be the target of this type of litigation in the future. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit and the time and attention of our management could be diverted from other business concerns, either of which could seriously harm our business.

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

Certain provisions of our Amended and Restated Certificate of Incorporation and By-laws could have the effect of making it more difficult for our stockholders to replace management at a time when a substantial number of stockholders might favor a change in management. These provisions include providing for a staggered board of directors and authorizing the board of directors to fill vacant directorships or increase the size of the board of directors.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Management determined there was material weaknesses that existed at December 31, 2022. The material weaknesses relate to detection and application of the Company’s expense policy on its share-based compensation under the accelerated method. We have commenced measures to remediate this material weaknesses and will design additional key controls in order to ensure the Company’s share-based compensation is calculated under the accelerated method. We will continue to assess our finance and accounting staffing needs to ensure remediation of this material weakness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. If not remediated, this material weakness could result in further material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Management will be required to assess the effectiveness of our internal controls annually. However, for as long as we are a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements requiring us to incur the expense of remediation and could also result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We will continue to incur significant costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time- consuming and costly. The increased costs may increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage as we did prior to becoming a public company. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers.

We are a “smaller reporting company” and have elected to comply with reduced public company reporting requirements, which could make our Common Stock less attractive to investors.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting Common Stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter, we qualify again as a “smaller reporting company” as defined in the Exchange Act. Accordingly, we may provide less public disclosure than larger public companies, including, the inclusion of only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure. We are also no longer required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our Common Stock less attractive as a result of our reliance on these exemptions. If some investors find our Common Stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our Common Stock and the market price for our Common Stock may be more volatile.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate offices currently occupy 6,877 square feet of office space at 1633 Broadway, Suite 22C, New York, New York under a sub-lease agreement that expires in May 2023. We also own two buildings comprised of approximately 10,320 square feet at 566 Queensbury Avenue in Queensbury, New York and 6,000 square feet at 95-97 Park Road in Queensbury, New York. These facilities house manufacturing, quality assurance and quality control, research and development, and office space functions. We also own approximately four acres of land at 12 and 14 Park Road in Queensbury, New York. In addition, we sub-lease a facility for office and manufacturing comprised of approximately 2,409 square feet at 19 Mervue, Industrial Park in Galway, Ireland under a lease agreement that expires in August 2026. We believe substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet current operational needs.

Item 3. Legal Proceedings.

medac GmbH

In April 2021, the Company’s wholly-owned subsidiary, Delcath Systems Ltd, issued to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), an invoice for a €1 million milestone payment under a License, Supply and Marketing Agreement dated December 10, 2018 (the “medac Agreement”) between medac and the Company. The medac Agreement provided to medac the exclusive right to market and sell CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland and the United Kingdom for which the Company was entitled to a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties.

In response to medac’s subsequent dispute and non-payment of the invoice, on October 12, 2021, the Company notified medac in writing that it was terminating the medac Agreement due to medac’s nonpayment of the €1 million milestone payment, with the effective date of termination of the medac Agreement being April 12, 2022. medac disputed having an obligation to make the milestone payment and demanded withdrawal of the termination notice. In response to medac’s continued failure to make the milestone payment and its demand for the Company to withdraw its termination notice, on December 16, 2021, we initiated an arbitration proceeding pursuant to the dispute resolution procedures of the medac Agreement. Thereafter, on December 30, 2021, we received a letter from medac stating that, due to our failure to withdraw the termination notice, medac was terminating the medac Agreement with immediate effect. In a separate letter, medac agreed to orderly transition through February 28, 2022 in order to minimize the impact of any termination on patients and physicians. The Company agreed to purchase inventory held at medac in March 2022 for approximately $0.2 million. As a result of the early termination of the medac Agreement, the Company revised its estimate of the contract life which resulted in an acceleration of $1.742 million of revenue recognition associated with deferred revenue.

On December 30, 2022, the parties reached a final settlement of the matter and Delcath has agreed pay medac a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached. The settlement terms also contain a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed on minimum payment amount. The Company has estimated the settlement to be $1.2 million and recorded $1.0 million it as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet and a $1.2 million charge in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.

Lachman Consultant Services, Inc.

On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a Complaint alleging that Delcath owes Lachman approximately $0.9 million in unpaid consulting fees plus interest, costs and attorneys’ fees. The lawsuit is Lachman Consultant Services, Inc. v. Delcath Systems, Inc., Index No. 650103-2023 (New York Supreme Court, New York County. The Company filed an answer to Lachman’s Complaint on February 22, 2023. On March 17, 2023, Delcath responded to Lachman’s March 3, 2023 Motion for Partial Summary Judgment. On March 20, 2023, the Court denied Lachman’s request that the case be moved into the Commercial Division. The current return date of Lachman’s motion for partial summary judgment is March 31, 2023. The dispute arises from a July 22, 2021 agreement between Lachman and Delcath under which Lachman was to provide assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. In August 2022, the Company disputed $0.3 million of charges from Lachman. As of December 31, 2022, the Company has accrued $0.9 million as accrued liability on the Company’s condensed consolidated balance sheet. The Company plans to vigorously defend this lawsuit and has reserved its rights to dispute all of Lachman charges as the litigation proceeds.

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

Holders. On March 16, 2023, there were approximately 64 holders of record of our common stock based on information furnished by American Stock Transfer and Trust Company, LLC, the transfer agent for our securities.

Dividend Policy. The Company has never declared or paid cash dividends on its common stock and has no intention to do so in the foreseeable future.

Recent Sales of Unregistered Securities.

On July 18, 2022, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to the investors in a private placement (i) an aggregate of 690,954 shares of the Company’s common stock at a purchase price of $3.98 per share and (ii) 566,751 pre-funded warrants to purchase common stock at a purchase price of $3.97 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.01 per share of common stock and are immediately exercisable. Upon the closing of the private placement on July 20, 2022, the Company received gross proceeds of approximately $5.0 million, before the deduction of offering expenses payable by the Company. The Company intends to use the net proceeds of the private placement for working capital and other general corporate purposes. Based in part upon the representations of the investors in the securities purchase agreement, the offering and sale of the securities was made in reliance on the exemption afforded by Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and corresponding provisions of state securities or “blue sky” laws. The sale of the securities did not involve a public offering and was made without general solicitation or general advertising. The investors represented that they are accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and that they were acquiring the securities for investment purposes only and not with a view to any resale, distribution or other disposition of the securities in violation of the U.S. federal securities laws.

On December 7, 2022, the Company and certain accredited investors entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue to the investors in a private placement (i) an aggregate of 1,448,889 shares of the Company’s common stock at a purchase price of $2.90 per share, and (ii) 692,042 pre-funded warrants to purchase common stock at a purchase price of $2.89 per pre-funded warrant. The pre-funded warrants have an exercise price of $0.01 per share of common stock and are immediately exercisable. Upon the closing of the private placement on December 13, 2022, the Company received gross proceeds of approximately $6.2 million, before the deduction of offering expenses payable by the Company. The Company intends to use the net proceeds of the private placement for working capital and other general corporate purposes. Based in part upon the representations of the investors in the securities purchase agreement, the offering and sale of the securities was made in reliance on the exemption afforded by Regulation D under the Securities Act and/or Regulation S under the Securities Act inasmuch as certain investors are not a “U.S. person” (as defined in Rule 902 under the Securities Act) and the requirements of Rule 903 under the Securities Act are otherwise met, and corresponding provisions of state securities or “blue sky” laws. The sale of the securities did not involve a public offering and was made without general solicitation or general advertising. The investors represented that they are accredited investors, as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and that they were acquiring the securities for investment purposes only and not with a view to any resale, distribution or other disposition of the securities in violation of the U.S. federal securities laws.

Repurchases of Equity Securities. The Company did not repurchase any shares of our common stock during the fourth quarter of the fiscal year ended December 31, 2022.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which shares of common stock of the Company are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,604,053	$9.67	870,508
Equity compensation plans not approved by security holders (1)	630,999	$11.89	0

Total	2,235,052	$10.30	870,508

(1)

Includes (a) stock options for an aggregate of 499 shares of Common Stock issued under the Company’s 2019 Equity Incentive Plan, which allows for grants in the form of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards to the Company’s officers, directors, employees, consultants, and advisors, including options to purchase shares of common stock at exercise prices not less than 100% of fair value on the dates of grant. As of November 2, 2020, no additional grants may be made under this plan, which has been superseded by the Company’s 2020 Omnibus Equity Incentive Plan; however, outstanding awards granted under this plan will remain outstanding and continue to be administered in accordance with the terms of this plan and the applicable award agreements;(b) pursuant to an employment agreement dated as of August 31, 2020 between the Company and Gerard Michel, the Company’s Chief Executive Officer, on October 1, 2020, a nonqualified and non-plan stock option “inducement award” to purchase 498,000 shares of the Company’s common stock in reliance on Nasdaq Rule 5635(c)(4) pursuant to the terms of a stock option award agreement between the Company and Mr. Michel. Additional information about this stock option award will be included in the Company’s proxy statement for its 2023 annual meeting of stockholders under the heading “Gerard Michel Employment Agreement”;(c) new hire inducement awards to purchase 132,500 shares of the Company’s common stock in reliance on Nasdaq Rule 5635(c)(4) pursuant to the terms of a stock option award agreement between the Company and five employees hired during 2022.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product candidate, the HEPZATO® KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.

In the United States, HEPZATO is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration, or the FDA. Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted Delcath six orphan drug designations (five for melphalan in the treatment of patients with ocular (uveal) melanoma, cutaneous melanoma, intrahepatic cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the treatment of patients with hepatocellular carcinoma). HEPZATO has not been approved for sale in the United States.

Our clinical development program for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma, or mOM, a type of primary liver cancer. Our most advanced development program is the treatment of ocular melanoma liver metastases, or mOM. We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications that will maximize the value of the HEPZATO platform. In addition to HEPZATO’s use to treat mOM, we believe that HEPZATO has the potential to treat other liver dominant cancers, such as Metastatic Colorectal Cancer and Cholangiocarcinoma, and plan to begin the study of HEPZATO to treat such conditions in the near future. We believe that the disease states we are investigating and intend to investigate are unmet medical needs that represent significant market opportunities.

In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified endpoint. For information on the FOCUS Trial, see “Part I, Item 1. Business—Clinical Development Program—The FOCUS Trial”.

On February 14, 2023 we filed a New Drug Application resubmission to the US Food and Drug Administration (the FDA) for the HEPZATO Kit (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval of the HEPZATO Kit in the treatment of patients with unresectable hepatic-dominant metastatic ocular melanoma, or mOM. On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a Prescription Drug User Fee Act target action date of August 14, 2023.

The resubmission is in response to a September 12, 2013 Complete Response Letter, or CRL, from the FDA for the Company’s NDA in December 2010 seeking approval of its first generation melphalan hydrochloride for injection/hepatic delivery system. The NDA resubmission contains comprehensive data and information on Generation Two HEPZATO Kit relating to the matters identified in the CRL. On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a Prescription Drug User Fee Act target action date of August 14, 2023. We continue to promote our early access programs in the United States to make HEPZATO readily available to mOM patients. We are focused on continuing to treat these patients with mOM as regulatory approval is sought in the United States. There are currently patients enrolled in our early access program sites.

On February 28, 2022, CHEMOSAT received Medical Device Regulation (MDR) certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, we have assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

Liquidity and Capital Resources

At December 31, 2022, we had cash, cash equivalents and restricted cash totaling $11.8 million, as compared to cash, cash equivalents and restricted cash totaling $27.0 million at December 31, 2021. During the years ended December 31, 2022 and 2021, the Company used $25.0 million and $22.6 million respectively, of cash in our operating activities.

On March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held approximately $1.1 million of unrestricted cash in deposits held in SVB, $4.0 million held in a restricted SVB account as required per the Avenue Loan Agreement and approximately $0.2 million of restricted cash held in SVB collateral accounts as required per our line of credit for the property in New York City and our credit card program with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 13, 2023, we were able to access all of our cash, cash equivalents and investments held at or through SVB. While we have not experienced any losses in such accounts, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are evaluating alternative solutions which management believes does not expose us to significant credit risk or jeopardizes our liquidity.

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and there can be no assurance that we will ever achieve consistent profitability. We have historically funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have entered into a Controlled Equity Offering SM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which we may offer and sell, at our sole discretion through the Sales Agent, shares of our common stock having an aggregate offering price of up to $17.0 million. To date, we have sold approximately $4.0 million of our common stock, prior to issuance costs, under the ATM Sales Agreement. We will need to raise additional capital under structures available to us, including debt and/or equity offerings.

These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities, or through partnering or licensing transactions in which we receive cash to support our future operations. If we are unable to secure additional capital or if additional capital is not available on favorable terms for us, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our capital commitments over the next twelve months include (a) $6.9 million to satisfy December 31, 2022 accounts payable, accrued expenses and lease liabilities and (b) $8.6 million of loan principal payments. Our capital commitments past the next twelve months include (a) $0.2 million of lease liabilities; (b) $1.0 million for settlement of litigation with medac; (c) $3.4 million of loan principal payments; and (d) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity. On March 15, 2023, the Company returned to Avenue the $4.0 million held in the restricted cash to paydown a portion of the outstanding loan balance.

We also expect to use cash and cash equivalents to fund our potential approval of HEPZATO from the FDA, commercialization of HEPZATO and CHEMOSAT and any future clinical research trials and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

On August 6, 2021, the Company entered into the Avenue Loan Agreement with Avenue for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at December 31, 2022 was 15.2%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. Additional information regarding the Avenue Loan can be found in Note 10 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K. On March 15, 2023, the Company returned to Avenue the $4.0 million held in the restricted cash to paydown a portion of the outstanding loan balance.

On July 20, 2022, the Company closed a private placement for the issuance and sale of 690,954 shares of common stock and 566,751 pre-funded warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $3.98 and the pre-funded warrants were sold at a price of $3.97 per pre-funded warrants. pre-funded warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $5.0 million before deducting offering expenses.

On December 13, 2022, the Company closed a private placement for the issuance and sale of 1,448,889 shares of common stock and 692,042 pre-funded warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $2.90 and the pre-funded warrants were sold at a price of $2.89 per pre-funded warrants. The pre-funded warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $6.2 million before deducting offering expenses.

Additionally, while the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Recent bank failures may also have an impact on our liquidity and capital resources. For example, on March 10, 2023, the FDIC, took control and was appointed receiver of SVB. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” for additional risks associated with our substantial capital requirements.

Comparison of Results of the Years Ended December 31, 2022 and 2021

Revenue

We recorded approximately $2.5 million in product revenue and $0.2 million in other revenue during the year ended December 31, 2022. During the same period in 2021, we recorded $1.3 million in product revenue and $2.3 million in other revenue. Our product revenues increased $1.2 million primarily due to transitioning to direct selling of CHEMOSAT beginning in March 2022. Other revenues decreased as a result of the amortization of our license agreement with medac, pursuant to which medac had served as our exclusive distributor of CHEMOSAT in the United Kingdom and European Union. On December 30, 2021, medac terminated the license agreement and ceased distribution activities at the end of a mutually agreed transition period on February 28, 2022. As a result of the termination of the license agreement, the Company changed its estimate of the contract life as of December 31, 2021, which resulted in the immediate recognition of $1.7 million of other revenue that had previously been deferred.

Cost of Goods Sold

During the year ended December 31, 2022, cost of goods sold was relatively flat at $0.7 million for both 2022 and 2021.

Research and Development Expenses

For the year ended December 31, 2022, research and development expenses increased to $18.6 million from $13.8 million for the year ended December 31, 2021, an increase of $4.8 million or 35%. The increase is primarily due to higher expenses for preparation of the pre-NDA meeting in April 2022 and increased third party expenses related to the NDA resubmission which occurred on February 14, 2023.

Selling, General and Administrative Expenses

For the year ended December 31, 2022, selling, general and administrative expenses increased to $17.3 million from $13.6 million for the year ended December 31, 2021, an increase of $3.7 million or 27%. The increase is primarily higher costs incurred for the preparation of commercialization of HEPZATO in the United States in 2023 and the estimated accrual for the settlement of the medac litigation.

Interest Expense, Net

For the year ended December 31, 2022, we recognized $2.7 million of interest expense, as compared to $1,2 million in the prior year, an increase of $1.5 million. The increase primarily relates to a full year of interest expense and amortization of debt discount associated with the Avenue loan which commenced on August 6, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America or GAAP. Certain critical accounting estimates have a significant impact on amounts reported in the consolidated financial statements. A summary of those critical accounting estimates is below. Additional details can be found in Note 3 to the Company’s audited consolidated financial statements contained in this Annual Report on Form 10-K.

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

Our fair value measurements are generally related to a contingent liability and stock-based compensation. Contingent liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and may take into consideration alternate scenarios that could result in more or less profitability for the respective service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.

Valuation of stock options generally requires certain assumptions, including the fair value of our common stock (generally an observable market price, as our common stock is publicly traded), the expected term of the financial instrument (judgment is required), the expected volatility of our common stock over the expected term (generally estimated by reference to the historical volatility of our common stock), our expected dividend rate over the expected term (currently estimated as zero, given that we are not projecting profits over the intermediate term) and the expected risk-free rate over the expected term (generally estimated by reference to United States treasury instruments with similar remaining terms).

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

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers or ASC 606. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delcath Systems, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2022 and 2021, and the related notes
(collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph—Going Concern
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
New York, NY
Marc
h 27, 2
023

DELCATH SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$7,671	$22,802
Restricted cash	4,151	4,151
Accounts receivable, net	366	44
Inventories	1,998	1,412
Prepaid expenses and other current assets	1,969	2,743

Total current assets	16,155	31,152
Property, plant and equipment, net	1,422	1,348
Right-of-use assets	285	624

Total assets	$17,862	$33,124

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$2,018	$638
Accrued expenses	4,685	4,109
Deferred revenue	—	170
Lease liabilities, current	186	416
Loan payable, current	7,846	621

Total current liabilities	14,735	5,954
Other liabilities, non-current	1,144	207
Loan payable, non-current	3,070	10,372
Convertible notes payable, non-current	4,772	4,639

Total liabilities	23,721	21,172

Commitments and contingencies	—	—

Stockholders’ equity (deficit)
Preferred stock, $.01 par value; 10,000,000 shares authorized; 11,357 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 10,046,571 shares and 7,906,728 shares issued and outstanding at December 31, 2022 and 2021, respectively	100	79
Additional paid-in capital	451,608	432,831
Accumulated deficit	(457,484)	(420,976)
Accumulated other comprehensive (loss) income	(83)	18

Total stockholders’ equity (deficit)	(5,859)	11,952

Total liabilities and stockholders’ equity (deficit)	$17,862	$33,124

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Operations
and
Comprehensive Loss
(in thousands, except
share
and per share data)

	Year ended December 31,
	2022	2021
Product revenue	$2,548	$1,300
Other revenue	171	2,255

Total revenues	2,719	3,555
Cost of goods sold	(686)	(671)

Gross profit	2,033	2,884

Operating expenses:
Research and development expenses	18,583	13,778
Selling, general and administrative expenses	17,303	13,637

Total operating expenses	35,886	27,415

Operating loss	(33,853)	(24,531)
Interest expense, net	(2,685)	(1,186)
Other income	30	68

Net loss	(36,508)	(25,649)
Other comprehensive (loss) income:
Foreign currency translation adjustments	101	122

Total other comprehensive loss	$(36,407)	$(25,527)

Common share data:
Basic and diluted loss per common share	$(4.12)	$(3.59)

Weighted average number of basic and diluted shares outstanding	8,864,615	7,145,754

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share and per share data)

	Year ended December 31, 2022
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2022	11,357	$—	7,906,728	$79	$432,831	$(420,976)	$18	$11,952
Compensation expense for issuance of stock options	—	—	—	—	7,941	—	—	7,941
Private placement -issuance of common shares and prefunded warrants, net of expenses	—	—	2,139,843	21	10,836	—	—	10,857
Net loss	—	—	—	—	—	(36,508)	—	(36,508)
Total comprehensive loss	—	—	—	—	—	—	(101)	(101)

Balance at December 31, 2022	11,357	$—	10,046,571	$100	$451,608	$(457,484)	$(83)	$(5,859)

DELCATH SYSTEMS, INC.
Consolidated Statements of Stockholders’ Equity (Deficit), Continued
(in thousands, except share and per share data)

	Year Ended December 31, 2021
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

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,508)	$(25,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	7,941	7,832
Depreciation expense	132	146
Non-cash lease expense	443	322
Amortization of debt discount	768	323
Interest expense accrued related to convertible notes	160	186
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	774	813
(Increase) decrease in accounts receivable	(322)	13
Increase in inventories	(587)	(557)
Increase (decrease) in accounts payable and accrued expenses	1,798	(3,284)
Increase (decrease) in other liabilities, non-current	621	(322)
Decrease in deferred revenue	(170)	(2,427)

Net cash used in operating activities	(24,950)	(22,604)

Cash flows from investing activities:
Purchase of property, plant and equipment	(209)	(143)

Net cash used in investing activities	(209)	(143)

Cash flows from financing activities:
Net proceeds from private placement	10,857	—
Net proceeds from ATM offering		3,923
Net proceeds from debt financing	—	14,437
Proceeds from the exercise of stock options		4
Proceeds from the exercise of warrants	—	2,458
P ayment of loan payabl e	(714)

Net cash provided by financing activities	10,143	20,822

Foreign currency effects on cash	(115)	122

N et decrease in total cas h	(15,131)	(1,803)
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	26,953	28,756

End of period	$11,822	$26,953

Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$7,671	$22,802
Restricted Cash	4,151	4,151

Total	$11,822	$26,953

DELCATH SYSTEMS, INC.
Consolidated Statements of Cash Flows, continued
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$1,873	$681

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of restricted stock for accrued fees due to a former Board member	$—	$57

Proceeds allocated to warrant	$—	$1,171

Financing of D&O insurance premium		$886

Right of use assets obtained in exchange for lease obligations	$86	$—

See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
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
The Company’s clinical development program for HEPZATO was comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial investigating objective response rate in metastatic ocular melanoma, or mOM, a type of primary liver cancer. The Company is currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on
indications which will maximize the value of the HEPZATO platform.
In the United States, HEPZATO is considered a combination drug and device product regulated by the Food and Drug Administration (the “FDA”). Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted Delcath six orphan drug designations (five for melphalan in ocular melanoma, cutaneous melanoma, cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the hepatocellular carcinoma indication). HEPZATO has not been approved for sale in the United States.
In December 2021, the Company announced that the FOCUS Trial of HEPZATO met its pre-specified
endpoint. On February 14, 2023 filed a New Drug Application resubmission to the FDA for the HEPZATO Kit (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval for the treatment of patients with unresectable hepatic-dominant metastatic ocular melanoma (mOM). On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a Prescription Drug User Fee Act target action date of August 14, 2023.
The resubmission is in response to a September 12, 2013 Complete Response Letter (CRL) from the FDA. The NDA resubmission contains comprehensive data and information relating to the matters identified in the CRL. We continue to promote our early access programs in the United States to make HEPZATO readily available to mOM patients. We are focused on continuing to treat these patients with mOM as regulatory approval is sought in the United States. There are currently patients enrolled in our early access program sites.
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
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(1)	Description of Business – Continued
Risks and Uncertainties – Continued

third-party suppliers in a timely manner or at all. In addition, at this time, although the Company is not aware of any direct impacts, any increase in COVID cases and associated restrictions, could adversely impact the Company’s ability to obtain components and/or significantly increase the cost of obtaining such components for the Company’s products from its third-party suppliers in a timely manner or at all. Any rise in COVID cases and the associated absences from work of internal and external resources may also impact the Company’s ability to meet anticipated timelines.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, during the year ended December 31, 2022, the Company incurred net losses of $36.5 million and used $25.0 million of cash for its operating activities. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
On July 20, 2022, the Company closed a private placement for the issuance and sale of 690,954 shares of common stock and 566,751 pre-funded
warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $3.98 and the pre-funded
warrants were sold at a price of $3.97 per
pre-funded
warrant. The
pre-funded
warrants have an exercise price of $0.01 per share of common stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $5.0 million before deducting offering expenses.
On December 13, 2022, the Company closed a private placement for the issuance and sale of 1,448,889 shares of common stock and 692,042 pre-funded
warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $2.90 and the pre-funded
warrants were sold at a price of $2.89
per pre-funded warrant. The pre-funded warrants have an exercise price of
 $0.01 per share of Common Stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $6.2 million before deducting offering expenses.
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
for the Years Ended December 31, 2022 and 2021
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
for the Years Ended December 31, 2022 and 2021
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
for the Years Ended December 31, 2022 and 2021
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
for the Years Ended December 31, 2022 and 2021
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
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(3)	Summary of Significant Accounting Policies – Continued

Stock Based Compensation – Continued

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
Income Taxes
The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. See Note 1
4
 for additional information.
Net Loss per Common Share
Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities, except for those shares that are issuable for little or no cash consideration. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options, stock purchased pursuant to the Company’s employee stock purchase plan, convertible notes and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(3)	Summary of Significant Accounting Policies – Continued
Net Loss per Common Share – Continued

For the years ended December 31, 2022 and 2021 the following potentially dilutive securities were excluded from the computation of diluted earnings per share because their effects would be antidilutive:

	December 31,
	2022	2021
Common stock warrants - equity	3,610,743	3,610,743
Assumed conversion of Series E and Series E-1 Preferred Stock	1,135,721	1,135,721
Assumed conversion of convertible notes	488,031	488,031
Stock options	2,235,052	1,732,460

Total	7,469,547	6,966,955

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
Subsequent Events
Management has evaluated events occurring subsequent to the consolidated balance sheet date, through Marc
h 27, 2
023, which is the date the consolidated financial statements were issued, determining all subsequent events have been disclosed.
Recently Adopted and Issued Accounting Pronouncements
We have not been required to adopt any accounting standards that had a significant impact on our consolidated financial statements in the two years ended December 31, 2022. We do not expect any recently issued accounting standards to have a significant impact on our consolidated financial statements.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(4)	Revision of Previously Issued Quarterly Financial Statements
In preparation of the Company’s audited financial statements as of and for year ended December 31, 2022, the Company determined it needed to correct previously reported share-based compensation expense for each quarter during 2022. The correction for share-based compensation increased the net loss in amount of $797 for the first quarter of 2022, $502 for the second quarter of 2022 and $372 for the third quarter of fiscal 2022. The share-based compensation adjustment is a non-cash adjustment did not have any impact on the cash balances for the Company.
The following tables contains the financial information for the periods previously reported and have been updated to reflect the revisions of the Company’s financial statements. The revisions do not have an impact on the Company’s cash position The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the three quarterly periods ended September 30, 2022. The financial information that has been previously filed or otherwise reported for the three quarterly periods ended September 30, 2022 is superseded by the information in this Quarterly Report on Form 10-Q, and the financial statements and related financial information for the quarterly periods ended September 30, 2022 contained in such previously filed report should no longer be relied upon. The impact of the revision on the Company’s financial statements is reflected in the following table:

	As previously report	Adjustment	As revised
Balance Sheet for March 31, 2022 (unaudited)
Additional paid-in capital	$434,305	$797	$435,102
Accumulated deficit	(429,179)	(797)	(429,976)

Consolidated Statement of Operations and Comprehensive Loss for the three months March 31, 2022 (unaudited)
Research and development expenses	4,240	241	4,481
Selling, general and administrative expenses	3,648	556	4,204

Total operating expenses	7,888	797	8,685
Operating loss	(7,543)	(797)	(8,340)
Net loss	(8,203)	(797)	(9,000)
Total other comprehensive loss	(8,201)	(797)	(8,998)
Basic and diluted loss per common share	(1.00)	(0.10)	(1.10)

Consolidated statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 (unaudited)
Compensation expense for issuance of stock options	1,474	797	2,271
Net loss	(8,203)	(797)	(9,000)

Consolidated Statement of Cash Flows for the three months ended March 31, 2022 (unaudited)
Net loss	(8,203)	(797)	(9,000)
Stock option compensation expense	1,474	797	2,271

Balance Sheet for June 30, 2022 (unaudited)
Additional paid-in capital	435,922	1,299	437,221
Accumulated deficit	(438,836)	(1,299)	(440,135)

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(4)	Revision of Previously Issued Quarterly Financial Statements – Continued

	As previously report	Adjustment	As revised

Consolidated Statement of Operations and Comprehensive Loss for the three months June 30, 2022 (unaudited)
Research and development expenses	5,456	150	5,606
Selling, general and administrative expenses	4,145	352	4,497

Total operating expenses	9,601	502	10,103
Operating loss	(8,984)	(502)	(9,486)
Net loss	(9,657)	(502)	(10,159)
Total other comprehensive loss	(9,688)	(502)	(10,190)
Basic and diluted loss per common share	(1.18)	(0.06)	(1.24)

Consolidated statement of Stockholders’ Equity (Deficit) for the three months ended June 30, 2022 (unaudited)
Compensation expense for issuance of stock options	1,617	502	2,119
Net loss	(9,657)	(502)	(10,159)

Balance Sheet for September 30, 2022 (unaudited)
Additional paid-in capital	442,066	1,671	443,737
Accumulated deficit	(447,341)	(1,671)	(449,012)

Consolidated Statement of Operations and Comprehensive Loss for the three months September 30, 2022 (unaudited)
Research and development expenses	3,953	112	4,065
Selling, general and administrative expenses	4,519	260	4,779

Total operating expenses	8,472	372	8,844
Operating loss	(7,801)	(372)	(8,173)
Net loss	(8,505)	(372)	(8,877)
Total other comprehensive loss	(8,551)	(372)	(8,923)
Basic and diluted loss per common share	(0.92)	(0.04)	-0.96

Consolidated statement of Stockholders’ Equity (Deficit) for the three months ended September 30, 2022 (unaudited)
Compensation expense for issuance of stock options	1,255	372	1,627
Net loss	(8,505)	(372)	(8,877)

Consolidated Statement of Operations and Comprehensive Loss for the six months June 30, 2022 (unaudited)
Research and development expenses	9,696	391	10,087
Selling, general and administrative expenses	7,791	908	8,699

Total operating expenses	17,487	1,299	18,786
Operating loss	(16,527)	(1,299)	(17,826)
Net loss	(17,860)	(1,299)	(19,159)
Total other comprehensive loss	(17,889)	(1,299)	(19,188)
Basic and diluted loss per common share	(2.18)	(0.16)	(2.34)

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(4)	Revision of Previously Issued Quarterly Financial Statements – Continued

	As previously report	Adjustment	As revised

Consolidated Statement of Cash Flows for the six months ended June 30, 2022 (unaudited)
Net loss	(17,860)	(1,299)	(19,159)
Stock option compensation expense	3,091	1,299	4,390

Consolidated Statement of Operations and Comprehensive Loss for the nine months September 30, 2022 (unaudited)
Research and development expenses	13,649	503	14,152
Selling, general and administrative expenses	12,309	1,168	13,477

Total operating expenses	25,958	1,671	27,629
Operating loss	(24,327)	(1,671)	(25,998)
Net loss	(26,365)	(1,671)	(28,036)
Total other comprehensive loss	(26,447)	(1,671)	(28,118)
Basic and diluted loss per common share	(3.09)	(0.20)	(3.29)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 (unaudited)
Net loss	(26,365)	(1,671)	(28,036)
Stock option compensation expense	4,345	1,671	6,016

(5)	Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in
Restricted Cash
on the balance sheet. Restricted cash does not include required minimum balances.

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$7,671	$22,802
Restricted balance for loan agreement	4,000	4,000
Letters of credit	101	101
Security for credit cards	50	50

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$11,822	$26,953

Under the terms of a
sub-lease
agreement for office space at 1633 Broadway, New York, NY, as of December 31, 2022, the Company is required to maintain a letter of credit in the amount of $101, which will expire with the sublease in May 2023
. On March 15, 2023, the Company returned to Avenue the $4.0 million held in the restricted cash to paydown a portion of the outstanding loan balance.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(6)	Inventories
Inventories consist of:

	December 31,	December 31,
	2022	2021
Raw materials	$763	$767
Work-in-process	1,102	645
Finished goods	133	—

Total inventories	$1,998	$1,412

(7)	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include the following:

	December 31,	December 31,
	2022	2021
Clinical trial expenses	$1,630	$1,630
Insurance premiums	123	890
Professional services	121	15
Other	95	208

Total prepaid expenses and other current assets	$1,969	$2,743

(8)	Property, Plant, and Equipment
Property, plant, and equipment consists of:

	December 31, 2022	December 31, 2021	Estimated Useful Life
Buildings and land	$1,301	$1,222	30 years - Buildings
Enterprise hardware and software	1,855	1,858	3 years
Leaseholds	1,774	1,796	Lesser of lease term or estimated useful life
Equipment	1,222	1,094	7 years
Furniture	201	203	5 years

Property, plant and equipment, gross	6,353	6,173
Accumulated depreciation	(4,931)	(4,825)

Property, plant and equipment, net	$1,422	$1,348

Depreciation expense for the years ended December 31, 2022 and 2021 was $
132
and $
146
, respectively.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(9)	Accrued Expenses
Current accrued expenses include the following:

	December 31, 2022	December 31, 2021
Clinical expenses	$1,470	$1,517
Compensation, excluding taxes	1,040	893
Short-term financing	—	551
Professional fees	1,087	603
Interest on convertible note	553	393
Other	535	152

Total accrued expenses	$4,685	$4,109

(10)	Leases
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
The Company analyzed the terms of the amended 2014 Sublease and 2015 Sublease and determined that its ROU asset for the master operating lease was not impaired as a result of the amendments. On June 25, 2020, the Company entered into a sublease agreement (the “2021
Sub-Lease”)
with its previous sublessee under the 2014 Sublease and 2015 Sublease pursuant to which, effective August 2, 2021, the previous sublessee would become the lessee and the Company would then sublease its portion of the premises in Galway, Ireland from the previous sublessee. The Company’s rent expense under the 2021
Sub-Lease
is approximately $
3.7
per month for a term of
five years
.
On September 22, 2020, the Company entered into an amendment to a sub-lease
agreement executed in March 2016 for approximately 6,877 square feet of office space at 1633 Broadway, New York, NY. The term of the sub-lease
agreement began in April 2016 and, pursuant to the amendment on November 2022, is extended through May 2023.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(10)	Leases – Continued

The following table summarizes the Company’s operating leases as of December 31, 2022:

	U.S.	Ireland	Total
Lease cost
Operating lease cost	$406	$37	$443
Other information
Operating cash flows out from operating leases	(406)	(37)	(443)
Weighted average remaining lease term	0.5	3.6
Weighted average discount rate - operating leases	8%	8%
Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	U.S.	Ireland	Total
Year ended December 31, 2023	155	37	192
Year ended December 31, 2024	—	37	37
Year ended December 31, 2025	—	37	37
Year ended December 31, 2026	—	22	22

Total	155	133	288
Less present value discount	(3)	(17)	(20)

Operating lease liabilities included in the condensed consolidated balance sheets at December 31, 2022	$152	$116	$268

(1 1 )	Loans and Convertible Notes Payable

	December 31, 2022			December 31, 2021
	Gross	Discount	Net	Gross	Discount	Net
Loan - Avenue [1]	$11,923	$(1,008)	$10,916	$12,638	$(1,645)	$10,993
Loan - Avenue [1] - Less Current Portion	(8,570)	724	(7,846)	(714)	93	(621)

Total - Loans Payable, Non-Current	$3,353	$(284)	$3,070	$11,924	$(1,552)	$10,372

Convertible Note Payable - Rosalind	2,000	—	2,000	2,000	—	2,000
Convertible Portion of Loan Payable - Avenue	3,000	(228)	2,772	3,000	(361)	2,639

Total - Convertible Notes Payable - Non-Current	$5,000	$(228)	$4,772	$5,000	$(361)	$4,639

[1]	The gross amount includes the 4.25% final payment of $637.5.
Remaining maturities of the Company’s loan and convertible note payables are as follows:

		Convertible
	Loans	Notes	Total
Year ended December 31, 2023	$8,570	$—	$8,570
Year ended December 31, 2024	3,353	5,000	8,353

Total	$11,923	$5,000	$16,923

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(11)	Loans and Convertible Notes Payable – Continued

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million

(the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at December 31, 2022 was 15.2%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.
The initial tranche of the Avenue Loan is $15.0

million
, including $4.0
million
which has been funded into a restricted account and will be released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall Response Rate exceeds the prespecified threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the U.S. Food and Drug Administration, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20.0 million
. The Company may request an additional $5.0
million
of gross proceeds between October 1, 2022 and December 31, 2022, with funding, subject to the approval of Avenue’s Investment Committee. Since the Company did not achieve a net equity raise of $20.0 million of gross proceeds, the Company did not request an additional $5.0 million of funding during the period from October 1, 2022 through December 31, 2022.
Up to $3.0 million of the principal amount of the Avenue Loan outstanding may be converted, at the option of Avenue, into shares of the Company’s common stock at a conversion price of $11.98 per share.

In connection with the Avenue Loan, the Company issued to Avenue a warrant (the “Avenue Warrant”) to purchase
127,755
shares of common stock at an exercise price per share equal to $
0.01
. The Avenue Warrant is exercisable until
August 31, 2026
.
The Company will make monthly interest-only payments during the first fifteen months of the term of the Avenue Loan, which could be increased to up to twenty-four months upon the achievement of specified performance milestones. Following the interest-only period, the Company will make equal monthly payments of principal plus interest until the maturity date, when all remaining principal outstanding and accrued interest must be paid. The interest only period ended in November 2022, and the Company began making principal payments on December 1, 2022. If the Company prepays the Avenue Loan, it will be required to pay (a) a prepayment fee of 3% if the Avenue Loan is prepaid during the interest-only period; and (b) a prepayment fee of 1% if the Avenue Loan is prepaid after the interest-only period. The Company must make an incremental final payment equal to 4.25% of the aggregate fund ing.

On March 15, 2023, the Company returned to Avenue the $4.0 million held in the restricted cash to paydown a portion of the outstanding loan balance and reduce the monthly principal payments.
The Company paid an aggregate commitment fee of $150 at closing. Upon funding a second tranche of the Avenue Loan, the Lender will earn a 1.0% fee on the $5.0 million
of incremental committed capital, for a total commitment fee of $200.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(11)	Loans and Convertible Notes Payable – Continued
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
The Company determined that the embedded conversion option associated with the Avenue Loan was not required to be bifurcated. The Company determined that the Avenue Warrant met the criteria to be equity-classified. The $637 value of the final payment was treated as original issue discount. The $1,171 relative fair value of the Avenue Warrant was credited to Additional Paid in Capital while it was debited as debt discount. Of the $563 of cash issuance costs, $519 was allocated to the Avenue Loan and was recorded as debit discount, while $44 was allocated to the Avenue Warrant and was debited to Additional Paid in Capital. Of the $2,327 of aggregate debt discount, $1,909 was allocated to the non-convertible
portion of the Avenue Loan, while $418 was allocated to the convertible portion of the Avenue Loan. Aggregate debt discount amortization of $0.8 million was recorded during the year ended December 31, 2022. The Company also determined that the convertible portion of the Avenue Loan did not include a beneficial conversion feature, because the effective conversion price exceeded the commitment date market price of the Company’s common stock. Interest expense was $1.9 million for the year ended December 31, 2022.
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
Up to $3.0
million
of the principal amount of the Avenue Loan outstanding may be converted, at the option of the Lender, into shares of the Company’s common stock at a conversion price of $11.98 per share.
Interest expense with respect to the Rosalind Notes was $160 for both years ended December 31, 2022 and 2021

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(12)	Stockholders’ Equity
Authorized Shares
The Company is authorized to issue 40,000,000 shares of common stock, $0.01 par value, and 10,000,000 shares of preferred stock, $0.01 par value. To date, the Company has designated the following preferred stock: Series A (4,200 shares), Series B (2,360 shares), Series C (590 shares), Series D (10,000 shares), Series E (40,000 shares) and Series
E-1
(12,960 shares).
Preferred Stock
Series E and Series
E-1
Convertible Preferred Stock
During the years ended December 31, 2021, 9,274 shares of Series E and Series
E-1
Convertible Preferred Stock were converted into 927,379 shares of the Company’s common stock.
As of December 31, 2022, there were an aggregate of 11,357 shares of Series E and Series
E-1
Convertible Preferred Stock outstanding.
Equity Offerings and Placements
At-the-Market
Offering

On August 18, 2020, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, as sales agent or principal, shares of the Company’s common stock, (the “Placement Shares”), having an aggregate offering price of up to $10 million (the “ATM Offering”). On November 9, 2021 the Company filed a supplement to increase the aggregate amount to
$25

million. On February 27, 2023, filed an amendment to change the aggregate offering price to the limit of
$17

million.
The Company has no obligation to sell any Placement Shares under the sales agreement. Subject to the terms and conditions of the sales agreement, Cantor Fitzgerald is required to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market, to sell Placement Shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company will pay Cantor Fitzgerald a commission of 3.0% of the aggregate gross proceeds from each sale of Placement Shares, reimburse Cantor Fitzgerald’s legal fees and disbursements up to $50 and provide Cantor Fitzgerald with customary indemnification and contribution rights. The sales agreement may be terminated by Cantor Fitzgerald or the Company upon notice to the other party as provided in the sales agreement, or by Cantor Fitzgerald at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market the Placement Shares or to enforce contracts for the sale of the Placement Shares.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(12)	Stockholders’ Equity – Continued
Equity Offerings and Placements – Continued
At-the-Market
Offering – Continued

During the year ended December 31, 2021, the Company sold
515,000
shares of common stock pursuant to the ATM Offering for aggregate gross proceeds of $4
.0
million
, partially offset by $121 of issuance costs. There were no shares sold year ended December 31, 2022.
Private Placement
On July 20, 2022, the Company closed a private placement for the issuance and sale of 690,954 shares of common stock and 566,751 pre-funded
warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $3.98 and the pre-funded
warrants were sold at a price of $3.97 per
pre-funded
warrant. The
pre-funded
warrants have an exercise price of $0.01 per share of common stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $5.0 million before deducting offering expenses.
On December 13, 2022, the Company closed a private placement for the issuance and sale of 1,448,889 shares of common stock and 692,042 pre-funded
warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $2.90 and the pre-funded
warrants were sold at a price of $2.89 per
pre-funded
warrant. The
pre-funded
warrants have an exercise price of $0.01 per share of common stock and are immediately exercisable. The Company received gross proceeds from the private placement of approximately $6.2 million before deducting offering expenses.
Other Common Stock Issuances
In February 2021, the Company issued 2,636 shares of unregistered common stock in lieu of a cash payment of deferred accrued director fees to a former director.
During the year ended December 31, 2021, the Company issued 465,173 shares of common stock associated with the exercise of warrants, including 215,000 pre-funded
warrants at an exercise price of $0.01 per share, for aggregate cash proceeds of $2.5 million
.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(12)	Stockholders’ Equity – Continued
Stock Incentive Plans – Continued

incentive stock options,
non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of December 31, 2022, there are 2,475,000 shares of common stock reserved under the 2020 Plan, of which 870,508 remained available to be issued.
Stock Options
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions during the reporting periods:

	Years Ended December 31
	2022	2021
Expected terms (years)	0.7 - 8.4	5.1 - 6.3
Expected volatility	166.4% -180.3%	177.% - 181.3%
Risk-free interest rate	1.2% - 4.4%	0.7% - 1.3%
Expected dividends	0.00%	0.00%
The weighted average estimated fair value of the stock options granted during the years ended December 31, 2022 and 2021 was approximately $6.05 and $9.74 per share, respectively.
The following is a summary of stock option activity for the year ended December
31
,
2022
:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,732,460	$11.69
Granted	702,583	6.74
Expired	(65,690)	10.43
Cancelled/Forfeited	(134,301)	9.59

Outstanding at December 31, 2022	2,235,052	$10.30	8.0	$36

Exercisable at December 31, 2022	1,316,515	$11.13	7.6	$—

The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2022:

		Options Exercisable
		Weighted Average
	Outstanding Number of	Remaining Option Term
Range of Exercise Prices	Options	(in years)	Number of Options
$6.24 - $53.85	2,234,553	8.0	1,316,016
$53.85+	499	6.1	499

	2,235,052	7.6	1,316,515

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(12)	Stockholders’ Equity – Continued
Stock Options – Continued

At December 31, 2022, there was approximately $2.8 million of aggregate unrecognized compensation expense related to employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 1.6 years. For the years ended December 31, 2022 and 2021, the Company recognized compensation expense $7.9 million and $7.8 million, respectively, related to stock options granted to employees and board members, which were charged to the statement of operations as detailed below:

	Years Ended December 31,
	2022	2021
Selling, general and administrative	$5,282	$5,334
Research and development	2,449	2,311
Cost of goods sold	210	187

Total	$7,941	$7,832

Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan ( the “ESPP”). The ESPP provides for a maximum of 260,295 shares of common stock to be purchased by participating employees. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of
85
% of the fair market value of common stock on the first or last day of the applicable six-month offering
period. In
January 2023
, an aggregate
15,417
shares were purchased by participating employees for the offering period of July
1
,
2022
to December
31
,
2022
. The fair value of each ESPP award of $
2.23
was estimated on the first day of the offering period using the Black-Scholes option-pricing model. The Company recognized share-based compensation expense of $
34
, which is equal to the fair value of the ESPP awards on a straight-line basis over the offering period.
Warrants
The following is a summary of warrant activity for the year ended December 31, 2022:

			Weighted Average
		Weighted Average	Remaining Life
	Warrants	Exercise Price	(in years)
Outstanding at January 1, 2022	3,894,498	$9.27
Warrants issued	1,258,793	.01

Outstanding at December 31, 2022	5,153,291	$7.01	2.8

Exercisable at December 31, 2022	5,153,291	$7.01	2.8

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(12)	Stockholders’ Equity – Continued
Warrants – Continued

The following table presents information related to stock warrants at December 31, 2022:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	1,542,548	4.4	1,542,548
$10.00	3,610,743	2.2	3,610,743

	5,153,291	2.8	5,153,291

(1 3 )	Commitments and Contingencies
Litigation, Claims and Assessments
Former Officers Matter

Following the May 18, 2020 resignation (effective June 1, 2020) of Jennifer Simpson, the Company’s former President and Chief Executive Officer, and Barbra Keck, the Company’s former Chief Financial Officer (the “Claimants”), it became evident that there was a dispute regarding the Company’s compensation obligations to the Claimants. In a letter dated, June 29, 2020, an attorney representing the Claimants made certain claims and threatened litigation against the Company. On or about July 27, 2020, the Claimants filed a statement of claim with the American Arbitration Association against the Company. The Claimants sought payment of certain purported unpaid compensation amounts claimed to be due to them, in an approximate amount of $1.1 million in the aggregate, as well as unspecified statutory damages under New York Labor Law, attorneys’ fees and costs, and statutory interest. The Claimants and the Company agreed to participate in non-binding mediation of their dispute before a neutral mediator, which resulted in the arbitration proceedings being placed in abeyance pending the outcome of the mediation process. With the assistance of the neutral mediator and after careful consideration by the Company’s board of directors following several weeks of negotiations, the Claimants and the Company agreed in mid-May of 2021 to a confidential settlement of their dispute to avoid the expenses and distractions of further arbitration proceedings, with no admission of liability or wrongdoing on the part of the Company. While the Company had accrued for the full purported unpaid compensation amount of
 $1.1
million as of December 31, 2020, the Company ultimately paid less in full and final settlement of its dispute with both of the Claimants. As a result of the confidential settlement, the AAA Arbitration was dismissed with prejudice on June 1, 2021.
medac Matter
In April 2021, the Company’s wholly-owned subsidiary, Delcath Systems Ltd, issued to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), an invoice for a €1 million milestone payment under a License, Supply and Marketing Agreement dated December 10, 2018 (the “medac Agreement”) between medac and the Company. The medac Agreement provided to medac the exclusive right to market and sell CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland and the United Kingdom for which the Company was entitled to a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(13)	Commitments and Contingencies – Continued
Litigation, Claims and Assessments – Continued
medac Matter – Continued

In response to medac’s subsequent dispute and
non-payment
of the invoice, on October 12, 2021, the Company notified medac in writing that it was terminating the medac Agreement due to medac’s nonpayment of the €1 million milestone payment, with the effective date of termination of the medac Agreement being April 12, 2022. medac disputed having an obligation to make the milestone payment and demanded withdrawal of the termination notice. In response to medac’s continued failure to make the milestone payment and its demand for the Company to withdraw its termination notice, on December 16, 2021, we initiated an arbitration proceeding pursuant to the dispute resolution procedures of the medac Agreement. Thereafter, on December 30, 2021, we received a letter from medac stating that, due to our failure to withdraw the termination notice, medac was terminating the medac Agreement with immediate effect. In a separate letter, medac agreed to orderly transition through February 28, 2022 in order to minimize the impact of any termination on patients and physicians. The Company agreed to purchase inventory held at medac in March 2022 for approximately $0.2 million. As a result of the early termination of the medac Agreement, the Company revised its estimate of the contract life which resulted in an acceleration of $1.7 million of revenue recognition associated with deferred revenue.
On December 30, 2022, the parties reached a final settlement of the matter and Delcath has agreed pay medac a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached. The settlement terms also contain a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed on minimum payment amount. The Company has estimated the settlement to be $1.2 million and recorded $1.0

million as other liabilities,
non-current and
$0.2

million as accrued expenses on the Company’s condensed consolidated balance sheet and a $1.2 million charge in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.
Lachman Consulting Services, Inc
On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a Complaint alleging that Delcath owes Lachman approximately $900 in unpaid consulting fees plus interest, costs and attorneys’ fees. The lawsuit is
Lachman Consultant Services, Inc. v. Delcath Systems, Inc., Index No.
 650103-2023 (New York Supreme Court, New York County
. The Company filed an answer to Lachman’s Complaint on February 22, 2023. On March 17, 2023, Delcath responded to Lachman’s March 3, 2023 Motion for Partial Summary Judgment. On March 20, 2023, the Court denied Lachman’s request that the case be moved into the Commercial Division. The current return date of Lachman’s motion for partial summary judgment is March 31, 2023. The dispute arises from a July 22, 2021 agreement between Lachman and Delcath under which Lachman was to provide assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. In August 2022, the Company disputed
$300 of charges from Lachman As of December 31, 2022, the Company has accrued $0.9 million as accrued liability on the Company’s condensed consolidated balance sheet. The Company plans to vigorously defend this lawsuit and has reserved its rights to dispute all of Lachman charges as the litigation proceeds.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(14)	Income Taxes
There is no income tax provision for the years ended December 31, 2022 and 2021, respectively.
Loss before income taxes consists of:

	For the Year Ended December 31,
	2022	2021
Domestic	$(34,547)	$(25,881)
Foreign	(1,960)	232

Income before taxes	$(36,507)	$(25,649)

The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended December 31,
	2022	2021
Income taxes using U.S federal statutory rate	$(7,666)	$(5,386)
Nondeductible interest	139	39
Loss of tax benefit of state net operating loss carryforwards	—	2,799
Branch income	(385)	229
State income taxes, net of federal benefit	(531)	311
Foreign rate differential	165	27
Valuation allowance	9,221	2,114
Stock option expense, exercises and cancellations	752	446
Research and development costs	(708)	(375)
Other	(987)	(204)

	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

	For the Year Ended December 31,
	2022	2021
Deferred tax assets:
Employee compensation accruals	$2,772	$1,777
Accrued liabilities	197	29
Research tax credits	1,429	721
Lease obligation	38	107
Other	160	89
Research expense capitalization	3,203	—
Net operating losses	24,595	20,520

Total deferred tax assets	32,394	23,243

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(14)	Income Taxes – Continued

	For the Year Ended December 31,
	2022	2021
Deferred tax liabilities:
Right of use asset	50	118

Total deferred tax liabilities	50	118

Valuation allowance	32,344	23,125

Net deferred tax assets	$—	$—

As of
 December 31, 2022, and 2021, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $
290.4
 million and $
277.4
 million, respectively. A significant portion of the federal amount is subject to an annual limitation as low as $
28
as a result of changes in the Company’s ownership in May 2003, November 2016, and multiple dates throughout 2017, 2018, 2019 and 2021, as defined by Section 382 of the United States Internal Revenue Code of 1986, as amended (the “IRC”), and the related income tax regulations. As a result of the limitations caused by the multiple ownership changes, approximately $
202.6
 million of the total net operating loss carryforwards is expected to expire unutilized and will be unavailable to offset future federal taxable income. Approximately $
87.7
 million of net operating loss carryforwards remains available to offset future federal taxable income, of which $
1.7
 million will expire between
2023
and
2037
and $
86.0
 million will have an unlimited carryforward period.
In addition, the Company’s state net operating losses are also subject to annual limitations that generally follow the IRC Section 382 provisions (with the exception of Connecticut and Florida), adjusted for each state’s respective income apportionment percentages. As of December 31, 2022, and 2021, the Company had net operating loss carryforwards for states and city income tax purposes between approximately $0.3 million and $195.3 million and between approximately $24.8 million and $193.7

million, respectively, which expire through 2042. As a result of the Section 382 limitations, approximately $190.3 million and $174.5 million of New York State and New York City net operating losses are expected to expire unutilized and will be unavailable to offset future taxable income. Approximately $5.1 million and $5.0 million of net operating loss carryforwards, respectively, will be available to offset future state and city taxable income. As of December 31, 2022 and 2021, the Company had a net operating loss carryforward for foreign income tax purposes of $33.4 million and $28.0 million, respectively, which have indefinite carryforward periods. As of December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of approximately $6.5 million

and $5.8

million, respectively, which expire through 2042. As a result of the Section 382 limitations, all but $1.4 million of the tax credit carryforwards is expected to expire unutilized.
Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance increased by approximately $9.2 million and $1.8 million in 2022 and 2021, respectively. The change in valuation allowance is as follows:

	December 31,
	2022	2021
Beginning Balance	$23,125	$21,332
Charged to costs and expenses	9,221	2,114
Charged to other comprehensive income	(2)	(321)

Ending balance	$32,344	$23,125

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
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
The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company is no longer subject to federal and state examination for tax years ending prior to December 31, 2019; tax years ending

December 31, 2019 through December 31, 2022 remain open to examination. The Republic of Ireland is the Company’s only significant foreign jurisdiction. The Company is no longer subject to Ireland tax examination for tax years ending prior to December 31, 2018 (as Ireland has not initiated an audit of 2017 as of December 31, 2022); tax years ending December 31, 2018 through December 31, 2022 remain open to examination. However, the Company’s tax years

December 31, 1998
through
December 31, 2022
generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards a reutilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

(15)	Fair Value Measurements
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the year ended December 31, 2022:

Level 3
Balance at January 1, 2022	$—
Add: contingent liability recorded on medac settlement	1,168
Change in exchange rate	112

Balance at December 31, 2022	$1,280

Contingent liabilities are
re-measured
to fair value each reporting period using projected financial targets, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and may take into consideration alternate scenarios that could result in more or less profitability for the respective service line. Increases or decreases in projected financial

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share and per share amounts)

(15)	Fair Value Measurements – Continued

targets and probabilities of payment may result in significant changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. There were no financial assets and liabilities that have been measured at fair value as of December 31, 2021. In general, the fair values were determined using Level 3:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2021
Liabilities:
Contingent Liability			$1,280	$1,280

Total Liabilities	$—	$—	$1,280	$1,280

F-3
3

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Accounting Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, because of the material weaknesses in internal control over financial reporting described below

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to a material weakness in internal control over financial reporting on the detection and application of the Company’s expense policy on its share-based compensation under the accelerated method.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Remediation Plans

We have commenced measures to remediate this material weakness and will design additional key controls in order to ensure the Company’s share-based compensation is calculated under the accelerated method. We will continue to assess our finance and accounting staffing needs to ensure remediation of these material weakness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We have begun to implement actions to remediate the material weakness described above. These remediation measures are ongoing and include designing and implementing new key controls to validate the information being reported on our share-based compensation software tool.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there have been changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, as described above.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available at the investors section of our website at www.delcath.com. Information contained on or accessible through this website is not a part of this proxy statement, and the inclusion of such website address in this proxy statement is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by applicable rules and exchange requirements.

Item 11. Executive Compensation

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be furnished pursuant to this Item will be set forth in our proxy statement for the 2023 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2022, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: The following Consolidated Financial Statements and Supplementary Data and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:

•	Consolidated Balance Sheets at December 31, 2022 and 2021

•	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021

•	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

•	Notes to Consolidated Financial Statements

2.	Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed September 25, 2019).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.3	Certificate of Correction to Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 22, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective December 24, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).

3.6	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to Company’s Registration Statement on Form SB-2).

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 11, 2019).

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series E-1 Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 16, 2019).

4.3	Form of Series E Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 11, 2019).

4.4	Form of Series E-1 Warrant to Purchase Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed August 16, 2019).

4.5	Warrant to Purchase Shares, dated August 6, 2021, issued by the Company to Avenue Venture Opportunities Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 11, 2021).

4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed February 7, 2020).

4.7	Form of Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC, including the form of Series F warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A filed on April 20, 2020).

4.8**	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 20, 2022)

4.9	Form of Registration Rights Agreement dated July 18, 2022 between the Company and each other party a signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 20, 2022)

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 13, 2022)

Exhibit No.	Description

4.11	Form of Registration Rights Agreement dated December 7, 2022 between the Company and each other party a signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2022)

4.12**	Description of Securities

10.1	Delcath Systems, Inc. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed on February 7, 2019). #

10.2	Delcath Systems, Inc. 2020 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 10, 2021). #

10.3	Employment Agreement dated August 31, 2020, between the Company and Gerard Michel. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.4	Inducement Award Stock Option Award Agreement dated October 1, 2020, between the Company and Gerard Michel. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 1, 2020). #

10.5	Employee Confidentiality, Invention Assignment and Restrictive Covenants Agreement, dated August 31, 2020, between the Company and Gerard Michel (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2020). #

10.6	Executive Security Agreement between the Company and John Purpura (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 26, 2018). #

10.7	Form of Employee Confidentiality and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 26, 2011). #

10.8	Form of Indemnification Agreement dated April 8, 2009 between the Company and members of the Company’s Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2009).

10.9	Lease dated August 2, 2011 between MBP Co-Ownership Group and Delcath Systems Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 9, 2011).

10.10	Second Amendment to Sublease, dated September 22, 2020, between the Company and Kasowitz Benson Torres LLP. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 filed on November 12, 2020).

10.11	Controlled Equity Offering SM Sales Agreement, dated August 18, 2020, between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 18, 2020).

10.12	Loan and Security Agreement, dated August 6, 2021, between Delcath Systems Inc. as borrow and Avenue Venture Opportunities Fund, L.P., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2021).

10.13	Supplement to the Loan and Security Agreement, dated August 6, 2021, between the Company as borrower and Avenue Venture Opportunities Fund, L.P., as lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 11, 2021).

10.14	Second Note Amending Agreement, dated August 6, 2021, between the Company and Rosalind Opportunities Fund I L.P. and Rosalind Master Fund L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 11, 2021).

Exhibit No.	Description

10.15	Note Amending Agreement, dated as of July 15, 2019, between the Company and Rosalind Opportunities Fund I L.P. and Rosalind Master Fund L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 11, 2021).

10.16	8% Secured Promissory Note, dated July 15, 2019, issued by the Company to Rosalind Opportunities Fund I L.P. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 11, 2021).

10.17	8% Secured Promissory Note, dated July 15, 2019, issued by the Company to Rosalind Master Fund L.P. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed August 11, 2021).

10.18	Securities Purchase Agreement dated July 18, 2022, between the Company and the signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2022)

10.19	Securities Purchase Agreement dated December 7, 2022, between the Company and the signatories thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2022)

21**	Subsidiaries of the Company

23.1**	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on signature page hereto)

31.1**	Certification by Principal Executive Officer Pursuant to Rule 13a 14.

31.2**	Certification by Principal Financial Officer Pursuant to Rule 13a 14.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELCATH SYSTEMS, INC.

/s/ Gerard Michel
Gerard Michel
Chief Executive Officer
(Principal Executive Officer)
Dated: March 27, 2023

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

Signature	Title	Date

/s/ Gerard Michel Gerard Michel	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2023

/s/ Anthony Dias Anthony Dias	Principal Financial Officer	March 27, 2023

/s/ John R. Sylvester John R. Sylvester	Chairman of the Board	March 27, 2023

/s/ Elizabeth Czerepak Elizabeth Czerepak	Director	March 27, 2023

/s/ Steven Salamon Steven Salamon	Director	March 27, 2023

/s/ Roger G. Stoll, Ph D Roger G. Stoll, Ph D	Director	March 27, 2023

/s/ Gil Aharon Gil Aharon	Director	March 27, 2023