Form 10-Q
period 2023-03-31
DELCATH SYSTEMS, INC.
filed 2023-05-22
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May
22
, 2023, 10,620,813 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$24,222	$7,671
Restricted cash	50	4,151
Accounts receivable, net	458	366
Inventories	2,337	1,998
Prepaid expenses and other current assets	1,955	1,969

Total current assets	29,022	16,155
Property, plant and equipment, net	1,392	1,422
Right-of-use assets	185	285

Total assets	$30,599	$17,862

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,428	$2,018
Accrued expenses	7,120	4,685
Lease liabilities, current	93	186
Loan payable, current	3,770	7,846

Total current liabilities	13,411	14,735
Warrant liability	4,940	—
Other liabilities, non-current	1,158	1,144
Loan payable, non-current	992	3,070
Convertible notes payable, non-current	4,806	4,772

Total liabilities	25,307	23,721

Commitments and contingencies	—	—
Mezzanine equity
Preferred F-1 stock, $0.01 par value; 24,900 shares designated ; 24,900 shares and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	18,368	—
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 11,357 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $ .01 par value; 40,000,000 shares authorized; 10,081,634 shares and 10,046,571 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	101	100
Additional paid-in capital	453,370	451,608
Accumulated deficit	(466,483)	(457,484)
Accumulated other comprehensive loss	(64)	(83)

Total stockholders’ equity (deficit)	(13,076)	(5,859)

Total liabilities and stockholders’ equity	$30,599	$17,862

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Product revenue	$597	$207
Other revenue	—	171

Total revenues	597	378
Cost of goods sold	(181)	(33)

Gross profit	416	345

Operating expenses:
Research and development expenses	4,576	4,481
Selling, general and administrative expenses	4,165	4,204

Total operating expenses	8,741	8,685

Operating loss	(8,325)	(8,340)
Interest expense, net	(688)	(645)
Other income (expense)	13	(15)

Net loss	(9,000)	(9,000)
Other comprehensive income:
Foreign currency translation adjustments	19	2

Total other comprehensive loss	$(8,981)	$(8,998)

Common share data:
Basic and diluted loss per common share	$(0.77)	$(1.10)

Weighted average number of basic and diluted shares outstanding	11,622,384	8,190,483

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Three Months ended March 31, 2023
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2023	11,357	$—	10,046,571	$100	$451,607	$(457,483)	$(83)	$(5,859)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Private placement -issuance of common shares, net of expenses	—	—	19,646	1	55	—	—	56
Issuance of common stock with the employee stock purchase plan	—	—	15,417	—	47	—	—	47
Net loss	—	—	—	—	—	(9,000)	—	(9,000)
Total comprehensive income	—	—	—	—	—	—	19	19

Balance at March 31, 2023	11,357	$—	10,081,634	$101	$453,370	$(466,483)	$(64)	$(13,076)

	Three Months ended March 31, 2022
	Preferred Stock		Common Stock
	$0.01 Par Value		$0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at January 1, 2022	11,357	$—	7,906,728	$79	$432,831	$(420,976)	$18	$11,952
Compensation expense for issuance of stock options	—	—	—	—	2,271		—	2,271
Net loss	—	—	—	—	—	(9,000)	—	(9,000)
Total comprehensive income	—	—	—	—	—	—	2	2

Balance at March 31, 2022	11,357	$—	7,906,728	$79	$435,102	$(429,976)	$20	$5,225

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,000)	$(9,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	1,661	2,271
Depreciation expense	30	31
Non-cash lease expense	100	97
Amortization of debt discount	194	194
Interest expense accrued related to convertible notes	27	40
Changes in assets and liabilities:
Decrease in prepaid expenses and other assets	14	39
Increase in accounts receivable	(92)	(134)
Increase in inventories	(339)	(599)
Increase in accounts payable and accrued expenses	3,221	953
Decrease in other liabilities, non-current	(80)	(97)
Decrease in deferred revenue	—	(170)

Net cash used in operating activities	(4,264)	(6,375)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(89)

Net cash used in investing activities	—	(89)

Cash flows from financing activities:
Net proceeds from private placement	22,960	—
Proceeds from the issuance of common stock relating to the employee stock purchase plan	47	—
Repayment of debt	(6,313)	—

Net cash provided by financing activities	16,694	—

Foreign currency effects on cash	20	2

Net increase (decrease) in total cash	12,450	(6,462)
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	11,822	26,953

End of period	$24,272	$20,491

Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$24,222	$16,340
Restricted Cash	50	4,151

Total	$24,272	$20,491

	For Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$491	$411

See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)

(1)	General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
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
In the United States, HEPZATO is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration (the “FDA”). Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted Delcath six orphan drug designations (five for melphalan in the treatment of patients with ocular (uveal) melanoma, cutaneous melanoma, intrahepatic cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the treatment of patients with hepatocellular carcinoma). HEPZATO has not been approved for sale in the United States.
The Company’s clinical development program for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma (“mOM”), a type of primary liver cancer. The Company’s most advanced development program is the treatment of mOM. The Company is currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on
indications that will maximize the value of the HEPZATO platform. In addition to HEPZATO’s use to treat mOM, the Company believes that HEPZATO has the potential to treat other liver dominant cancers, such as Metastatic Colorectal Cancer and Cholangiocarcinoma, and plans to begin the study of HEPZATO to treat such conditions in the near future. The Company believes that the disease states we are investigating and intend to investigate are unmet medical needs that represent significant market opportunities.
In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified
endpoint. For information on the FOCUS Trial, see “Part I, Item 1. Business—Clinical Development Program—The FOCUS Trial” in our Annual Report.
On February 14, 2023, the Company filed a New Drug Application (“NDA”) resubmission (the “NDA resubmission”) with the FDA for the HEPZATO Kit (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval of the HEPZATO Kit in the treatment of patients with unresectable hepatic-dominant mOM. The resubmission was in response to a September 12, 2013 Complete Response Letter (“CRL”) from the FDA for the Company’s NDA in December 2010 seeking approval of its first generation melphalan hydrochloride for injection/hepatic delivery system. The NDA resubmission contains comprehensive data and information on Generation Two HEPZATO Kit relating to the matters identified in the CRL. On March 20, 2023, the FDA determined the NDA resubmission constituted a complete response and set a Prescription Drug User Fee Act target action date of August 14, 2023. The Company continues to promote its early access programs in the United States to make HEPZATO readily available to mOM patients. The Company is focused on continuing to treat these patients with mOM as regulatory approval is sought in the United States. There are currently patients enrolled in our early access program sites.
On February 28, 2022, CHEMOSAT received Medical Device Regulation (“MDR”) certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Risks and Uncertainties
While the long-term economic impact of either the
COVID-19
pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Recent bank failures, including Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank, may also have an impact on the Company’s liquidity and capital resources. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” in “Par
t I –
Item 1A – Risk Factors” in the Company’s Annual Report for additional risks associated with its substantial capital requirements.
Liquidity and Going Concern
At March 31, 2023, the Company had cash, cash equivalents and restricted cash totaling $24.3 million, as compared to cash, cash equivalents and restricted cash totaling $11.8 million at December 31, 2022. During the three months ended March 31, 2023, the Company used $4.3 million of cash in our operating activities.
On March 10, 2023, the Company had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, it held approximately $1.1 million of unrestricted cash in deposits held in SVB, $4.0 million held in a restricted SVB account as required per the Avenue Loan Agreement (as defined in “Note 8 – Loans and Convertible Notes Payable”) and approximately $0.2 million of restricted cash held in SVB collateral accounts as required per the Company’s line of credit for the property in New York City and its credit card program with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors would have access to all of their money starting March 13,2023. On March 13, 2023, the Company was able to access all of its cash, cash equivalents and investments held at or through SVB. While the Company has not experienced any losses in such accounts, the recent failure of SVB exposed it to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. The Company is evaluating alternative solutions which management believes does not expose us to significant credit risk or jeopardizes our liquidity.
The Company’s future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance that it will ever achieve or maintain profitability. The Company has historically funded its operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. The Company has entered into a Controlled Equity Offering
SM
Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three months ended March 31, 2023.
We currently believe that our current cash and cash equivalents will enable us to have sufficient cash past our anticipated PDUFA date of August 14, 2023. Subject to the approval by our stockholders of the private placement that we closed on March 29, 2023 at our upcoming annual general meeting of stockholders, the Tranche A and B warrants issued in such private placement will become exercisable. The exercise of all such warrants would generate approximately $60.0 million in proceeds. We believe that this amount will be adequate to fund the commercialization of HEPZATO, if approved. If there is a substantial delay in the approval of HEPZATO we expect to need to raise additional capital under structures available to us, including debt and/or equity offerings, which may not be on terms favorable to us. In a delayed approval scenario, our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities, or through partnering or licensing transactions in which we receive cash to support our future operations. If we are unable to secure additional capital or if additional capital is not available on favorable terms for us, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.
The Company’s capital commitments over the next twelve months include (a) $9.6 million to satisfy accounts payable, accrued expenses and lease liabilities and (b) $4.4 million of loan principal payments. Additional capital commitments beyond the next twelve months include (a) $0.2 million of lease liabilities; (b) $1.0 million for settlement of litigation with medac; (c) $1.2 million of loan principal payments; and (d) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.
The Company also expects to use cash and cash equivalents to fund its

potential approval of HEPZATO from the FDA, commercialization of HEPZATO and CHEMOSAT and any future clinical research trials and operating activities. The Company’s future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.
On August 6, 2021, the Company entered into the Avenue Loan Agreement with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at March 31, 2023 was 15.45%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. On March 15, 2023, the Company returned to Avenue $4.0 million held in restricted cash to paydown a portion of the outstanding Avenue Loan balance. On March 31, 2023, the Company reached an agreement to amend its existing loan agreement with Avenue to defer the interest only to September 30, 2023. The interest only period may be extended at the Company’s option to December 31, 2023 if, by September 30, 2023, Delcath has (a) received FDA approval for the HEPZATO Kit and (b) received net proceeds of at least $10 million from the sale and issuance of equity securities or exercise of existing warrants. In exchange for this extension, the Company has agreed to provide Avenue with

34,072 warrants to purchase shares of common stock. The exercise price of the warrants is $0.01.

On March 27, 2023, the Company entered into to a securities purchase agreement with certain accredited investors (the “Preferred Purchase Agreement”). Pursuant to the Preferred Purchase Agreement, on March 29, 2023, the Company issued to purchasers an aggregate $24.9 million in shares, consisting of 24,900 shares of the Company’s Series
F-1
Convertible Preferred Stock, par value $0.01 per share (the
“Series F-1 Preferred
Stock”), that are convertible into approximately 7.6 million shares of common stock at a conversion price of $3.30 per share, and two tranches of warrants that are exercisable as follows:

•
Tranche A warrants (the “Preferred Tranche A Warrant
s
”) for an aggregate exercise price of approximately $34.9 million are exercisable for an aggregate of up to 34,860 shares of Series
F-3
Convertible Preferred Stock, par value $0.01 per share (the
“Series F-3 Preferred
Stock”), at an exercise price of $1,000 per share (and convertible into an aggregate of up to approximately 7.8 million shares of common stock at a conversion price of $4.50 per share) until the earlier of 3/31/2026 or 21 days following the Company’s announcement of receipt of FDA approval for HEPZATO; and

•
Tranche B warrants (the “Preferred Tranche B Warrant
s
,” together with the Preferred Tranche A Warrant, the “Preferred Warrants”) for an aggregate exercise price of $24.9 million are exercisable for an aggregate of up to 24,900 shares of Series
F-4
Convertible Preferred Stock, par value $0.01 per share (the “Series
F-4
Preferred Stock” and, together with the Series
F-3
Preferred Stock, the “Preferred Warrant Shares”), at an exercise price of $1,000 per share, (and convertible into an aggregate of up to approximately 4.2 million shares of common stock at a conversion price of $6.00 per share) until the earlier of 3/31/2026 or 21 days following disclosure of the Company’s public announcement of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO (collectively, the “Series F Preferred Offering”).

The shares of Series
F-1
Convertible Preferred Stock, and accompanying warrants, were issued at a price of $1,000 per share. Conversion of the Series
F-1
Convertible Preferred Stock into shares of common stock of the Company, and the exercisability of the warrants, is subject to approval by the Company’s stockholders (the “Stockholder Approval”). The Company received gross proceeds of approximately $24.9 million from the private placement
, before deducting the fees paid to the placement agent and the financial advisors and other financing expenses payable by the Company.
See Note 9 – Preferred Purchase Agreement for additional details related to the Series F Preferred Offering.
Also on March 27, 2023, the Company entered into a securities purchase agreement with the Company’s Chief Executive Officer, Gerard Michel (the “Common Purchase Agreement”). Pursuant to the Common Purchase Agreement, on March 29, 2023, the Company issued to Mr. Michel 19,646 shares of common stock and two tranches of warrants that are exercisable as follows:

•
A

Preferred

Tranche

A

Warrant

(the

“Common

Tranche

A

Warrant’)

for

an

aggregate

exercise

price

of

approximately $0.1
m
illion

are exercisable for an aggregate of up to 31,110 shares of common stock until the earlier of 3/31/2026 or 21 days following the Company’s announcement of receipt of FDA approval for HEPZATO; and

•
A Preferred Tranche B Warrant (the “Common Tranche B Warrant” and, together with the Common Tranche A Warrant, the “Common Warrants”) for an aggregate exercise price of $0.1 million

are exercisable for an aggregate of up to 16,666 shares of common stock until the earlier of 3/31/2026 or 21 days following disclosure of the Company’s public announcement of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO (collectively, the “Common Financing”). The shares of common stock issuable upon exercise of the Common Warrants collectively are referred to herein as the “Common Warrant Shares”.

See Note 10 – Stockholders’ Equity – Equity Offerings and Placements – Common Purchase Agreement for additional details related to the Common Offering.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
Other than the new policies listed below, there have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2022.
Warrant Liabilities
The Company determined the warrant liability was not in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, which classifies and measures certain financial instruments with characteristics of both liability and equity. Entities must consider whether to classify contracts that may be settled in its own stock, such as warrants, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability at their fair value at issuance with subsequent changes in fair value recorded in earnings.
The Company has accounted for the Preferred Warrants as derivative instruments in accordance with ASC 815, Derivatives and Hedging. Management has determined that the Preferred Warrants issued in conjunction with the Preferred Purchase Agreement and the Common Warrants issued in conjunction with the Common Purchase Agreement should be liability classified due to the existence of a pre-specified volatility input to the Black-Scholes calculation which would be used to calculate the repurchase price of the Preferred Warrants and Common Warrants in the event of a Fundamental Transaction, as defined.
The valuations of the warrant liability and preferred F-1 shares were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. In addition, the Company used probabilities of the FDA approval and of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO as inputs in the model to determine the fair value of warrants liability and preferred F-1 shares. The Company will adjust the fair value of the warranty liability at the end of each reporting period.
Mezzanine Equity
The Company accounts for its warrant liability in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, which classifies and measures certain financial instruments with characteristics of both liability and equity. When ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the issuer, and upon such event, the shares would become redeemable at the option of the holders, they are classified as ‘mezzanine equity’ (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future.
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

Revision of Previously Issued Quarterly Financial Statements
In preparation of the Company’s audited financial statements as of and for year ended December 31, 2022, the Company determined it needed to correct previously reported share-based compensation expense for each quarter during 2022. The correction for share-based compensation increased the net loss in amount of $0.8 million for
the first quarter of 2022, $0.5
million for
the second quarter of 2022 and $0.4
million for
the third quarter of fiscal 2022. The share-based
compensation adjustment is a
non-cash
adjustment and did not have any impact on the cash balances for the Company.
The following tables contain the financial
information for the periods previously reported and have been updated to reflect the revisions of the Company’s financial statements. The revisions do not have an impact on the Company’s cash position
.
The Company has not amended its previously filed Quarterly Reports on Form
10-Q
for the three quarterly periods ended September 30, 2022. The impact of the revision on the Company’s financial statements for the first quarter of 2022 is reflected in the following table:

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

(2)	Cash, Cash Equivalents and Restricted Cas h
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in
Restricted
Cash
on the balance sheets.
Cash, cash equivalents, and restricted cash balances were as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$24,222	$7,671
Restricted balance for loan agreement	—	4,000
Letters of credit	—	101
Security for credit cards	50	50

Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$24,272	$11,822

On March 15, 2023, the Company returned to Avenue the $4.0 million held in the restricted cash to paydown a portion of the outstanding Avenue Loan balance. On March 31, 2023, letter of credit for the sub-lease
agreement for office space at 1633 Broadway, New York, NY expired.

(3)	Inventories
Inventories consist of the following:

	March 31, 2023	December 31, 2022
Raw materials	$811	$763
Work-in-process	1,410	1,102
Finished goods	116	133

Total inventories	$2,337	$1,998

(4)	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2023	2022
Clinical trial expenses	$1,630	$1,630
Insurance premiums	109	123
Professional services	91	121
Other	125	95

Total prepaid expenses and other current assets	$1,955	$1,969

(5)	Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

	March 31, 2023	December 31, 2022	Estimated Useful Life
Buildings and land	$1,301	$1,301	30 years - Buildings
Enterprise hardware and software	1,856	1,855	3 years
Leaseholds	1,781	1,774	Lesser of lease term or estimated useful life
Equipment	1,223	1,222	7 years
Furniture	201	201	5 years

Property, plant and equipment, gross	6,362	6,353
Accumulated depreciation	(4,970)	(4,931)

Property, plant and equipment, net	$1,392	$1,422

Depreciation expenses for the three months ended March 31, 2023 and 2022 was $30 and $31 respectively.

(6)	Accrued Expenses
Accrued expenses consist of the following:

	March 31,	December 31,
	2023	2022
Clinical expenses	$2,398	$1,470
Compensation, excluding taxes	1,559	1,040
Professional fees	2,189	1,087
Interest on convertible note	593	553
Other	381	535

Total accrued expenses	$7,120	$4,685

(7)	Leases
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

The following table summarizes the Company’s operating leases as of and for the three months ended March 31, 2023:

	U.S.	Ireland	Total
Lease cost
Operating lease cost	$97	$9	$106
Other information
Operating cash flows out from operating leases	(97)	(9)	(106)
Weighted average remaining lease term	0.5	3.6
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	U.S.	Ireland	Total
Year ended December 31, 2023	58	28	86
Year ended December 31, 2024	—	37	37
Year ended December 31, 2025	—	37	37
Year ended December 31, 2026	—	22	22

Total	58	124	182
Less present value discount	(1)	(15)	(16)

Operating lease liabilities included in the condensed consolidated balance sheets at March 31, 2023	$57	$109	$166

(8)	Loans and Convertible Notes Payable

	March 31, 2023			December 31, 2022
	Gross	Discount	Net	Gross	Discount	Net
Loan - Avenue [1]	5,610	(849)	4,762	11,923	(1,008)	10,916
Loan - Avenue [1] - Less Current Portion	(4,442)	672	(3,770)	(8,570)	724	(7,846)

Total - Loans Payable, Non-Current	$1,168	$(177)	$992	$3,353	$(284)	$3,070

Convertible Note Payable - Rosalind	2,000	—	2,000	2,000	—	2,000
Convertible Portion of Loan Payable - Avenue	3,000	(201)	2,799	3,000	(228)	2,772

Total - Convertible Notes Payable - Non-Current	$5,000	$(201)	$4,799	$5,000	$(228)	$4,772

[1]	The gross amount includes the 4.25% final payment of $467.5.
Remaining maturities of the Company’s loan and convertible note payables are as follows:

	Loans	Convertible Notes	Total
Year ended December 31, 2023	$4,442	$—	$4,442
Year ended December 31, 2024	1,168	5,000	6,168

Total	$5,610	$5,000	$10,610

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue for a term loan in an aggregate principal amount of up to $20.0 million. The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at March 31, 2023 was 15.45%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.
The initial tranche of the Avenue Loan is $15.0 million, including $4.0 million that was funded into a restricted account and would be released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall Response Rate exceeds the pre-specified
threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the FDA, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20 million.
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

The Company will make monthly interest-only payments during the first fifteen months of the term of the Avenue Loan, which could be increased to up to twenty-four months upon the achievement of specified performance milestones. Following the interest-only period, the Company will make equal monthly payments of principal plus interest until the maturity date, when all remaining principal outstanding and accrued interest must be paid. If the Company prepays the Avenue Loan, it will be required to pay (a) a prepayment fee of 3% if the Avenue Loan is prepaid during the interest-only period; and (b) a prepayment fee of 1% if the Avenue Loan is prepaid after the interest-only period. The Company must make an incremental final payment equal to 4.25% of the aggregate funding. On March 15, 2023, the Company returned to Avenue $4.0 million held in the restricted cash to paydown a portion of the outstanding loan balance and reduce the monthly principal payments and an incremental 4.25% of the final payment totaling $0.2 million
. On March 31, 2023, the Company reached an agreement to amend the Avenue Loan Agreement to defer the interest only to September 30, 2023. The interest only period may be extended at the Company’s option to December 31, 2023 if, by September 30, 2023, the Company has (a) received FDA approval for the HEPZATO Kit and (b) received net proceeds of at least $10 million from the sale and issuance of equity securities or exercise of existing warrants. In exchange for this extension, the Company has agreed to provide Avenue with
34,072 warrants to purchase shares of common stock. The exercise price of the warrants is $0.01.
The Avenue Loan Agreement requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan Agreement also contains customary events of default, including non-payment
of principal or interest, violations of covenants, bankruptcy and material judgments.
The Company determined that the embedded conversion option associated with the Avenue Loan was not required to be bifurcated. The Company determined that the Avenue Warrant met the criteria to be equity-classified. The $0.6 million value of the final payment was treated as original issue discount. The $1.2 million relative fair value of the Avenue Warrant was credited to Additional Paid in Capital while it was debited as debt discount. Of the $0.6 million
of cash issuance costs, $0.5
million
was allocated to the Avenue Loan and was recorded as debit discount, while $0.1 million
was allocated to the Avenue Warrant and was debited to Additional Paid in Capital. Of the $2.3 million of aggregate debt discount, $1.9 million was allocated to the non-convertible
portion of the Avenue Loan, while $0.4
million
was allocated to the convertible portion of the Avenue Loan. Aggregate debt discount amortization of $0.2 million was recorded during the three months ended
March 31, 2023, including
$0.2
 million
related to the
non-convertible
portion of the Avenue Loan and
nominal amount
to the convertible portion of the Avenue Loan. The Company also determined that the convertible portion of the Avenue Loan did not include a beneficial conversion feature, because the effective conversion price exceeded the commitment date market price of the Company’s common stock. Interest expense incurred was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.
Convertible Notes Payable
The Company has $2.0 million of principal outstanding related to Senior Secured Promissory Notes (the “Rosalind Notes”) which bear interest at 8% per annum. Pursuant to their original terms, the Rosalind Notes were convertible into Series E Preferred Stock at a price of $1,500 per share and were to mature on July 16, 2021. Interest expense was $40 for the three months ended March 31, 2023 and 2022, respectively.
On August 6, 2021, the Company executed an agreement to amend the Rosalind Notes to (a) reduce the conversion price to $1,198 per share of the Company’s Series E Convertible Preferred Stock; and (b) extend the maturity date to October 30, 2024. In addition, in order to induce Avenue to provide the Avenue Loan described above, the holders of the Rosalind Notes agreed to subordinate all of the Company’s indebtedness and obligations to the holders; and (b) all of the holders’ security interest, to the Avenue Loan and Avenue’s security interest in the Company’s property.

(9)	Preferred Purchase Agreement
Preferred Purchase Agreement
On March 29, 2023, the Company closed the Series F Preferred Offering. Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Voting Preferred Stock (the “Certificate of Designation”), each share of
Series F-1 Preferred
Stock is, subject to the Stockholder Approval, automatically convertible into shares of common stock and/or, if applicable, shares of
Series F-2 Preferred
Stock, par value $0.01 per share (the “Series
F-2
Preferred Stock” and, together with the Series
F-1
Preferred Stock, the Series
F-3
Preferred Stock and the Series
F-4
Preferred Stock, the “Series F Preferred Stock”), of the Company in lieu of common stock.
The aggregate exercise price of the Preferred Tranche A Warrants is approximately $34.9 million, exercisable for an aggregate of 34,860 shares of
Series F-3 Preferred
Stock commencing on the Exercisability Date until the earlier of 21 days following the Company’s announcement of receipt of approval from the U.S. Food and Drug Administration for HEPZATO and March 31, 2026.
The aggregate exercise price of the Preferred Tranche B Warrants is approximately $24.9 million, exercisable for an aggregate of 24,900 shares of
Series F-4 Preferred
Stock commencing on the Exercisability Date until the earlier of 21 days following the Company’s announcement of receipt of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and March 31, 2026; provided, however, that if the FDA Approval occurs on or before February 15, 2024 and the holder of the Preferred Tranche B Warrant has not exercised its Preferred Tranche A Warrant by or before March 7, 2024, then any
Series F-4 Preferred
Stock not yet exercised pursuant to the Preferred Tranche B Warrant at such time shall expire.
Subject to the terms and limitations contained in the Certificate of Designation, the
Series F-1 Preferred
Stock issued in the Series F Preferred Offering will not become convertible until the Stockholder Approval. On the first (1st) Trading Day following the announcement of the Stockholder Approval, each share of
Series F-1 Preferred
Stock shall automatically convert into common stock, at the conversion price of $3.30 per share, subject to the terms and limitations contained in the Certificate of Designation. Subject to the limitations set forth in the

Certificate of Designation, at the option of the holder, each share of
Series F-2 Preferred
Stock,
Series F-3 Preferred
Stock or
Series F-4 Preferred
Stock shall be convertible into common stock, at the conversion price of $3.30 per share, $4.50 per share and $6.00 per share, respectively, rounded down to the nearest whole share, and in each case subject to the terms and limitations contained in the Certificate of Designation.
If Stockholder Approval isn’t received by the
one-year
anniversary of the March 2023 Securities Offering, then the Series
F-1
Preferred becomes redeemable at the option of the Requisite Holders for the Liquidation Preference Amount at any time until the three-year anniversary of the March 31, 2023 Securities Offering. The Requisite Holders is a majority of the then Series F Stockholders. Series F Convertible Preferred Stock Liquidation Payments are triggered upon (a) any voluntary or involuntary liquidation, dissolution or winding up of the Company; (b) a change of control transaction; or (c) a Deemed Liquidation Event (collectively a “Liquidation”). Prior to Stockholder Approval, the Series F Convertible Preferred Stock has parity with the Series E and Series
E-1
Convertible Preferred Stock and the Liquidation Payments would be three (3) times the original issuance price, plus declared but unpaid dividends, until Stockholder Approval is received. After Stockholder Approval, the Liquidation Payments would be distributed to both the Preferred and Common stockholders, on an “as converted basis”.
The Company concluded that the preferred warrants were not in the scope of Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity ASC 480,) since the preferred warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of preferred stock, The Company determined the preferred warrants met the definition of a derivative but were not considered indexed to the Company’s stock common since the warrants require early settlement by repurchasing the preferred warrants for cash in an amount equal to the Black-Scholes value in the event of a Fundamental Transaction at pre-specified
volatility of 100% as an input to the Black-Scholes calculation. The Company determined to record the preferred warrants at fair value with subsequent changes in fair value recorded in earnings.
The gross proceeds of
$24.9

million were allocated first to the Preferred Warrant liabilities at their fair value of
$4.9
million, with the residual of
$20.0 million
being allocated to the Series F-1 Preferred Stock. Since the Series
F-1
Preferred Stock is redeemable at the option of the holder beginning at the one-year anniversary of the March 2023 Securities Offering, until Stockholder Approval is received the Series
F-1
Preferred Stock is initially classified as temporary (mezzanine) equity at allocated proceeds of $
20.0
million less issuance costs of the $
1.6
 million. The Company expensed $
0.4
million of issuance costs that were allocated to the warranty liability during the three months ended March 31, 2023.
The Series
F-2,
F-3
and
F-4
Preferred Stock are not mandatorily redeemable, redeemable at the holder’s election or contingently redeemable at the holder’s election (at this point, a Deemed Liquidation Event would potentially trigger pro rata liquidation payments to the preferred and common stockholders on a pro rata “as converted” basis. Accordingly, the Series
F-2,
F-3
and
F-4
Preferred will be classified as permanent equity. After stockholder approval, the Series F-1 Preferred Stock automatically converts into common stock which is classified as permanent equity.

(10)	Stockholders’ Equity
Equity Offerings and Placements
Common Purchase Agreement
On March 29, 2023, the Company closed the Common Offering.
The aggregate exercise price of the Common Tranche A Warrants is approximately $0.1 million
, exercisable for an aggregate of 31,110 shares of Common Stock commencing on the Exercisability Date until the earlier of 21 days following the Company’s announcement of receipt of FDA Approval and March 31, 2026.
The aggregate exercise price of the Common Tranche B Warrants is approximately $0.1 mi
llion
, exercisable for an aggregate of 16,666 shares of Common Stock commencing on the Exercisability Date until the earlier of 21 days following the Company’s announcement of receipt of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and March 31, 2026; provided, however, that if the FDA Approval occurs on or before February 15, 2024 and the holder of the Common Tranche B Warrant has not exercised its Common Tranche A Warrant by or before March 7, 2024, then any warrants not yet exercised pursuant to the Common Tranche B Warrant at such time shall expire.
The Company determined that the common warrants should be liability-classified because they had the same features that resulted in the preferred warrants being liability-classified.
Registration Rights for Preferred and Common Offerings
Pursuant
to the Preferred Purchase Agreement and the Common Purchase Agreement (collectively, the “Purchase Agreements”), as soon as practicable following the receipt of the Stockholder Approval, the Company shall file a registration statement on
Form S-3 providing
for the resale by the investors party thereto of the common stock issuable upon conversion of the Registrable Shares (as defined in the Purchase Agreements”) and to use commercially reasonable efforts to have the registration statement declared effective within twenty-one (21) days
following the filing date (or, in the event that the staff of the Securities and Exchange Commission reviews and has written comments to such registration statement, within forty-five (45) days following the filing date). The Company further agreed to take all steps necessary to keep such registration statement effective at all times until all Registrable Shares have been resold, or there remains no Registrable Shares.
The securities issued in the Series F Preferred Offering and the Common Offering have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration. There is no established public trading market for the Series F Preferred Stock, the Preferred Warrants, the Preferred Warrant Shares or the Common Warrants and the Company does not intend to list such securities on any national securities exchange or nationally recognized trading system.
The Company concluded that the common warrants were in the scope of Accounting Standards Codification (ASC) 480, Distinguishing Liabilities from Equity ASC 480,) since the common warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of common stock, The Company determined the common warrants met the definition of a derivativ
e and w
ere not considered indexed to the Company’s stock common since the warrants require early settle by repurchasing the warrants for cash in an amount equal to the Black-Scholes Value in the event of a Fundamental Transaction at pre-specified volatility at 100% as an input to the Black-Scholes calculation. Since the common warrants uses a pre-specific volatility and needing stockholders’ approval, the Company determined to record the common warrants at fair value and will be marked-to-market at subsequent reporting dates.

Other Private Placements
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
At-the-Market
Offering
The Company has entered into the ATM Sales Agreement, pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three months ended March 31, 2023.
The Company has no obligation to sell any shares of common stock under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, the Sales Agent is required to use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations and the rules of the Nasdaq Stock Market, to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company will pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each such sale, reimburse the Sales Agent’s legal fees and disbursements up to $50 and provide the Sales GENT with customary indemnification and contribution rights. The Sales Agreement may be terminated by the Sales Agent or the Company upon notice to the other party as provided in the sales agreement, or the Sales Agent at any time in certain circumstances, including the occurrence of a material and adverse change in the Company’s business or financial condition that makes it impractical or inadvisable to market common stock or to enforce contracts for the sale of common stock.
Authorized Shares
The Company is authorized to issue 40 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. To date, the Company has designated the following preferred stock: Series A (4,200 shares), Series B (2,360 shares), Series C (590 shares), Series D (10,000 shares), Series E (40,000 shares), Series
E-1
(12,960 shares), Series
F-1
(
24,900
shares), Series
F-2
(24,900 shares), Series
F-3
(34,860 shares), and Series
F-4
(24,900 shares).
Preferred Stock
As of March 31, 2023, there were an aggregate of 11,357 shares of
Series E and Series
E-1
Convertible Preferred Stock outstanding.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified
stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of March 31, 2023, there are 2,475,000 shares of common stock reserved under the 2020 Plan, of which 195,167 remained available to be issued.

Stock Options
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions during the reporting periods:

	Three Months Ended March 31,
	2023	2022

Expected terms (years)	5.8%	5.5%-6.5%
Expected volatility	172.8%	174.8.% -177.1%
Risk-free interest rate	4.08%	1.75% - 1.90%
Expected dividends	—	0.00%
The following is a summary of stock option activity for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,235,052	$10.30
Granted	728,000	4.67
Expired	(51,073)	10.54
Cancelled/Forfeited	(17,586)	11.42

Outstanding at March 31, 2023	2,894,393	$8.87	8.4	$935

Exercisable at March 31, 2023	1,505,927	$10.81	7.7	$44

The following table summarizes information for stock option shares outstanding and exercisable at March 31, 2023:

		Options Exercisable
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$2.83 - $51.50	2,893,894	8.4	1,505,428
$51.50+	499	5.8	499

	2,894,393	7.7	1,505,927

The following is a summary of share-based compensation expense in the statement of operations for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2023	2022

Selling, general and administrative	$1,118	$1,475
Research and development	417	744
Cost of goods sold	126	52

Total	$1,661	$2,271

At March 31, 2023, there was $1.9 million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 1.4 years.
Common Stock Warrants
The following is a summary of common stock warrant activity for the three months ended March 31, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2023	5,153,291	$7.01
Warrants issued	81,849	2.94

Outstanding at March 31, 2023	5,235,140	$6.95	2.6

Exercisable at March 31, 2023	5,187,363	$6.96	2.6

The following table presents information related to common stock warrants at March 31, 2023:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	1,576,620	4.2	1,576,620
$4.50-$6.00	47,777
$10.00	3,610,743	1.9	3,610,743

	5,235,140	2.6	5,187,363

On April 18, 2023, there were 538,828 $0.01 warrants exercised for 538,828 common shares.
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
offering period. In January 2023, an aggregate
 of
15,417 shares were purchased by participating employees for the offering period of July 1, 2022 to December 31, 2022.

(11)	Net Loss per Share
Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities, except for those shares that are issuable for little or no cash consideration. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options convertible preferred shares and preferred and common warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.
The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2023 and 2022 because their effects would be anti-dilutive:

	March 31,
	2023	2022
Common stock warrants	3,658,520	3,610,743
Assumed conversation of preferred stock warrants	11,896,667	—
Assumed conversion of preferred stock	8,681,176	1,135,721
Assumed conversion of convertible notes	488,031	488,031
Stock options	2,894,393	2,238,103

Total	27,618,787	7,472,598

At March 31, 2023, the Company had 1,576,620
pre-funded
warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Weighted average shares issued	10,081,634	7,906,728
Weighted average pre-funded warrants	1,540,750	283,755

Weighted average shares outstanding	11,622,384	8,190,483

(12)	Income Taxes
As discussed in “Note 14—Income Taxes” to the notes to the consolidated financial statements contained in the Annual Report, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in its balance sheet.
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
The Inflation Reduction Act of 2022 included tax legislation that became effective in the
first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of March 31, 2023, however the Company will continue to evaluate the effect on the tax provision each reporting period.

(13)	Commitments and Contingencies
medac Matter
In April 2021, the Company’s wholly owned subsidiary, Delcath Systems Ltd, issued to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), an invoice for a €1 million milestone payment under a License, Supply and Marketing Agreement dated December 10, 2018 (the “medac Agreement”) between medac and the Company. The medac Agreement provided to medac the exclusive right to market and sell CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland and the United Kingdom for which the Company was entitled to a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties.
In response to medac’s subsequent dispute and
non-payment
of the invoice, on October 12, 2021, the Company notified medac in writing that it was terminating the medac Agreement due to medac’s nonpayment of the €1 million milestone payment, with the effective date of termination of the medac Agreement being April 12, 2022. medac disputed having an obligation to make the milestone payment and demanded withdrawal of the termination notice. In response to medac’s continued failure to make the milestone payment and its demand for the Company to withdraw its termination notice, on December 16, 2021, the Company initiated an arbitration proceeding pursuant to the dispute resolution procedures of the medac Agreement. Thereafter, on December 30, 2021, the Company received a letter from medac stating that, due to the Company’s failure to withdraw the termination notice, medac was terminating the medac Agreement with immediate effect. In a separate letter, medac agreed to orderly transition through February 28, 2022
,
in order to minimize the impact of any termination on patients and physicians. The Company agreed to purchase inventory held at medac in March 2022 for approximately $0.2 million.
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed pay medac a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached. The settlement terms also contain a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the fair value of the settlement to be $1.3 million as of March 31, 2023 and recorded $1.1 million as other liabilities, non-current
and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of March 31,

2023.
Lachman Consulting Services, Inc
On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a Complaint alleging that Delcath owes Lachman approximately $0.9 million in unpaid consulting fees plus interest, costs and attorneys’ fees. The lawsuit is Lachman Consultant Services, Inc. v. Delcath Systems, Inc., Index No. 650103-2023 (New York Supreme Court, New York County. The Company filed an answer to Lachman’s Complaint on February 22, 2023. On March 17, 2023, Delcath responded to Lachman’s March 3, 2023 Motion for Partial Summary Judgment. On March 20, 2023, the Court denied Lachman’s request that the case be moved into the Commercial Division. The current return date of Lachman’s motion for partial summary judgment is March 31, 2023. The dispute arises from a July 22, 2021 agreement between Lachman and Delcath under which Lachman was to provide assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. In August 2022, the Company disputed $0.3 million of charges from Lachman As of March 31, 2023, the Company has accrued $0.9 million as accrued liability on the Company’s condensed consolidated balance sheet. The Company plans to vigorously defend this lawsuit and has reserved its rights to dispute all of Lachman charges as the litigation proceeds.

(14)	Fair Value Measurements
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the year ended March 31, 2023:

	Level 3
	Contigent liabilities	Warrants	Total

Balance at January 1, 2023	$1,280	$—	$1,280
Total change in foreign exchange	25		25
Fair value of the warrant liability issued		4,940	4,940

Balance at March 31, 2023	$1,305	$4,940	$6,245

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
As disclosed in Note 9 and Note 10 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of private placement of the Company’s preferred
F-1
shares to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the warrants as a long-term liability due to certain provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date and has accounted for them as derivative instruments in accordance with ASC 815, adjusting the fair value at the end of each reporting period.
The fair value of the preferred and common warrants at March 29, 2023 was determined by using option pricing models assuming the following:

March 29, 2023
Risk free interest rate	3.80% - 4.80%
Expected term (years)	0.5 - 3.0
Expected volatility	70% - 75%
Expected dividends	0.00%

Additionally, the Company has determined that the warrant liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of Delcath stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of Delcath stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC
820-10).
The risk-free rate of return is a Level 2 input as defined in ASC
820-10,
while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, the fair values were determined using Level 3:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2023

Description
Liabilities:
Contingent liability	—	—	$1,305	$1,305
Warrant liability			4,940	4,940

Total liabilities	$—	$—	$6,245	$6,245

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022
Description
Liabilities:
Contingent liability	—	—	$1,280	$1,280

Total liabilities	$—	$—	$1,280	$1,280

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of Delcath Systems, Inc. (“Delcath” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023, to provide an understanding of its results of operations, financial condition and cash flows.

All references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer to Delcath Systems, Inc., and its subsidiaries unless the context indicates otherwise.

This Quarterly Report on Form 10-Q and may include trademarks, service marks and trade names owned or licensed by us, including CHEMOFUSE, CHEMOSAT, CHEMOSATURATION, DELCATH, HEPZATO, HEPZATO KIT, PHP and THE DELCATH PHP SYSTEM. Solely for convenience and readability, trademarks, service marks and trade names, including logos, artwork and other visual displays, may appear in a non-traditional trademark usage manner, including without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of the Company or the Company’s licensor, as applicable.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and the risks discussed in our Annual Report in Part I, Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the SEC. These forward-looking statements include, but are not limited to, statements about:

•	our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;

•	actions by the FDA relating to our New Drug Application resubmission;

•	the ability of the Company to respond to FDA queries related to our scheduled Prescription Drug User Fee Act target action dated of August 4, 2023;

•	our successful inspections by the FDA or foreign regulatory agencies;

•	the commencement of future clinical trials and the results and timing of those clinical trials;

•	our ability to successfully commercialize CHEMOSAT and HEPZATO, generate revenue and successfully obtain reimbursement for the procedure and system;

•	the progress and results of our research and development programs;

•	submission and timing of applications for regulatory approval and approval thereof;

•	our ability to successfully source certain components of CHEMOSAT and HEPZATO and enter into supplier contracts;

•	our ability to successfully manufacture CHEMOSAT and HEPZATO;

•	our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and

•	our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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

In the United States, HEPZATO is considered a combination drug and device product and is regulated as a drug by the United States Food and Drug Administration (the “FDA”). Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted Delcath six orphan drug designations (five for melphalan in the treatment of patients with ocular (uveal) melanoma, cutaneous melanoma, intrahepatic cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the treatment of patients with hepatocellular carcinoma). HEPZATO has not been approved for sale in the United States.

Our clinical development program for HEPZATO is comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that is investigating objective response rate in metastatic ocular melanoma (“mOM”), a type of primary liver cancer. Our most advanced development program is the treatment of mOM. We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications that will maximize the value of the HEPZATO platform. In addition to HEPZATO’s use to treat mOM, we believe that HEPZATO has the potential to treat other liver dominant cancers, such as Metastatic Colorectal Cancer and Cholangiocarcinoma, and plan to begin the study of HEPZATO to treat such conditions in the near future. We believe that the disease states we are investigating and intend to investigate are unmet medical needs that represent significant market opportunities.

In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified endpoint. For information on the FOCUS Trial, see “Part I, Item 1. Business—Clinical Development Program—The FOCUS Trial” in our Annual Report.

On February 14, 2023, we filed a New Drug Application (“NDA”) resubmission with the FDA for the HEPZATO Kit (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval of the HEPZATO Kit in the treatment of patients with unresectable hepatic-dominant mOM. The resubmission was in response to a September 12, 2013 Complete Response Letter (“CRL”), from the FDA for the Company’s NDA in December 2010 seeking approval of its first generation melphalan hydrochloride for injection/hepatic delivery system. The NDA resubmission contains comprehensive data and information on Generation Two HEPZATO Kit relating to the matters identified in the CRL. On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a Prescription Drug User Fee Act target action date of August 14, 2023. We continue to promote our early access programs in the United States to make HEPZATO readily available to mOM patients. We are focused on continuing to treat these patients with mOM as regulatory approval is sought in the United States. There are currently patients enrolled in our early access program sites.

On February 28, 2022, CHEMOSAT received Medical Device Regulation (MDR) certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, we have assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

Results of Operations for the three months ended March 31, 2023 (in thousands)

Three months ended March 31, 2023 Compared with Three months ended March 31, 2022

Revenue

We recorded approximately $0.6 million in revenue for the three months ended March 31, 2023 compared to $0.4 million for the three months ended March 31, 2022. The increase in product revenue was primarily due to the transition to direct sales in Europe beginning in March 2022.

Cost of Goods Sold

For the three months ended March 31, 2023, we recorded cost of goods sold of approximately $0.2 million compared to a nominal amount for the three months ended March 31, 2022, which was primarily due to the transition of direct sales in Europe beginning in March 2022.

Research and Development Expenses

Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. To date, these costs are related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. For the three months ended March 31, 2023, research and development expenses relatively flat at $4.6 million and $4.5 million for three months ended March 31, 2023 and March 31, 2022, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three months ended March 31, 2023 and 2022, selling, general and administrative expenses also remained relatively flat at $4.2 million, respectively.

Other Income/Expense

Other income (expense) is primarily related to income or expense associated with financial instruments. For the three months ended March 31, 2023 and 2022, other expenses were $0.7 million.

Liquidity and Capital Resources

At March 31, 2023, we had cash, cash equivalents and restricted cash totaling $24.3 million, as compared to cash, cash equivalents and restricted cash totaling $11.8 million at December 31, 2022. During the three months ended March 31, 2023, we used $4.3 million of cash for operating activities and $6.3 million for principal payments.

On March 27, 2023, we entered into to a securities purchase agreement with certain accredited investors (the “Preferred Purchase Agreement”). Pursuant to the Preferred Purchase Agreement, on March 29, 2023, we issued to purchasers an aggregate $24.9 million in shares, consisting of 24,900 shares of our Series F-1 Convertible Preferred Stock, par value $0.01 per share (the “Series F-1 Preferred Stock”), that are convertible into approximately 7.6 million shares of common stock at a conversion price of $3.30 per share, and two tranches of warrants that are exercisable as follows:

•

Tranche A warrants (the “Preferred Tranche A Warrants”) for an aggregate exercise price of approximately $34.9 million are exercisable for an aggregate of up to 34,860 shares of Series F-3 Convertible Preferred Stock, par value $0.01 per share (the “Series F-3 Preferred Stock”), at an exercise price of $1,000 per share (and convertible into an aggregate of up to approximately 7.8 million shares of common stock at a conversion price of $4.50 per share) until the earlier of 3/31/2026 or 21 days following our announcement of receipt of FDA approval for HEPZATO; and

•

Tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrant, the “Preferred Warrants”) for an aggregate exercise price of $24.9 million are exercisable for an aggregate of up to 24,900 shares of Series F-4 Convertible Preferred Stock, par value $0.01 per share (the “Series F-4 Preferred Stock” and, together with the Series F-3 Preferred Stock, the “Preferred Warrant Shares”), at an exercise price of $1,000 per share, (and convertible into an aggregate of up to approximately 4.2 million shares of common stock at a conversion price of $6.00 per share) until the earlier of 3/31/2026 or 21 days following disclosure of our public announcement of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO (collectively, the “Series F Preferred Offering”).

The shares of Series F-1 Convertible Preferred Stock, and accompanying warrants, were issued at a price of $1,000 per share. Conversion of the Series F-1 Convertible Preferred Stock into shares of our common stock, and the exercisability of the warrants, is subject to approval by our stockholders (the “Stockholder Approval”). We received gross proceeds of approximately $25.0 million from private placement, before deducting the fees paid to the placement agent and the financial advisors and other financing expenses payable by us.

Also on March 27, 2023, we entered into a securities purchase agreement with our Chief Executive Officer, Gerard Michel (the “Common Purchase Agreement”). Pursuant to the Common Purchase Agreement, on March 29, 2023, we issued to Mr. Michel 19,646 shares of common stock and two tranches of warrants that are exercisable as follows:

•

A Preferred Tranche A Warrant (the “Common Tranche A Warrant’) for an aggregate exercise price of approximately $0.1million are exercisable for an aggregate of up to 31,110 shares of our common stock until the earlier of 3/31/2026 or 21 days following our announcement of receipt of FDA approval for HEPZATO; and

•

A Preferred Tranche B Warrant (the “Common Tranche B Warrant” and, together with the Common Tranche A Warrant, the “Common Warrants”) for an aggregate exercise price of $0.1 million are exercisable for an aggregate of up to 16,666 shares of common stock until the earlier of 3/31/2026 or 21 days following disclosure of our public announcement of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO (collectively, the “Common Financing”). The shares of common stock issuable upon exercise of the Common Warrants collectively are referred to herein as the “Common Warrant Shares”.

On March 10, 2023, we had a banking relationship with SVB. As of the closure of SVB on March 10, 2023, we held approximately $1.1 million of unrestricted cash in deposits held in SVB, $4.0 million held in a restricted SVB account as required per the Avenue Loan Agreement (as defined in “Note 8 – Loans and Convertible Notes Payable”) and approximately $0.2 million of restricted cash held in SVB collateral accounts as required per our line of credit for the property in New York City and our credit card program with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. On March 13, 2023, we were able to access all of our cash, cash equivalents and investments held at or through SVB. While we have not experienced any losses in such accounts, the recent failure of SVB exposed us to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors. We are evaluating alternative solutions which management believes does not expose us to significant credit risk or jeopardizes our liquidity.

Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and there can be no assurance that we will ever achieve or maintain profitability. We have historically funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of our common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. We have entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which we may offer and sell, at our sole discretion through the Sales Agent, shares of our common stock having an aggregate offering price of up to $17.0 million. To date, we have sold approximately $4.0 million of our common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three months ended March 31, 2023.

We currently believe that our current cash and cash equivalents will enable us to have sufficient cash past our anticipated PDUFA date of August 14, 2023. Subject to the approval by our stockholders of the private placement that we closed on March 29, 2023 at our upcoming annual general meeting of stockholders, the Tranche A and B warrants issued in such private placement will become exercisable. The exercise of all such warrants would generate approximately $60.0 million in proceeds. We believe that this amount will be adequate to fund the commercialization of HEPZATO, if approved. If there is a substantial delay in the approval of HEPZATO we expect to need to raise additional capital under structures available to us, including debt and/or equity offerings, which may not be on terms favorable to us. In a delayed approval scenario, our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities, or through partnering or licensing transactions in which we receive cash to support our future operations. If we are unable to secure additional capital or if additional capital is not available on favorable terms for us, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

Our capital commitments over the next twelve months include (a) $9.6 million to satisfy accounts payable, accrued expenses and lease liabilities and (b) $4.4 million of loan principal payments. Additional capital commitments past the next twelve months include (a) $0.2 million of lease liabilities; (b) $1.0 million for settlement of litigation with medac; (c) $1.2 million of loan principal payments; and (d) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.

The Company also expect to use cash and cash equivalents to fund our potential approval of HEPZATO from the FDA, commercialization of HEPZATO and CHEMOSAT and any future clinical research trials and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.

On August 6, 2021, the Company entered into the Avenue Loan Agreement with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at March 31, 2023 was 15.45%. The Avenue Loan is secured by all of our assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. On March 15, 2023, we returned to Avenue the $4.0 million held in the restricted cash to paydown a portion of the outstanding Avenue Loan balance. On March 31, 2023, we reached an agreement to amend its existing loan agreement with Avenue to defer the interest only to September 30, 2023. The interest only period may be extended at our option to December 31, 2023 if, by September 30, 2023, we have (a) received FDA approval for the HEPZATO Kit and (b) received net proceeds of at least $10 million from the sale and issuance of equity securities or exercise of existing warrants. In exchange for this extension, we have agreed to provide Avenue 34,072 warrants to purchase shares of common stock. The exercise price of the warrants is $0.01.

On July 20, 2022, we closed a private placement for the issuance and sale of 690,954 shares of common stock and 566,751 pre-funded warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $3.98 and the pre-funded warrants were sold at a price of $3.97 per pre-funded warrants. pre-funded warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. We received gross proceeds from the private placement of approximately $5.0 million before deducting offering expenses.

On December 13, 2022, we closed a private placement for the issuance and sale of 1,448,889 shares of common stock and 692,042 pre-funded warrants to purchase common stock to certain investors. Each share of common stock was sold at a price per share of $2.90 and the pre-funded warrants were sold at a price of $2.89 per pre-funded warrants. The pre-funded warrants have an exercise price of $0.01 per share of Common Stock and are immediately exercisable. We received gross proceeds from the private placement of approximately $6.2 million before deducting offering expenses.

Additionally, while the long-term economic impact of either the COVID-19 pandemic or the conflict between Russia and Ukraine is difficult to assess or predict, each of these events has caused significant disruptions to the global financial markets and contributed to a general global economic slowdown. Furthermore, inflation rates, particularly in the United States and the United Kingdom, have increased recently to levels not seen in decades. In addition, the U.S. Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Recent bank failures, including Silicon Valley Bank (“SVB”), Signature Bank and First Republic Bank, may also have an impact on our liquidity and capital resources. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy. See “Risk Factors” in “Part I – Item 1A – Risk Factors” in the Company’s Annual Report for additional risks associated with our substantial capital requirements.

Critical Accounting Estimates

Other than the accounting for the valuation of warrant liability and preferred F-1 shares, during the three months ended March 31, 2023, there were no other material changes to critical accounting estimates as reported in our Annual Report.

The valuations of the warrant liability and preferred F-1 shares were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. In addition, the Company used probabilities of the FDA approval and of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO as inputs in the model to determine the fair value of warrants liability and preferred F-1 shares. The Company will adjust the fair value of the warranty liability at the end of each reporting period.

Application of Critical Accounting Policies

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Other than the new policies described in our notes #1 of the Form 10Q for the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in “Note 3 – Summary of Accounting Policies” to the notes to the consolidated financial statements contained in the Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, under the supervision of our Chief Executive Officer and Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Officer determined that as a result of the material weaknesses in our internal control over financial reporting previously disclosed in our Annual Report, our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

medac Matter

In April 2021, the Company’s wholly owned subsidiary, Delcath Systems Ltd, issued to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), an invoice for a €1 million milestone payment under a License, Supply and Marketing Agreement dated December 10, 2018 (the “medac Agreement”) between medac and the Company. The medac Agreement provided to medac the exclusive right to market and sell CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland and the United Kingdom for which the Company was entitled to a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties.

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

On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed pay medac a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached. The settlement terms also contain a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the fair value of the settlement to be $1.3 million as of March 31, 2023 and recorded $1.1 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of March 31,2023.

Lachman Consulting Services, Inc

On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a Complaint alleging that Delcath owes Lachman approximately $0.9 million in unpaid consulting fees plus interest, costs and attorneys’ fees. The lawsuit is Lachman Consultant Services, Inc. v. Delcath Systems, Inc., Index No. 650103-2023 (New York Supreme Court, New York County. The Company filed an answer to Lachman’s Complaint on February 22, 2023. On March 17, 2023, Delcath responded to Lachman’s March 3, 2023 Motion for Partial Summary Judgment. On March 20, 2023, the Court denied Lachman’s request that the case be moved into the Commercial Division. The current return date of Lachman’s motion for partial summary judgment is March 31, 2023. The dispute arises from a July 22, 2021 agreement between Lachman and Delcath under which Lachman was to provide assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. In August 2022, the Company disputed $0.3 million of charges from Lachman. As of March 31, 2023, the Company has accrued $0.9 million as accrued liability on the Company’s condensed consolidated balance sheet. The Company plans to vigorously defend this lawsuit and has reserved its rights to dispute all of Lachman charges as the litigation proceeds.

Item 1A.	Risk Factors

You should carefully consider the risk factors discussed in “Part I – Item 1A – Risk Factors” to our Annual Report. There have been no material changes from the risk factors previously disclosed in our Annual Report.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A filed September 25, 2019).

3.2	Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 17, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.3	Certificate of Correction to Amendment to the Amended and Restated Certificate of Incorporation of the Company dated October 22, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 23, 2019).

3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective December 24, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 30, 2019).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 23, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020).

3.6	Amended and Restated By-Laws of the Company.

3.7	Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023

4.1	Form of Preferred Tranche A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023)

4.2	Form of Preferred Tranche B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2023)

4.3	Form of Common Tranche A Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2023)

4.4	Form of Common Tranche B Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2023)

4.5	Warrant to Purchase Shares, dated March 31, 2023 issued by the Company to Avenue Venture Opportunities Fund, L.P.

10.1	Form of Securities Purchase Agreement, dated March 27, 2023, by and among Delcath Systems, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2023)

10.2	Form of Securities Purchase Agreement, dated March 27, 2023, by and between Delcath Systems, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 30, 2023)

10.3	First Amendment to Loan Documents issued by the Company to Avenue Venture Opportunities Fund, L.P.

31.1	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2**	Certification by Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

DELCATH SYSTEMS, INC.

May 22, 2023	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

May 22, 2023	/s/ Anthony Dias
Anthony Dias
Principal Financial Officer