Form 10-Q
period 2023-06-30
DELCATH SYSTEMS, INC.
filed 2023-08-09
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-16133
______________________
DELCATH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
______________________

Delaware	06-1245881
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1633 Broadway, Suite 22C
New York, NY 10019
(Address of principal executive offices)
(212) 489-2100
(Registrant’s telephone number, including area code)
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	DCTH	The NASDAQ Capital Market
______________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2023, 15,276,487 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$14,540	$7,671
Restricted cash	50	4,151
Accounts receivable, net	127	366
Inventory	2,480	1,998
Prepaid expenses and other current assets	2,275	1,969
Total current assets	19,472	16,155
Property, plant and equipment, net	1,403	1,422
Right-of-use assets	175	285
Total assets	$21,050	$17,862
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$966	$2,018
Accrued expenses	5,546	4,685
Lease liabilities, current	92	186
Loan payable, current	4,510	7,846
Total current liabilities	11,114	14,735
Warrant liability	3,780	—
Other liabilities, non-current	1,146	1,144
Loan payable, non-current	411	3,070
Convertible notes payable, non-current	4,841	4,772
Total liabilities	21,292	23,721
Commitments and contingencies (see note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 20,981 and 11,357 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 15,250,469 shares and 10,046,571 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	153	100
Additional paid-in capital	473,355	451,608
Accumulated deficit	(473,686)	(457,484)
Accumulated other comprehensive loss	(64)	(83)
Total stockholders’ equity (deficit)	(242)	(5,859)
Total liabilities and stockholders’ equity	$21,050	$17,862
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Product revenue	$495	$797	$1,092	$1,003
Other revenue	—	—	—	171
Total revenues	495	797	1,092	1,174
Cost of goods sold	(150)	(180)	(331)	(214)
Gross profit	345	617	761	960
Operating expenses:
Research and development expenses	3,555	5,606	8,131	10,087
Selling, general and administrative expenses	4,787	4,497	8,952	8,699
Total operating expenses	8,342	10,103	17,083	18,786
Operating loss	(7,997)	(9,486)	(16,322)	(17,826)
Change in fair value of warrant liability	1,160	—	1,160	—
Interest expense, net	(371)	(665)	(1,059)	(1,309)
Other income (expense)	6	(8)	19	(24)
Net loss	(7,202)	(10,159)	(16,202)	(19,159)
Other comprehensive income:
Foreign currency translation adjustments	—	(31)	19	(29)
Total other comprehensive loss	$(7,202)	$(10,190)	$(16,183)	$(19,188)
Common share data:
Basic and diluted loss per common share	$(0.58)	$(1.24)	$(1.35)	$(2.34)
Weighted average number of basic and diluted shares outstanding	12,463,665	8,190,483	12,035,738	8,190,483
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2023	11,357	$—	10,046,571	$100	$451,608	$(457,484)	$(83)	$(5,859)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Private placement -issuance of common shares, net of expenses	—	—	19,646	1	55	—	—	56
Issuance of common stock with the employee stock purchase plan	—	—	15,417	—	47	—	—	47
Net loss	—	—	—	—	—	(9,000)	—	(9,000)
Total comprehensive income	—	—	—	—	—	—	19	19
Balance at March 31, 2023	11,357	$—	10,081,634	$101	$453,371	$(466,484)	$(64)	$(13,076)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Conversion of Preferred F-1 shares to common shares	—	—	4,629,539	47	11,222	—	—	11,269
Preferred F-2 Shares Issuance	9,624	—	—	—	7,099	—	—	7,099
Prefunded warrant exercise	—	—	538,828	5	—	—	—	5
Issuance of common stock related to stock option exercises	—	—	468	—	2	—	—	2
Net loss	—	—	—	—	—	(7,202)	—	(7,202)
Balance at June 30, 2023	20,981	$—	15,250,469	$153	$473,355	$(473,686)	$(64)	$(242)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2022	11,357	$—	7,906,728	$79	$432,831	$(420,976)	$18	$11,952
Compensation expense for issuance of stock options	—	—	—	—	2,271		—	2,271
Net loss	—	—	—	—	—	(9,000)	—	(9,000)
Total comprehensive income	—	—	—	—	—	—	2	2
Balance at March 31, 2022	11,357	$—	7,906,728	$79	$435,102	$(429,976)	$20	$5,225
Compensation expense for issuance of stock options	—	—	—	—	2,119	—	—	2,119
Net loss	—	—	—	—	—	(10,159)	—	(10,159)
Total comprehensive income	—	—	—	—	—	—	(31)	(31)
Balance at June 30, 2022	11,357	—	7,906,728	$79	$437,221	$(440,135)	$(11)	$(2,846)
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,202)	$(19,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	3,322	4,390
Depreciation expense	59	31
Warrant liability fair value adjustment	(1,160)	—
Non-cash lease expense	195	234
Amortization of debt discount	388	380
Interest expense accrued related to convertible notes	80	80
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(306)	374
Accounts receivable	239	(394)
Inventory	(482)	(628)
Accounts payable and accrued expenses	132	2,667
Other liabilities, non-current	(177)	(217)
Deferred revenue	—	(170)
Net cash used in operating activities	(13,912)	(12,412)
Cash flows from investing activities:
Purchase of property, plant and equipment	(40)	(141)
Net cash used in investing activities	(40)	(141)
Cash flows from financing activities:
Net proceeds from private placement	22,960	—
Proceeds from the issuance of common stock relating to the employee stock purchase plan	47	—
Repayment of debt	(6,313)	—
Proceeds from exercise of warrants	5	—
Proceeds from exercise of stock options	2	—
Net cash provided by financing activities	16,701	—
Foreign currency effects on cash	19	(46)
Net increase (decrease) in total cash	2,768	(12,599)
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	11,822	26,953
End of period	$14,590	$14,354
Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$14,540	$10,203
Restricted Cash	50	4,151
Total	$14,590	$14,354

	Six months ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$787	$842
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$84	$—
Conversion of mezzanine equity to common shares	$11,269	$—
Conversion of mezzanine equity to preferred shares	$7,099	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. The Company’s lead product candidate, the HEPZATO® KIT (melphalan hydrochloride for injection/hepatic delivery system), or HEPZATO, is a drug/device combination product designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.
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
In December 2021, the Company announced that the FOCUS Trial for HEPZATO met its pre-specified endpoint. For information on the FOCUS Trial, see “Part I, Item 1. Business—Clinical Development Program—The FOCUS Trial” in our Annual Report. On February 14, 2023, the Company filed a New Drug Application (“NDA”) resubmission (the “NDA resubmission”) with the FDA for the HEPZATO KIT (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval of the HEPZATO KIT in the treatment of patients with unresectable hepatic-dominant mOM. The NDA resubmission was in response to a September 12, 2013 Complete Response Letter (“CRL”) from the FDA for the NDA the Company submitted in December 2010 seeking approval of its first generation melphalan hydrochloride for injection/hepatic delivery system. The NDA resubmission contains comprehensive data and information on Generation Two HEPZATO KIT relating to the matters identified in the CRL. On March 20, 2023, the FDA determined the NDA resubmission constituted a complete response and set a Prescription Drug User Fee Act (“PDUFA”) target action date of August 14, 2023. The Company continues its expanded access programs (“EAP”) in the United States to make HEPZATO readily available to mOM patients. The Company is focused on continuing to treat these patients with mOM as regulatory approval is sought in the United States. There are currently patients enrolled in the Company’s EAP sites.
On February 28, 2022, CHEMOSAT received Medical Device Regulation (“MDR”) certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

Risks and Uncertainties
The Company is subject to risks common to companies in the development stage including, but not limited to, dependency on the clinical and commercial success of its drug/device combination products, its ability to obtain regulatory approval of its such products in the United States and other geography markets, uncertainty of broad adoption of its approved products, if any, by physicians and consumers, and significant competition.
In addition, inflation rates have increased recently to levels not seen in decades. As a result, the U.S. Federal Reserve has raised interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Furthermore, if, in addition to the recent bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank, other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our or our partners’ ability to access existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition. If the disruptions and slowdown deepen or persist, we may not be able to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.
Liquidity and Going Concern
On June 30, 2023, the Company had cash, cash equivalents and restricted cash totaling $14.6 million, as compared to cash, cash equivalents and restricted cash totaling $11.8 million at December 31, 2022. During the six months ended June 30, 2023, the Company used $13.9 million of cash in its operating activities and $6.3 million for principal payments.
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
The Company believes that current cash and cash equivalents will enable the Company to have sufficient cash past our anticipated PDUFA date of August 14, 2023. If there is a substantial delay in the approval of HEPZATO, the Company expects to need to raise additional capital under structures available to the Company, including debt and/or equity offerings, which may not be on favorable terms. In a delayed approval scenario, the Company will not have sufficient funds to meet its obligations within twelve months from the issuance date of these condensed consolidated financial statements.
The Company’s capital commitments over the next twelve months include (a) $6.6 million to satisfy accounts payable, accrued expenses and lease liabilities and (b) $5.1 million of loan principal payments. Additional capital commitments beyond the next twelve months include (a) $0.1 million of lease liabilities; (b) $1.0 million for settlement of litigation with medac; (c) $0.5 million of loan principal payments; and (d) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.

Significant Accounting Policies
Other than the policies listed below, there have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
The Company has accounted for the Preferred Warrants as derivative instruments in accordance with ASC 815, Derivatives and Hedging. The Company classified the Preferred Warrants issued in conjunction with the Preferred Purchase Agreement (defined below) and the Common Warrants issued in conjunction with the Common Purchase Agreement as a liability due to the existence of a pre-specified volatility input to the Black-Scholes calculation which would be used to calculate the repurchase price of the Preferred Warrants and Common Warrants in the event of a Fundamental Transaction, as defined.
The valuations of the warrant liability and Series F-1 Preferred Stock (defined below) were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. In addition, the Company used probabilities of the FDA approval of the HEPZATO KIT (“FDA Approval”) and of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO as inputs to determine the fair value of warrants liability and Series F-1 Preferred Stock. The Company intends to adjust the fair value of the warranty liability at the end of each reporting period.
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

The following tables contain the financial information for the periods previously reported and have been updated to reflect the revisions of the Company’s financial statements. The revisions do not have an impact on the Company’s cash position. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the three quarterly periods ended September 30, 2022. The impact of the revision on the Company’s financial statements for the three and six months ended June 30, 2022 is reflected in the following table:

(In thousands)	As previously reported	Adjustment	As revised
Balance Sheet for June 30, 2022 (unaudited)
Additional paid-in capital	$435,922	$1,299	$437,221
Accumulated deficit	$(438,836)	$(1,299)	$(440,135)

Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2022 (unaudited)
Research and development expenses	$5,456	$150	$5,606
Selling, general and administrative expenses	4,145	352	4,497
Total operating expenses	9,601	502	10,103
Operating loss	(8,984)	(502)	(9,486)
Net loss	(9,657)	(502)	(10,159)
Total other comprehensive loss	(9,688)	(502)	(10,190)
Basic and diluted loss per common share	$(1.18)	$(0.06)	$(1.24)

Consolidated Statement of Operations and Comprehensive Loss for the six months June 30, 2022 (unaudited)
Research and development expenses	$9,696	$391	$10,087
Selling, general and administrative expenses	7,791	908	8,699
Total operating expenses	17,487	1,299	18,786
Operating loss	(16,527)	(1,299)	(17,826)
Net loss	(17,860)	(1,299)	(19,159)
Total other comprehensive loss	(17,889)	(1,299)	(19,188)
Basic and diluted loss per common share	$(2.18)	$(0.16)	$(2.34)

Consolidated statement of Stockholders’ Equity (Deficit) for the three months ended June 30, 2022 (unaudited)
Compensation expense for issuance of stock options	$1,617	$502	$2,119
Net loss	$(9,657)	$(502)	$(10,159)

Consolidated statement of Stockholders’ Equity (Deficit) for the six months ended June 30, 2022 (unaudited)
Compensation expense for issuance of stock options	$3,091	$1,299	$4,390
Net loss	$(17,860)	$(1,299)	$(19,159)

Consolidated Statement of Cash Flows for the six months ended June 30, 2022 (unaudited)
Net loss	$(17,860)	$(1,299)	$(19,159)
Stock option compensation expense	$3,091	$1,299	$4,390

(2)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheets.
Cash, cash equivalents, and restricted cash balances were as follows:

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$14,540	$7,671
Restricted balance for loan agreement	—	4,000
Letters of credit	—	101
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,590	$11,822
On March 15, 2023, the Company returned to Avenue the $4.0 million held in restricted cash to pay down a portion of the outstanding Avenue Loan (defined below) balance. On March 31, 2023, the letter of credit for the sub-lease agreement for office space at 1633 Broadway, New York, NY expired.
(3)    Inventory
Inventory consists of the following:

(In thousands)	June 30, 2023	December 31, 2022
Raw materials	$796	$763
Work-in-process	1,571	1,102
Finished goods	113	133
Total inventory	$2,480	$1,998
(4)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Clinical trial expenses	$1,630	$1,630
Insurance premiums	94	123
Professional services	389	121
Other	162	95
Total prepaid expenses and other current assets	$2,275	$1,969

(5)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	June 30, 2023	December 31, 2022	Estimated Useful Life
Buildings and land	$1,301	$1,301	30 years - Buildings
Enterprise hardware and software	1,856	1,855	3 years
Leaseholds	1,781	1,774	Lesser of lease term or estimated useful life
Equipment	1,263	1,222	7 years
Furniture	201	201	5 years
Property, plant and equipment, gross	6,402	6,353
Accumulated depreciation	(4,999)	(4,931)
Property, plant and equipment, net	$1,403	$1,422
Depreciation expense for the three and six months ended June 30, 2023 and 2022 was less than $0.1 million for each period.
(6)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	June 30, 2023	December 31, 2022
Clinical expenses	$1,769	$1,470
Compensation, excluding taxes	1,328	1,040
Professional fees	1,219	1,087
Interest on convertible note	633	553
Other	597	535
Total accrued expenses	$5,546	$4,685
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

For the three and six months ended June 30, 2023 and 2022, the Company recognized $0.1 million and $0.2 million, respectively, of operating lease expense in the U.S. and less than $0.1 million of operating lease expense in Ireland for the same periods.
As of June 30, 2023:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$181	$14	$195
Weighted average remaining lease term	0.3	3.1
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	U.S.	Ireland	Total
Year ended December 31, 2023	$56	$18	$74
Year ended December 31, 2024	—	36	36
Year ended December 31, 2025	—	36	36
Year ended December 31, 2026	—	21	21
Total	56	111	167
Less present value discount	(1)	(12)	(13)
Operating lease liabilities included in the condensed consolidated balance sheets at June 30, 2023	$55	$99	$154
(8)    Loans and Convertible Notes Payable

	June 30, 2023			December 31, 2022
(In thousands)	Gross	Discount	Net	Gross	Discount	Net
Loan - Avenue [1]	$5,610	$(689)	$4,921	$11,923	$(1,008)	$10,916
Loan - Avenue [1] - Less Current Portion	(5,142)	632	(4,510)	(8,570)	724	(7,846)
Total - Loans Payable, Non-Current	$468	$(57)	$411	$3,353	$(284)	$3,070
Convertible Note Payable - Rosalind	2,000		2,000	2,000	—	2,000
Convertible Portion of Loan Payable - Avenue	3,000	(159)	2,841	3,000	(228)	2,772
Total - Convertible Notes Payable - Non-Current	$5,000	$(159)	$4,841	$5,000	$(228)	$4,772
[1]The gross amount includes the 4.25% final payment of $0.5 million.
Remaining maturities of the Company’s loan and convertible note payables are as follows:

(In thousands)	Loans	Convertible Notes	Total
Year ended December 31, 2023	$2,221	$—	$2,221
Year ended December 31, 2024	3,389	5,000	8,389
Total	$5,610	$5,000	$10,610
Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at June 30, 2023 was 15.95%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.
The initial tranche of the Avenue Loan is $15.0 million, including $4.0 million that was funded into a restricted account and was released upon achievement of (a)(x) positive FOCUS trial efficacy per the trial’s predefined Statistical Analysis Plan (SAP) (specifically the Overall Response Rate exceeds the pre-specified threshold for success defined in the SAP by a statistically significant amount); and (y) based on data contained within the FOCUS trial database and appropriate for use with the FDA, safety and tolerability among FOCUS trial participants is within the range of currently approved and commonly used cytotoxic chemotherapeutic agents; and (b) raising subsequent net equity proceeds of at least $20 million.
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
On March 15, 2023, the Company returned to Avenue $4.0 million held in the restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, the Company reached an agreement to amend the Avenue Loan Agreement to defer the interest only to September 30, 2023. The interest only period may be extended at the Company’s option to December 31, 2023 if, by September 30, 2023, the Company has (a) received FDA approval for the HEPZATO KIT and (b) received net proceeds of at least $10 million from the sale and issuance of equity securities or exercise of existing warrants. In exchange for this extension, the Company has agreed to provide Avenue with 34,072 warrants to purchase shares of common stock. The exercise price of the warrants is $0.01.
The Avenue Loan Agreement requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan Agreement also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments.
The Company determined that the embedded conversion option associated with the Avenue Loan did not require bifurcation and met the criteria for equity classification. In addition, the amendment was recorded under debt modification guidance. Aggregate debt discount amortization of $0.2 million and $0.4 million was recorded during the three and six months ended June 30, 2023 and 2022, respectively. Interest expense incurred was $0.3 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively and $0.8 million for both the six months ended June 30, 2023 and 2022.
Convertible Notes Payable
The Company has $2.0 million of principal outstanding related to Senior Secured Promissory Notes (the “Rosalind Notes”) which bear interest at 8% per annum. Pursuant to the original terms, the Rosalind Notes were convertible into Series E Preferred Stock at a price of $1,500 per share and were to mature on July 16, 2021. Interest expense was less than $0.1 million for the three and six months ended June 30, 2023 and 2022, respectively.
On August 6, 2021, the Company executed an agreement to amend the Rosalind Notes to (i) reduce the conversion price to $1,198 per share of the Company’s Series E Convertible Preferred Stock; and (ii) extend the maturity date to October 30, 2024. In addition, the holders of the Rosalind Notes agreed to subordinate all of the Company’s indebtedness and obligations to Avenue and all of the holders’ security interest, to the Avenue Loan and Avenue’s security interest in the Company’s property.

(9)    Preferred Purchase Agreement
Preferred Purchase Agreement
On March 29, 2023, the Company closed the Series F Preferred Offering (defined below). Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Voting Preferred Stock (the “Certificate of Designation”), upon the Stockholder Approval (defined below), each share of Series F-1 Preferred Stock was automatically converted into shares of common stock and/or, if applicable (in accordance with the beneficial ownership limitations then in effect), shares of Series F-2 Preferred Stock, par value $0.01 per share (the “Series F-2 Preferred

Stock” and, together with the Series F-1 Preferred Stock, the Series F-3 Preferred Stock and the Series F-4 Preferred Stock, the “Series F Preferred Stock”) in lieu of common stock.
The aggregate exercise price of the Preferred Tranche A Warrants (defined below) is approximately $34.9 million, exercisable for an aggregate of 34,860 shares of Series F-3 Preferred Stock until the earlier of 21 days following the Company’s announcement of receipt of approval from the U.S. Food and Drug Administration for HEPZATO and March 31, 2026.
The aggregate exercise price of the Preferred Tranche B Warrants (defined below) is approximately $24.9 million, exercisable for an aggregate of 24,900 shares of Series F-4 Preferred Stock until the earlier of 21 days following the Company’s announcement of receipt of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and March 31, 2026; provided, however, that if the FDA Approval occurs on or before February 15, 2024 and the holder of the Preferred Tranche B Warrant has not exercised its Preferred Tranche A Warrant by or before March 7, 2024, then any Series F-4 Preferred Stock not yet exercised pursuant to the Preferred Tranche B Warrant at such time shall expire.
The gross proceeds of $24.9 million were allocated first to the Preferred Warrant liabilities at their fair value of $4.9 million, with the residual of $20.0 million being allocated to the Series F-1 Preferred Stock. The Company also expensed $0.4 million of issuance costs that were allocated to the warranty liability during the three and six months ended June 30, 2023.
The Series F-2, F-3 and F-4 Preferred Stock are not mandatorily redeemable, redeemable at the holder’s election or contingently redeemable at the holder’s election (at this point, a Deemed Liquidation Event would potentially trigger pro rata liquidation payments to the preferred and common stockholders on a pro rata “as converted” basis). Accordingly, the Series F-2, F-3 and F-4 Preferred are now classified as permanent equity following the Stockholder Approval.
As of June 30, 2023, 15,276 shares of the Company’s Series F-1 Preferred Stock were converted into 4,629,539 shares of common stock and 9,624 shares of the Company’s Series F-1 Preferred Stock were converted into an equal number of shares of Series F-2 Preferred Stock.

(10)    Stockholders’ Equity
Public and Private Placements
Common Purchase Agreement
On March 29, 2023, the Company closed the Common Offering.
The aggregate exercise price of the Common Tranche A Warrants issued under the Common Offering is approximately $0.1 million, exercisable for an aggregate of 31,110 shares of common stock until the earlier of 21 days following the Company’s announcement of receipt of FDA Approval and March 31, 2026.
The aggregate exercise price of the Common Tranche B Warrants issued under the Common Offering is approximately $0.1 million, exercisable for an aggregate of 16,666 shares of common stock until the earlier of 21 days following the Company’s announcement of receipt of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and March 31, 2026; provided, however, that if the FDA Approval occurs on or before February 15, 2024 and the holder of the Common Tranche B Warrant has not exercised its Common Tranche A Warrant by or before March 7, 2024, then any warrants not yet exercised pursuant to the Common Tranche B Warrant at such time shall expire.
The Company determined that the Common Warrants should be liability-classified. See “Note 1 – Warrant Liabilities” for a discussion of the accounting treatment of the Common Warrants and Preferred Warrants.
Registration Rights for Preferred and Common Offerings
Pursuant to the Preferred Purchase Agreement and the Common Purchase Agreement (collectively, the “Purchase Agreements”), and the Stockholder Approval, the Company filed a registration statement on Form S-3 providing for the resale by the investors party thereto of the common stock issuable upon conversion of the Registrable Shares (as defined in the Purchase Agreements). The Form S-3 became effective on June 28, 2023.
The securities issued in the Series F Preferred Offering and the Common Offering have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). There is no established public trading market for the Series F

Preferred Stock, the Preferred Warrants, or the Common Warrants and the Company does not intend to list such securities on any national securities exchange or nationally recognized trading system.
At-the-Market Offering
The Company has entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three and six months ended June 30, 2023.
Authorized Shares
Stockholders approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the total number of shares of its common stock authorized for issuance from 40 million shares to 80 million shares. The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of June 30, 2023, the Company has designated the following preferred stock:

Designated Preferred Shares	June 30, 2023
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of June 30, 2023, there were an aggregate of 11,357 shares of Series E and Series E-1 and 9,624 Series F-2 Convertible Preferred Stock outstanding, respectively.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. On June 12, 2023, the stockholders approved the amendment to the Company’s 2020 Plan to increase the number of shares of common stock available under the plan by 2.65 million shares. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of June 30, 2023, there are 5,125,000 shares of common stock reserved under the 2020 Plan, of which 1,861,160 remained available to be issued.
Stock Options
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions during the reporting periods:

	Six Months Ended June 30,
	2023	2022
Expected terms (years)	5.2-5.8	5.2-6.5
Expected volatility	129.8%-172.8%	174.8% -180.3%
Risk-free interest rate	3.88% -4.08%	1.75% - 2.90%
Expected dividends	0.00%	0.00%
The following is a summary of stock option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,235,052	$10.30
Granted	1,991,757	6.19
Exercised	(468)	4.67
Expired	(75,772)	9.49
Cancelled/Forfeited	(22,637)	10.36
Outstanding at June 30, 2023	4,127,932	$8.33	8.7	$994
Exercisable at June 30, 2023	1,741,313	$10.56	7.7	$116
The following table summarizes information for stock option shares outstanding and exercisable at June 30, 2023:

		Options Outstanding
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$2.83 - $51.50	4,127,433	8.7	1,740,814
$51.50+	499	5.6	499
	4,127,932	8.7	1,741,313
The following is a summary of share-based compensation expense in the statement of operations for the three and six months ended June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Selling, general and administrative	$911	$1,467	$2,099	$2,866
Research and development	651	613	1,068	1,416
Cost of goods sold	99	39	155	108
Total	$1,661	$2,119	$3,322	$4,390
At June 30, 2023, there was $10.0 million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 2.6 years.

Common Stock Warrants
The following is a summary of common stock warrant activity for the six months ended June 30, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2023	5,153,291	$7.01
Warrants issued	81,849	2.94
Warrants exercised	(538,828)	0.01
Outstanding at June 30, 2023	4,696,312	$7.74	2.1
Exercisable at June 30, 2023	4,696,312	$7.74	2.1
The following table presents information related to common stock warrants at June 30, 2023:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	1,037,792	3.7	1,037,792
$4.50-$6.00	47,777	2.8	47,777
$10.00	3,610,743	1.7	3,610,743
	4,696,312	2.1	4,696,312
On April 18, 2023, there were 538,828 of $0.01 warrants exercised for 538,828 common shares.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 260,295 shares of common stock to be purchased by participating employees. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period. In January 2023, an aggregate of 15,417 shares were purchased by participating employees for the offering period of July 1, 2022 to December 31, 2022. In July 2023, an aggregate of 26,018 shares were purchased by participating employees for the offering period of January 1, 2023 to June 30, 2023.
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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2023 and 2022 because their effects would be anti-dilutive:

	June 30,
	2023	2022
Common stock warrants	3,658,520	3,894,498
Assumed conversation of preferred stock warrants	11,896,667	—
Assumed conversion of preferred stock	4,051,637	1,135,721
Assumed conversion of convertible notes	488,031	488,031
Stock options	4,127,932	2,311,393
Total	24,222,787	7,829,643
At June 30, 2023, the Company had 1,037,792 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Weighted average shares issued	11,320,450	7,906,728	10,693,762	7,906,728
Weighted average pre-funded warrants	1,143,215	283,755	1,341,976	283,755
Weighted average shares outstanding	12,463,665	8,190,483	12,035,738	8,190,483

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
The Inflation Reduction Act of 2022 included tax legislation that became effective in the first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of June 30, 2023, however the Company will continue to evaluate the effect on the tax provision each reporting period.

(13)    Commitments and Contingencies
medac Matter
In April 2021, the Company’s wholly owned subsidiary, Delcath Systems Ltd, issued to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), an invoice for a €1 million milestone payment under a License, Supply and Marketing Agreement dated December 10, 2018 (the “medac Agreement”) between medac and the Company. The medac Agreement provided to medac the exclusive right to market and sell CHEMOSAT in certain designated countries for which the Company was entitled to a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties.
In response to medac’s subsequent dispute and non-payment of the invoice, on October 12, 2021, the Company notified medac in writing that it was terminating the medac Agreement due to medac’s nonpayment of the €1 million milestone payment, with the effective date of termination of the medac Agreement being April 12, 2022. On December 16, 2021, the Company initiated an arbitration proceeding pursuant to the dispute resolution procedures of the medac Agreement for the non-payment of the invoice.
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the fair value of the settlement to be $1.3 million as of June 30, 2023 and recorded $1.1 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of June 30, 2023.
Lachman Consulting Services, Inc
On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a Complaint alleging that Delcath owes Lachman approximately $0.9 million in unpaid consulting fees plus interest, costs and attorneys’ fees. The dispute arose from a July 22, 2021 agreement between Lachman and Delcath under which Lachman provided assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. As of June 30, 2023, the Company recorded $0.9 million as an accrued liability on the Company’s condensed consolidated balance sheet. A settlement was reached on July 5, 2023, under which the Company paid Lachman $0.9 million.
(14)    Fair Value Measurements
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the six months ended June 30, 2023:

	Level 3
(In thousands)	Contingent liabilities	Warrants	Total
Balance at January 1, 2023	$1,280	$—	$1,280
Total change in foreign exchange	24		24
Fair value of the warrant liability issued	—	4,940	4,940
Warrant liability fair value adjustment	—	(1,160)	(1,160)
Balance at June 30, 2023	$1,304	$3,780	$5,084
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
As disclosed in Note 9 and Note 10 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of the Series F Preferred Offering to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. The Company concluded that the Preferred Warrants were not in the scope of Accounting Standards Codification (ASC 480), Distinguishing Liabilities from Equity (ASC 480,) since the Preferred Warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of preferred stock. The Company determined the Preferred Warrants met the definition of a derivative in accordance with ASC 815 but were not considered indexed to the Company’s common stock since the warrants require early settlement by repurchasing the preferred warrants for cash in an amount equal to the Black-Scholes value in the event of a Fundamental Transaction at pre-specified volatility of 100% as an input to the Black-Scholes calculation. The Company determined to record the Preferred Warrants at fair value with subsequent changes in fair value recorded in earnings at the end of each reporting period. For the three and six months ended June 30, 2023, the Company recorded other income of $1.2 million related to the change in fair value of the warrant liability. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the warrants as a long-term liability due to certain provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date.

The fair value of the preferred and common warrants at June 30, 2023 and March 29, 2023 was determined by using option pricing models assuming the following:

	March 29, 2023	June 30, 2023
Risk free interest rate	3.80% - 4.80%	4.39% - 5.29%
Expected term (years)	0.5 - 3.0	0.3 - 2.8
Expected volatility	70% - 75%	65% - 70%
Expected dividends	0.00%	0.00%
Additionally, the Company has determined that the warrant liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of the Company’s stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market (ASC 820-10). The risk-free rate of return is a Level 2 input as defined in ASC 820-10, while the historical volatility is a Level 3 input as defined in ASC 820. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, the fair values were determined using Level 3:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2023
Liabilities:
Contingent liability	$—	$—	$1,304	$1,304
Warrant liability	—	—	3,780	3,780
Total liabilities	$—	$—	$5,084	$5,084

(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022
Liabilities:
Contingent liability	$—	$—	$1,280	$1,280
Total liabilities	$—	$—	$1,280	$1,280

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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and the risks discussed in Part II, Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the SEC. These forward-looking statements include, but are not limited to, statements about:
•our estimates regarding sufficiency of our cash resources, anticipated capital requirements and our need for additional financing;
•actions by the U.S. Food and Drug Administration (“FDA”) relating to our New Drug Application (“NDA”) resubmission;
•the ability of the Company to respond to FDA queries related to our scheduled Prescription Drug User Fee Act (“PDUFA”) target action dated of August 14, 2023;
•the successful inspections by the FDA or foreign regulatory agencies of Delcath and Delcath suppliers;
•the commencement of future clinical trials and the results and timing of those clinical trials;
•our ability to successfully commercialize CHEMOSAT and HEPZATO, generate revenue and successfully obtain reimbursement for the procedure and system;
•the initiation and success of our research and development programs;
•submission and timing of applications for regulatory approval and approval thereof;
•our ability to successfully source components of CHEMOSAT and HEPZATO and enter into supplier contracts;
•our ability to source melphalan for use in HEPZATO;
•our ability to successfully manufacture CHEMOSAT and HEPZATO;
•our ability to successfully negotiate and enter into agreements with distribution, strategic and corporate partners; and
•our estimates of potential market opportunities and our ability to successfully realize these opportunities.

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
On February 14, 2023, we filed an NDA resubmission with the FDA for the HEPZATO KIT (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval of the HEPZATO KIT in the treatment of patients with unresectable hepatic-dominant mOM. The NDA resubmission was in response to a September 12, 2013 Complete Response Letter (“CRL”), from the FDA for the NDA submitted in December 2010 seeking approval of its first generation melphalan hydrochloride for injection/hepatic delivery system. The NDA resubmission contains comprehensive data and information on Generation Two HEPZATO KIT relating to the matters identified in the CRL. On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a PDUFA target action date of August 14, 2023. We continue our expanded access programs (“EAP”) in the United States to make HEPZATO readily available to mOM patients. We are focused on continuing to treat these patients with mOM as regulatory approval is sought in the United States. There are currently patients enrolled in our EAP sites.
Our preparations for the possibility of the HEPZATO KIT’s commercialization includes securing the long-term supply of critical components necessary to manufacture the HEPZATO KIT under commercially reasonable terms. The drug component of the HEPZATO KIT, melphalan, is a generic drug currently approved under numerous Abbreviated New Drug Applications (“ANDAs”). We currently have an agreement with one supplier of melphalan and, with the goal of minimizing the risk of a supply interruption, are in discussions with several melphalan ANDA holders who have indicated interest in supplying melphalan to us. We are aware that the FDA issued our current melphalan manufacturer 483 observations as a result of an inspection unrelated to the HEPZATO NDA resubmission and the manufacturer is working to address these observations. The manufacturer is planning to suspend its operations beginning in December 2023 for several months to perform facility maintenance. We believe we have sufficient quantities of melphalan to meet our forecasted HEPZATO KIT demand through this shutdown period. We believe we have sufficient stock for the device components of the HEPZATO KIT to meet the first year of our forecasted demand and intend to manage supply chain risk through stockpiled inventory and contracting with multiple suppliers for critical components.
On February 28, 2022, CHEMOSAT received Medical Device Regulation (MDR) certification under the European Medical Devices Regulation [2017/745/EU], which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, we have assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Total revenues	$495	$797	$1,092	$1,174
Cost of goods sold	(150)	(180)	(331)	(214)
Gross profit	345	617	761	960
Research and development expenses	3,555	5,606	8,131	10,087
Selling, general and administrative expenses	4,787	4,497	8,952	8,699
Total operating expenses	8,342	10,103	17,083	18,786
Operating loss	(7,997)	(9,486)	(16,322)	(17,826)
Interest and other income (expense)	795	(673)	120	(1,333)
Net loss	$(7,202)	$(10,159)	$(16,202)	$(19,159)
Revenue
The decrease in total revenue for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to lower demand for CHEMOSAT.
Cost of Goods Sold
The change in cost of goods sold for the three and six months ended June 30, 2023 compared to the same periods in 2022 is directly related to changes in product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. In 2022, these costs primarily related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. The decrease for the three and six months ended June 30, 2023 compared to the same periods in 2022 is due to the completing of clinical trial activities in the prior period in 2022 and higher expenses for the preparation for the pre-NDA meeting in April 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting and legal services. For the three and six months ended June 30, 2023 compared to the same periods in 2022, selling, general and administrative expenses have increased due to activities to prepare for commercial launch.
Interest and other Income/Expense
Interest and other income (expense) in 2023 is primarily related to the change in fair value of the warrant liability, interest income associated with marketable securities offset by interest expense related to our debt instruments. Interest and other income (expense) in 2023 is primarily related to interest expense for our debt instruments. There was a decrease in interest expense for the three and six months ended June 30, 2023 compared to the same periods in 2022 related to the principal loan payments during the first half of 2023 as we paid $6.3 million of principal payments.
Liquidity and Capital Resources
At June 30, 2023, we had cash, cash equivalents and restricted cash totaling $14.6 million, as compared to cash, cash equivalents and restricted cash totaling $11.8 million at December 31, 2022. During the six months ended June 30, 2023, we used $13.9 million of cash for operating activities and $6.3 million for principal payments. At March 31, 2023, we had cash, cash equivalents and restricted cash totaling $24.3 million and we used $9.7 million of cash for operating activities during the three months ended June 30, 2023.
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
We currently believe that our current cash and cash equivalents will enable us to have sufficient cash past our anticipated PDUFA date of August 14, 2023. If there is a substantial delay in the approval of HEPZATO we expect to need to raise additional capital under structures available to us, including debt and/or equity offerings, which may not be on terms favorable to us. In a delayed approval scenario, we will not have sufficient funds to meet its obligations within twelve months from the issuance date of these condensed consolidated financial statements. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. In a delayed approval scenario, our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities, or through partnering or licensing transactions in which we receive cash to support our future operations. If we are unable to secure additional capital or if additional capital is not available on favorable terms for us, we may be required to take measures to reduce costs in order to conserve our cash.
We also expect to use cash and cash equivalents to fund activities relating to the recent HEPZATO NDA resubmission, the possible commercialization of HEPZATO and the continued commercial support for CHEMOSAT and the any future clinical research trials and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.
Our capital commitments over the next twelve months include (a) $6.6 million to satisfy accounts payable, accrued expenses and lease liabilities and (b) $5.1 million of loan principal payments. Additional capital commitments beyond the next twelve months include (a) $0.1 million of lease liabilities; (b) $1.0 million for settlement of litigation with medac; (c) $0.5 million of loan principal payments; and (d) $5.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.
ATM Sales Agreement
We entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three and six months ended June 30, 2023.
Avenue Loan Agreement
On August 6, 2021, we entered into the Avenue Loan Agreement with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at June 30, 2023 was 15.95%. The Avenue Loan is secured by all of our assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. On March 15, 2023, we returned to Avenue $4.0 million held in the restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, we reached an agreement to amend the existing loan agreement with Avenue to defer the interest only period to September 30, 2023. The interest only period may be extended at our option to December 31, 2023 if, by September 30, 2023, we have (a) received FDA approval for the HEPZATO KIT and (b) received net proceeds of at least $10 million from the sale and issuance of equity securities or exercise of existing warrants. In exchange for this extension, we have agreed to provide Avenue with 34,072 warrants to purchase shares of common stock. The exercise price of the warrants is $0.01.
Private Placements, Common Offering and Warrants
On March 27, 2023, we entered into a securities purchase agreement with certain accredited investors (the “Preferred Purchase Agreement”), pursuant to which we agreed to issue and sell, in a private placement (the “Series F Preferred Offering”), (i) 24,900 shares of our Series F-1 Convertible Preferred Stock, par value $0.01 per share (the “Series F-1 Preferred Stock”), (ii) tranche A warrants (the “Preferred Tranche A Warrant”) to acquire shares of Series F-3 Convertible Preferred Stock, par value $0.01 per share (the “Series F-3 Preferred Stock”) and (iii) tranche B warrants (the “Preferred Tranche B Warrant,” together with the Preferred Tranche A Warrant, the “Preferred Warrants”) for an aggregate offering price of $24.9 million before deducting the fees paid to the placement agent and the financial advisors and other financing expenses payable by us.
Also on March 27, 2023, we entered into a securities purchase agreement with the our Chief Executive Officer, Gerard Michel, pursuant to which we agreed to issue and sell, in a private placement, (i) 19,646 shares of common stock, (ii) tranche A warrants to acquire shares of common stock and (iii) tranche B warrants to acquire shares of common stock for an approximate aggregate offering price of $100,000.
On June 12, 2023, at the annual general meeting of stockholders, the stockholders approved the private placement that closed on March 29, 2023 (“Stockholder Approval”) and therefore, the Preferred Warrants issued in such private placement are exercisable. The exercise of all such Preferred Warrants would generate approximately $60.0 million in proceeds. There can be no guarantee that such Preferred Warrants are ever exercised, and if so, there is no guarantee that we will ever receive the full $60.0 million in proceeds.

As of June 30, 2023, 15,276 shares of our Series F-1 Preferred Stock were converted into 4,629,539 shares of common stock and 9,624 shares of our Series F-1 Preferred Stock were converted into an equal number of shares of Series F-2 Preferred Stock.

Critical Accounting Estimates
Other than the accounting for the valuation of warrant liability and Series F-1 Preferred Stock, during the three and six months ended June 30, 2023, there were no other material changes to critical accounting estimates as reported in our Annual Report.
The valuations of the warrant liability and Series F-1 Preferred Stock were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. In addition, the Company used probabilities of the FDA approval and of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO as inputs in the model to determine the fair value of warrants liability and Series F-1 Preferred Stock. The Company will adjust the fair value of the warranty liability at the end of each reporting period.

Application of Critical Accounting Policies
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Other than the policies described in our notes Note 1 to the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on 10-Q for the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in “Note 3 – Summary of Accounting Policies” to the notes to the consolidated financial statements contained in the Annual Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2023, our management, under the supervision of our Chief Executive Officer and our Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Officer determined that as a result of the material weaknesses in our internal control over financial reporting previously disclosed in our Annual Report, our disclosure controls and procedures were not effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
medac Matter
In April 2021, the Company’s wholly owned subsidiary, Delcath Systems Ltd, issued to medac GmbH, a privately held, multi-national pharmaceutical company based in Germany (“medac”), an invoice for a €1 million milestone payment under a License, Supply and Marketing Agreement dated December 10, 2018 (the “medac Agreement”) between medac and the Company. The medac Agreement provided to medac the exclusive right to market and sell CHEMOSAT in certain designated countries for which the Company was entitled to a combination of upfront and success-based milestone payments as well as a fixed transfer price per unit of CHEMOSAT and specified royalties.
In response to medac’s subsequent dispute and non-payment of the invoice, on October 12, 2021, the Company notified medac in writing that it was terminating the medac Agreement due to medac’s nonpayment of the €1 million milestone payment, with the effective date of termination of the medac Agreement being April 12, 2022. On December 16, 2021, the Company initiated an arbitration proceeding pursuant to the dispute resolution procedures of the medac Agreement for the non-payment of the invoice.
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the fair value of the settlement to be $1.3 million as of June 30, 2023 and recorded $1.1 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of June 30,2023.
Lachman Consulting Services, Inc
On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a Complaint alleging that Delcath owes Lachman approximately $0.9 million in unpaid consulting fees plus interest, costs and attorneys’ fees. The dispute arose from a July 22, 2021 agreement between Lachman and Delcath under which Lachman provided assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. As of June 30, 2023, the Company recorded $0.9 million as an accrued liability on the Company’s condensed consolidated balance sheet. A settlement was reached on July 5, 2023, under which the Company paid Lachman $0.9 million.

Item 1A.    Risk Factors
Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K. Our business faces significant risks and uncertainties, and those described below may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risk Factor Summary
Below is a summary of material factors that make an investment in our common stock speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this summary to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. An additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, are described below, and this summary is qualified in its entirety by that description. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described below as part of your evaluation of an investment in our common stock.
•Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. If there is a delay in the potential commercialization of HEPZATO, including a delay in the approval of HEPZATO or lower than anticipated revenue from any HEPZATO commercialization, we will be unable to continue to operate for the foreseeable future without additional capital;

•If there is a delay in the potential commercialization of HEPZATO, including a delay in the approval of HEPZATO or lower than anticipated revenue from any HEPZATO commercialization, we will need additional capital to maintain our operations. If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT and HEPZATO, complete our clinical trials or conduct future product development and clinical trials;

•The Company does not expect to generate significant revenue for the foreseeable future;

•Continuing losses may exhaust our capital resources;

•If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT and HEPZATO, or conduct future product development and clinical trials;

•Our failure to obtain, or delays in obtaining, regulatory approvals may have a material adverse effect on our business, financial condition and results of operations;

•We have obtained the right to affix the CE Mark for the CHEMOSAT Hepatic Delivery System as a medical device for the delivery of melphalan. Since we may only promote the device within this specific indication, if physicians are unwilling to obtain melphalan separately for use with CHEMOSAT, our ability to commercialize CHEMOSAT in the EU will be significantly limited;

•We are subject to significant ongoing regulatory obligations and oversight in the EU and will be subject to such obligations in any other country where we receive marketing authorization or approval;

•The development and approval process in the United States is time consuming, requires substantial resources and may never lead to the approval of HEPZATO by the FDA for use in the United States. The FDA may reject our New Drug Application resubmission or refuse to approve the New Drug Application for HEPZATO;

• If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market HEPZATO for other indications;

•We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates;

•We rely on third parties to conduct certain elements of the clinical trials for CHEMOSAT and HEPZATO, and if these third parties do not perform their obligations to us, we may not be able to obtain regulatory approvals for our system;

• Purchasers of CHEMOSAT in the EU may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, commercialization of CHEMOSAT in the EU may not be successful. The success of any of our products may be harmed if the government, private health insurers or other third-party payers do not provide sufficient coverage or reimbursement;

• CHEMOSAT and HEPZATO may not achieve sufficient acceptance by the medical community to sustain our business;

• We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties;

•Compliance with laws and regulations pertaining to the privacy and security of health information may be time consuming, difficult and costly for us, particularly in light of increased focus on privacy issues in countries around the world, including the U.S. and in the EU;

•Changes in health care law and governmental policies and initiatives with respect to health care, including government restrictions on pricing and reimbursement and other health care payor cost-containment initiatives, may have a material adverse effect on us;

•Changes in general market, economic, and political conditions, as well as uncertainty resulting from geopolitical tensions, and other macroeconomic conditions;

• Consolidation in the healthcare industry could lead to demands for price concessions;

• We may not be able to enter into or maintain acceptable arrangements for the supply of components and/or raw materials needed for the manufacture of HEPZATO and/or CHEMOSAT;

•The FDA may determine that our NDA Resubmission is not approvable due to cGMP deficiencies;

•We must maintain or enter into acceptable arrangements for the production of melphalan and other critical components of HEPZATO, we may not be able to ensure adequate supply impacting our ability to successfully commercialize HEPZATO in the United States or complete any future clinical trials;

•If we cannot successfully manufacture CHEMOSAT and HEPZATO, our ability to develop and commercialize the system would be impaired;

•Even if we receive FDA or other foreign regulatory approvals, we may be unsuccessful in commercializing our product in markets outside the EU, because of inadequate infrastructure or an ineffective commercialization strategy; and

• Any plan by the Company to use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and HEPZATO may not be successful.

Risks Related to Our Business and Financial Condition
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2022. If there is a delay in the potential commercialization of HEPZATO, including a delay in the approval of HEPZATO or lower than anticipated revenue from any HEPZATO commercialization, we will be unable to continue to operate for the foreseeable future without additional capital.

Our independent registered public accounting firm issued a report dated March 27, 2023 in connection with the audit of our financial statements as of December 31, 2022, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern including our significant working capital deficiency, significant losses and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2022 and quarter ended June 30, 2023, included in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, contain disclosures describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations past our anticipated PDUFA date of August 14, 2023 for HEPZATO. If there is a substantial delay in the approval of HEPZATO, in the absence of potential proceeds from cash exercises of currently outstanding warrants and/or substantial modifications to the Company’s current preparations for the potential commercialization of HEPZATO, our ability to continue as a going concern depends on our ability to raise additional funding. If we are not able to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law or enter into a receivership, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.
As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
If there is a delay in the potential commercialization of HEPZATO, including a delay in the approval of HEPZATO or lower than anticipated revenue from any HEPZATO commercialization, we will need additional capital to maintain our operations. If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we will not be able to further commercialize CHEMOSAT and HEPZATO, complete our clinical trials or conduct future product development and clinical trials.
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
We will require additional substantial financing to complete our clinical trial program or seek other approvals, to conduct future development and clinical trials and to further commercialize our product in the EU and any other markets where we may receive approval for our products. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations past our anticipated PDUFA date of August 14, 2023 for HEPZATO. If there is a substantial delay in the approval of HEPZATO, in the absence of potential proceeds from cash exercises of currently outstanding warrants, we will require substantial additional funding to complete product development projects or clinical trials. If we are unable to raise additional capital, our ability to complete product development projects or clinical trials will be impaired. We do not know if additional financing will be available on commercially reasonable terms or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions.
If we require additional financing in the near-term due to any change to our anticipated PDUFA date, we will not be able to further commercialize CHEMOSAT and HEPZATO, obtain regulatory approvals or complete our development projects or clinical trials, which could result in a complete loss of an investment in our securities.
Our liquidity and capital requirements will depend on numerous factors, including:
•the outcome of clinical studies;

•the timing and costs of our various United States and foreign regulatory filings, obtaining approvals and complying with regulations;
•our ability to secure the continuous supply of melphalan and other critical components of HEPZATO and CHEMOSAT from facilities in compliance with applicable manufacturing regulations;
•our ability to secure commercially reasonable terms for the supply of melphalan and other critical components of HEPZATO and CHEMOSAT;
•the timing, costs and regulatory approval processes associated with developing our and/or our partners’ manufacturing operations;
•the timing of product commercialization activities, including marketing and distribution arrangements;
•market acceptance of any approved product candidates, including product pricing and product reimbursement by third-party payors;
•executive compensation, including the cost of attracting senior executives;
•the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and
•the impact of competing technological and market developments.
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
If we do not receive FDA Approval before September 30, 2023, we may be unable to comply with the terms and conditions of our Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”). If we breach the Avenue Loan Agreement, this may adversely impact our business and financial condition.
On August 6, 2021, we entered into the Avenue Loan Agreement, pursuant to which, we have borrowed $15 million as of the date hereof. Pursuant to the Avenue Loan Agreement, we made monthly interest-only payments during the first fifteen months of the term of the Avenue Loan Agreement and began principal payments in December 2022. On March 31, 2023, the Company reached an agreement to amend the Avenue Loan Agreement to defer the interest only to September 30, 2023. The interest only period may be extended at the Company’s option to December 31, 2023 if, by September 30, 2023, the Company has (a) received FDA approval for the HEPZATO KIT and (b) received net proceeds of at least $10 million from the sale and issuance of equity securities or exercise of existing warrants.
The Avenue Loan Agreement bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at June 30, 2023 was 15.95%. The Avenue Loan Agreement is secured by all of the Company’s assets globally, including intellectual property. The amount borrowed pursuant to the Avenue Loan Agreement matures on August 1, 2024.
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
We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through past our anticipated PDUFA date of August 14, 2023. If we do not make our required monthly repayment on October 1, 2023, in accordance with the March 2023 amendment to the Avenue Loan Agreement, we would be in default of the Avenue Loan Agreement. If we were to be in default of the Avenue Loan Agreement, our business and financial condition may be adversely impacted and result in us losing rights to certain or our assets, including intellectual property that is secured by the Avenue Loan Agreement. Furthermore, if we default on any installment under the Avenue Loan Agreement, we will not be eligible to use Form S-3 registration statements for an extended period of time, which could further adversely impact our ability to raise additional financing.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. In 2013, we received a complete response letter from the FDA declining to approve our NDA in its then current form. There can be no assurance that our recent resubmission will be accepted by FDA or will not result in another Complete Response Letter.
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
We have completed a pivotal Phase 3 trial in ocular melanoma liver metastases. We will need to justify how the results of the study support a favorable risk-benefit assessment, particularly whether the response rate is sufficient to overcome the toxicity of HEPZATO. The FDA may review and issue another CRL if it does not conclude that the clinical benefits outweigh the risks and that HEPZATO is safe and effective for use in the intended population.
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
Raising additional capital, or the exercise or conversion of securities exercisable or convertible into shares of common stock, may cause dilution to our existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require it to relinquish proprietary rights.
Significant additional capital will be needed in the future to continue our planned operations. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, exercise of our outstanding warrants and conversion of outstanding preferred stock, strategic alliances and license and development agreements in connection with any collaborations. We do not currently have any committed external source of funds and we anticipate that our existing cash and cash equivalents will enable us to maintain our current operations past our anticipated PDUFA date of August 14, 2023. To the extent that we raise additional capital by issuing equity securities, existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. In addition, the exercise of outstanding warrants and options will also cause dilution. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming its stock or making investments.
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
As of June 30, 2023, we had $14.6 million in cash and cash equivalents. We have had minimal revenue to date, and have a substantial accumulated deficit, recurring operating losses and negative cash flow. We are not profitable and have incurred losses in each year since commencing operations. For the six months ended June 30, 2023 and years ended December 31, 2022 and 2021, we incurred net losses of approximately $16.2 million, $36.5 million and $25.6 million, respectively, and expect to continue to incur losses in 2023. To date, we have funded operations through a combination of private placements and public offerings of our securities, debt financing including convertible notes. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to complete our clinical trials, engage in product development and the regulatory approval process and commercialization of CHEMOSAT and HEPZATO or any other versions of these products. If we are unable to raise capital or generate sufficient revenue, we may not be able to pay our debts when they become due and may have to seek protection under federal bankruptcy law or enter into a receivership.
Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, we will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. In addition, we will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. Our ability to generate any product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:
•successfully complete research and clinical development of current and future product candidates and obtain regulatory approval for those product candidates;
•establish and maintain supply and manufacturing relationships, under commercially reasonable terms, with third parties, and ensure adequate, scaled up and legally compliant manufacturing of necessary components, including melphalan, bulk drug substances and drug products to maintain sufficient supply;
•launch and commercialize any product candidates for which marketing approval is obtained, if any, and, if launched independently by us without a partner, successfully establish a sales force and marketing and distribution infrastructure;
•demonstrate the necessary safety data (and, if accelerated approval is obtained, verify the clinical benefit) post-approval to ensure continued regulatory approval;
•obtain coverage and adequate product reimbursement from third-party payors, including government payors, for any approved products;
•achieve market acceptance for any approved products;
•establish, maintain, protect and enforce our intellectual property rights; and
•attract, hire and retain qualified personnel.
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
We have in the past, and may in the future, become subject to litigation or claims arising in or outside the ordinary course of business (other than intellectual property infringement actions) that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. Such claims and litigation proceedings may be brought by third parties, including our competitors, advisors, service providers, partners or collaborators, employees, and governmental or regulatory bodies. For information on past legal proceedings, please see “Part I - Item 1. Legal Proceedings.” Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. We may not be able to determine the amount of any potential losses and other costs we may incur due to the inherent uncertainties of litigation and settlement negotiations. In the event we are required or decide to pay amounts in connection with any claims or lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows or both. Additionally, we may be unable to maintain our existing directors’ and officers’ liability insurance in the future at satisfactory rates or adequate coverage amounts and may incur significant increases in insurance costs.
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability.
The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, public health crises and the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
Further downgrades of the U.S. credit rating, automatic spending cuts, or a government shutdown could negatively impact our liquidity, financial condition and earnings.
The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. On August 1, 2023, Fitch Ratings downgraded the United States’ long-term foreign currency issuer default rating to AA+ from AAA as a result of these repeated debt ceiling and budget deficit concerns. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Moreover, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to FDA and Foreign Regulatory Approvals and Regulatory Matters
The development and approval process in the United States could take many years, require substantial resources and may never lead to the approval of HEPZATO by the FDA for use in the United States.
We cannot sell or market HEPZATO with melphalan or other chemotherapeutic agents in the United States without prior FDA approval of the NDA for HEPZATO. Although melphalan and other drugs have been approved by the FDA for use as chemotherapeutic agents, regulatory approval is required in the United States for the combined medical device component and drug component and the specific indication, dose and route of administration of melphalan or other chemotherapeutic agents or compounds used in our system. We are seeking approval of HEPZATO for a substantially higher dose of melphalan than prior approved doses of melphalan and such other chemotherapeutic agents or other compounds. We must obtain separate regulatory approvals for HEPZATO with melphalan, and every other chemotherapeutic agent or other compound used with the system that we intend to market, and all the manufacturing facilities used to manufacture components or assemble our system must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish to the FDA’s satisfaction the product’s safety, efficacy, potency and purity for each intended use. The pre-clinical testing and clinical trials of HEPZATO with melphalan or any other chemotherapeutic agent or compound we use in its system must comply with the regulations of the FDA and other federal, state and local government authorities in the United States. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections for various reasons. Moreover, approval policies or regulations may change. If we do not obtain and maintain regulatory approval for HEPZATO and the use of melphalan or other chemotherapeutic agents, our business, results of operations, financial condition and prospects would be materially and adversely affected.
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
On February 14, 2023, the Company completed a NDA resubmission to the FDA for the HEPZATO KIT (melphalan hydrochloride for Injection/Hepatic Delivery System) seeking approval for the treatment of patients with unresectable hepatic-dominant metastatic ocular melanoma (mOM). On March 20, 2023, the FDA determined the resubmission constituted a complete response and set a PDUFA target action date of August 14, 2023.
The resubmission is in response to the September 12, 2013 CRL from the FDA. The NDA resubmission contains comprehensive data and information relating to the matters identified in the CRL. FDA may find our attempt to address the issues in the 2013 CRL insufficient to support approval and we may receive another CRL, which would have significant adverse effects on our business operations.
In addition to specific issues raised in the September 12, 2013 CRL, we must demonstrate to FDA that our manufacturing operations, including those of third party suppliers, are compliant with all applicable requirements, including current good manufacturing practices. As a result of an inspection unrelated to the HEPZATO NDA resubmission, FDA issued the melphalan supplier listed in our NDA resubmission 483 observations, regarding the manufacturer’s operations, and that the manufacturer is working to address these observations. In addition, we are aware that our current melphalan manufacturer is planning to suspend its operations beginning in December 2023 for several months to perform facility maintenance. Although we believe that we have adequate melphalan supply to meet internal projections through the shutdown and there are multiple sources of generic melphalan available in the event of FDA approval of the HEPZATO NDA, we cannot be certain that our efforts to avoid a supply interruption will be successful. If the FDA approves HEPZATO, we also must be able to enter into long-term supply agreements for critical components, including melphalan, under commercially reasonable terms.

Even if we obtain regulatory approval for HEPZATO in the United States, our ability to market HEPZATO would be limited to those uses that are approved.
The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA approves the NDA for HEPZATO, our ability to market and promote HEPZATO would be limited to the approved indication, so even with FDA approval, HEPZATO may only be promoted in this limited market. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use, and FDA approval may otherwise limit our sales practices and our ability to promote, sell and distribute the product. Thus, we may only market HEPZATO, if approved by the FDA, for its approved indication and could be subject to enforcement action for off-label marketing. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, FDA warning letters, corrective advertising and potential civil and criminal penalties.
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
It may take several years if the FDA or foreign regulatory authorities requests additional clinical trials of HEPZATO relating to our NDA submission, and failure can occur at any stage of development, for many reasons, including:
•any pre-clinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;
•establish and maintain the supply of necessary components, including melphalan, bulk drug substances and drug products to maintain sufficient supply to conduct such clinical studies;
•pre-clinical or clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval;
•negative or inconclusive results from a pre-clinical study or clinical trial or adverse medical events during a clinical trial could cause a pre-clinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful;
•the FDA or foreign regulatory authorities can place a clinical hold on a trial if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury;
•we may encounter delays or rejections based on changes in regulatory agency policies during the period in which we are developing a system, or the period required for review of any application for regulatory agency approval;
•enrollment in any additional clinical trials may proceed more slowly than expected;
•any other clinical trials may not demonstrate the safety and efficacy of any system or result in marketable products;
•the FDA or a foreign regulatory authority may change its approval policies or adopt new regulations that may negatively affect or delay our ability to bring a system to market or require additional clinical trials; and
•a system may not be approved for all the requested indications.
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•refusals or delays in the approval of NDAs or supplements to approved NDAs;
•refusal of a regulatory authority to review pending market approval applications or supplements to approved NDAs;
•restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls or seizures;
•fines, FDA warning letters or untitled letters, or holds on clinical trials;
•import or export restrictions;
•injunctions or the imposition of civil or criminal penalties;
•restrictions on product administration, requirements for additional clinical trials or changes to product labeling or REMS programs; or
•recommendations by regulatory authorities against entering into governmental contracts with us.
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
We design the clinical trials for our products, but rely on academic institutions, corporate partners, contract research organizations and other third parties to assist in managing, monitoring and otherwise carrying out these trials. We rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We rely on third parties to conduct monitoring and data collection of our future clinical trials. Although we rely on these third parties to manage the data from these clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties does not relieve us of these responsibilities and requirements and if we or the third parties upon whom we rely for our clinical trials fail to comply with the applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or other foreign regulatory agencies may require us to perform additional trials before approving our marketing application. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCPs. In addition, our clinical trials must be conducted with product that complies with the FDA’s cGMP requirements and we are dependent on third-party manufacturing and supply of critical components necessary for such clinical trial supply. To the extent a critical component relies on a single-sourced manufacture/supplier our ability to mitigate this risk decreases. Our failure, or any failure by such third party partners, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and may result in a failure to obtain regulatory approval for HEPZATO if these requirements are not met.

Purchasers of CHEMOSAT in Europe may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, commercialization of CHEMOSAT in Europe may not be successful.
We have obtained the right to affix the CE Mark for CHEMOSAT, and we intend to seek third-party or government reimbursement within those countries in Europe where we expect to market and sell CHEMOSAT. In Germany, we had received a ZE diagnostic-related group code, or ZE Code, which, beginning in 2016, permits hospitals in Germany to obtain reimbursement for CHEMOSAT procedures. Negotiations on the amount of reimbursement to be received under the ZE Code were concluded in 2016 and the procedure was reimbursed under the ZE Code in 2017. Reimbursement negotiations under the ZE system are conducted annually. Consequently, reimbursement obtained may not be for the full amount sought. In countries where we are able to obtain reimbursement, local policy could limit our ability to obtain adequate and consistent reimbursement and limit other sales opportunities in those countries.
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
If we obtain FDA approval for any of our drug candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal health care program, such as Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;
•the federal transparency requirements under the Patient Protection and Affordable Care Act of 2010, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to certain payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and
•state law and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
The FDA may determine that our NDA Resubmission is not approvable due to cGMP deficiencies.
We must demonstrate to FDA that our manufacturing operations, including those of third party suppliers, are compliant with all applicable requirements, including cGMPs in order for FDA to approve our HEPZATO NDA resubmission. If FDA determines that our facility or any of supplier/manufacturer listed in our NDA resubmission is not in compliance with cGMPs, it could result in the FDA issuing a CRL regarding the NDA resubmission. Such a conclusion could be unrelated to the manufacturing of a component for us, but still impact our NDA resubmission.
We must maintain or enter into acceptable arrangements for the production of melphalan and other critical components of HEPZATO and we may not be able to ensure adequate supply impacting our ability to successfully commercialize HEPZATO in the United States or complete any future clinical trials.
Each manufacturer/supplier of components for the production of HEPZATO and CHEMOSAT must be in compliance with cGMPs. Our supply of critical components of HEPZATO and CHEMOSAT includes the use of one contracted supplier. If the FDA approves HEPZATO, we also must be able to enter into long-term supply agreements for critical components, including melphalan, under commercially reasonable terms.
In addition, FDA inspections of our suppliers/manufacturers, even for products other than those supplied to us, may result in the supplier/manufacturer being shut down or unable to deliver critical components to us in a timely manner. Such risks are increased for those components for which we have one contractual supplier.
We currently have an agreement with one supplier of melphalan and, with the goal of minimizing the risk of a supply interruption, are in discussions with several melphalan ANDA holders who have indicated interest in supplying melphalan to us. We are aware that FDA issued our current melphalan manufacturer 483 observations as a result of an inspection unrelated to the HEPZATO

NDA resubmission and the manufacturer is working to address these observations. The manufacturer is planning to suspend its operations beginning in December 2023 for several months to perform facility maintenance. The Company believes it has sufficient quantities of melphalan to meet its forecasted HEPZATO KIT demand through this shutdown period. The Company believes it has sufficient stock for the device components of the HEPZATO KIT to meet the first year of its forecasted demand and intends to manage supply chain risk through stockpiled inventory and contracting with multiple suppliers for critical components.
Although we are pursuing a variety of strategies to mitigate the risk of a supply interruption as we prepare to obtain commercial supply for our product, if approved by FDA, we cannot assure you that such shutdown and related matters will not result in a loss of supply in the event the shutdown is longer than anticipated or in the event regulatory action is taken against the supplier.
We may pursue agreements with additional contract manufacturers to produce melphalan and other critical components for use in any future clinical trial programs and for the production of CHEMOSAT and HEPZATO, as well as for labeling and finishing services. We may not be able to enter into such arrangements on commercially reasonable terms or at all. To manufacture melphalan or other chemotherapeutic agents on our own, we would have to develop a manufacturing facility that complies with FDA regulations for the production of melphalan and each other chemotherapeutic agent we choose to manufacture for use with our system. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability. If we are unable to obtain sufficient melphalan and labeling services on acceptable terms or encounter delays or difficulties in our relationships with current and future suppliers or if current and future suppliers of melphalan do not comply with applicable regulations for the manufacturing and production of melphalan, our business, financial condition and results of operations may be materially harmed.
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
We may not be successful in our efforts to expand the commercialization of CHEMOSAT in the European Union, and we may not be successful in commercializing HEPZATO in the United States and CHEMOSAT or HEPZATO in other foreign countries. Each country requires a different commercialization strategy, so our European Union marketing strategy may not translate to other markets. Without a successful commercialization strategy tailored for each market, our efforts to promote and market CHEMOSAT and HEPZATO in each of our target markets may fail in any or all of those markets. If we are unsuccessful in accomplishing our objectives, or if our commercialization efforts do not develop as planned, we may not be able to successfully commercialize HEPZATO or any future approved products, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We may use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and HEPZATO, but it may not be successful.
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
Currently we have only received authorization to market CHEMOSAT in the European Union and intend to seek similar authorization or approvals in other foreign countries. To accommodate our international sales, we will need to further invest financial and management resources to develop an international infrastructure that will meet the needs of our customers. Accordingly, we will face additional risks resulting from our international operations including:

•difficulties in enforcing agreements and collecting receivables in a timely manner through the legal systems of many countries outside the United States;
•the failure to satisfy foreign regulatory requirements to market our products on a timely basis or at all;
•availability of, and changes in, reimbursement within prevailing foreign healthcare payment systems;
•difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign sales or marketing employees and agents;
•limited protection for intellectual property rights in some countries;
•fluctuations in currency exchange rates;
•the possibility that foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade;
•the possibility of any material shipping delays;
•significant changes in the political, regulatory, safety or economic conditions in a country or region;
•protectionist laws and business practices that favor local competitors; and
•trade restrictions, including the imposition of, or significant changes to, the level of tariffs, customs duties and export quotas.
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
We do not have patent rights in certain foreign countries in which a market for our product and technologies exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. The complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product and technologies.
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
The patent position of medical drug and device companies is generally highly uncertain. The degree of patent protection we require may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us sufficient exclusivity, or to gain or keep our competitive advantage. For example:
•we might not have been the first to invent or the first to file patent applications on the inventions covered by each of our pending patent applications and issued patents;
•others may independently develop similar or alternative technologies or duplicate any of our technologies;
•the patents of others may have an adverse effect on our business;
•any patents we obtain or license from others in the future may not encompass commercially viable products, may not provide us with any competitive advantages or may be challenged by third parties; and
•any patents we obtain or license from others in the future may not be valid or enforceable.
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
Companies in the medical drug/device industry may use intellectual property infringement litigation to gain a competitive advantage. In the United States, patent applications filed in recent years are confidential for 18 months, while older applications are not publicly available until the patent issues. As a result, there may be some uncertainties associated with avoiding patent infringement. Litigation may be necessary to enforce any patents issued or assigned to us or to determine the scope and validity of third-party proprietary rights. Litigation could be costly and could divert our attention from our business. There are no guarantees that we will receive a favorable outcome in any such litigation. If a third-party claims that we infringed its patents, any of the following may occur:
•we may become liable for substantial damages for past infringement if a court decides that our technologies infringe upon a competitor’s patent;
•we may become prohibited from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms or at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; and

•we may have to redesign our product so that it does not infringe upon others’ patent rights, which may not be possible or could require substantial funds or time.
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
The trading price of our common stock has been, and we expect it to continue to be, volatile. For example, the trading price of our common stock has varied between a high of $7.99 on May 31, 2023 and a low of $3.44 on January 4, 2023. The price at which our common stock trades depends upon a number of factors, including historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our common stock to fluctuate are the risks described elsewhere in this “Risk Factors” section and other factors, including:

•fluctuations in our quarterly operating results or the operating results of competitors;
•variance in financial performance from the expectations of investors;
•changes in the estimation of the future size and growth rate of our markets;
•changes in accounting principles or changes in interpretations of existing principles, which could affect financial results;
•conditions and trends in the markets served;
•changes in general economic, industry and market conditions;
•success of competitive products and services;
•changes in market valuations or earnings of competitors;
•changes in pricing policies or the pricing policies of competitors;
•announcements of significant new products, contracts, acquisitions or strategic alliances by us or our competitors;
•potentially negative announcements, such as a review of any of our filings by the SEC, changes in accounting treatment or restatements of previously reported financial results or delays in our filings with the SEC;
•the commencement or outcome of litigation involving us, our general industry or both;
•our filing for protection under federal bankruptcy laws;
•changes in capital structure, such as future issuances of securities or the incurrence of additional debt;
•actual or expected sales of common stock by stockholders; and
•the trading volume of our common stock.
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
As of June 30, 2023, 15,250,469 shares of common stock are issued and outstanding, and we had reserved 27,383,009 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans, outstanding warrants and preferred stock.
Future sales of a substantial number of shares of our common stock in the public market or the perception that such sales may occur, or the issuance of our common stock pursuant to outstanding warrants or convertible preferred stock, could cause immediate dilution and adversely affect the market price of our common stock. The sale or issuance of our common stock, as well as the existence of outstanding stock options and shares of common stock reserved for issuance under our equity incentive plans and outstanding warrants and convertible preferred stock, could cause the market price of our common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of shares of our common stock or other equity-related securities would have on the market price of our common stock.
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
We intend to retain all earnings for use in connection with the expansion of our business and for general corporate purposes. The board of directors will have the sole discretion in determining whether to declare and pay dividends in the future. The declaration of dividends will depend on profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by our board of directors. Our ability to pay cash dividends in the future could be limited or prohibited by the terms of financing agreements that we may enter into or by the terms of any preferred stock that may be authorized and issued. For example, the terms of the Avenue Loan Agreement contains negative covenants prohibiting us from issuing cash dividends. We do not expect to pay dividends in the foreseeable future. As a result, holders of our common stock must rely on stock appreciation for any return on their investment.
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

From time to time, we may consider strategic alternatives, such as acquiring businesses, technologies or products or entering into a business combination with another company. If we do pursue such a strategy, we could, among other things:
•issue equity securities that would dilute current stockholders’ percentage ownership;
•incur substantial debt that may place strains on our operations;
•spend substantial operational, financial and management resources in integrating new businesses, personnel, intellectual property, technologies and products;
•assume substantial actual or contingent liabilities;
•reprioritize our programs and even cease development and commercialization of CHEMOSAT and HEPZATO;
•suffer the loss of key personnel, or
•merge with, or otherwise enter into a business combination with, another company in which our stockholders would receive cash or shares of the other company or a combination of both on terms that certain of our stockholders may not deem desirable.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. Our management and other personnel need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time- consuming and costly. The increased costs may increase our net loss. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage as we did prior to becoming a public company. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers.
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

3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated June 12, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2023).

3.7
Certificate of Designation of Preference, Rights and Limitations of the Series F Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K on March 30, 2023).

3.8	Amended and Restated By-Laws of the Company.

31.1*	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification by Principal Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*+	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*+	Certification by Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
*+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended,     or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

DELCATH SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCATH SYSTEMS, INC.

August 9, 2023	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

August 9, 2023	/s/ Sandra Pennell
Sandra Pennell
Principal Financial Officer