Form 10-Q
period 2023-09-30
DELCATH SYSTEMS, INC.
filed 2023-11-13
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2023, 22,046,101 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$40,462	$7,671
Restricted cash	50	4,151
Accounts receivable, net	205	366
Inventory	2,667	1,998
Prepaid expenses and other current assets	2,712	1,969
Total current assets	46,096	16,155
Property, plant and equipment, net	1,374	1,422
Right-of-use assets	107	285
Total assets	$47,577	$17,862
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$753	$2,018
Accrued expenses	5,230	4,685
Lease liabilities, current	35	186
Loan payable, current	5,080	7,846
Convertible notes payable, current	2,876	—
Total current liabilities	13,974	14,735
Warrant liability	5,773	—
Other liabilities, non-current	1,111	1,144
Loan payable, non-current	—	3,070
Convertible notes payable, non-current	2,000	4,772
Total liabilities	22,858	23,721
Commitments and contingencies (see note 13)
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 37,787 and 11,357 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 19,688,991 shares and 10,046,571 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	197	100
Additional paid-in capital	518,607	451,608
Accumulated deficit	(494,026)	(457,484)
Accumulated other comprehensive loss	(59)	(83)
Total stockholders’ equity (deficit)	24,719	(5,859)
Total liabilities and stockholders’ equity	$47,577	$17,862
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Product revenue	$434	$906	$1,526	$1,909
Other revenue	—	—	—	171
Total revenues	434	906	1,526	2,080
Cost of goods sold	(133)	(235)	(464)	(449)
Gross profit	301	671	1,062	1,631
Operating expenses:
Research and development expenses	4,662	4,065	12,793	14,152
Selling, general and administrative expenses	6,195	4,779	15,147	13,477
Total operating expenses	10,857	8,844	27,940	27,629
Operating loss	(10,556)	(8,173)	(26,878)	(25,998)
Change in fair value of warrant liability	(9,384)	—	(8,224)	—
Interest expense, net	(395)	(730)	(1,454)	(2,040)
Other income (expense)	(5)	26	14	2
Net loss	(20,340)	(8,877)	(36,542)	(28,036)
Other comprehensive income:
Foreign currency translation adjustments	5	(46)	24	(82)
Total other comprehensive loss	$(20,335)	$(8,923)	$(36,518)	$(28,118)
Common share data:
Basic and diluted loss per common share	$(1.14)	$(0.96)	$(2.61)	$(3.29)
Weighted average number of basic and diluted shares outstanding	17,863,078	9,215,786	13,985,248	8,536,006
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2023	11,357	$—	10,046,571	$100	$451,608	$(457,484)	$(83)	$(5,859)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Private placement -issuance of common shares, net of expenses	—	—	19,646	1	55	—	—	56
Issuance of common stock with the employee stock purchase plan	—	—	15,417	—	47	—	—	47
Net loss	—	—	—	—	—	(9,000)	—	(9,000)
Total comprehensive income	—	—	—	—	—	—	19	19
Balance at March 31, 2023	11,357	$—	10,081,634	$101	$453,371	$(466,484)	$(64)	$(13,076)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Conversion of Series F-1 Preferred shares to common shares	—	—	4,629,539	47	11,222	—	—	11,269
Series Preferred F-2 Shares Issuance	9,624	—	—	—	7,099	—	—	7,099
Prefunded warrant exercise	—	—	538,828	5	—	—	—	5
Issuance of common stock related to stock option exercises	—	—	468	—	2	—	—	2
Net loss	—	—	—	—	—	(7,202)	—	(7,202)
Total comprehensive income	—	—	—	—	—	—	—	—
Balance at June 30,2023	20,981	$—	15,250,469	$153	$473,355	$(473,686)	$(64)	$(242)
Compensation expense for issuance of stock options	—	—	—	—	2,783	—	—	2,783
Conversion of Series F-2 Preferred shares to common shares	(4,721)	—	1,430,603	14	-14	—	—	—
Series F-3 Preferred Shares Issuance	34,859	—	—	—	42,388	—	—	42,388
Conversion of Series F-3 Preferred shares to common shares	(13,232)	—	2,940,440	30	-29	—	—	1
Conversion of Series E Preferred shares to common shares	(100)	—	10,000	—	—	—	—	—
Common Stock warrant exercise	—	—	31,110	—	—	—	—	—
Issuance of common stock with the employee stock purchase plan	—	—	26,018	—	76	—	—	76
Issuance of common stock related to stock option exercises	—	—	351	—	1	—	—	1
Compensation expense for issuance of employee stock purchase plan	—	—	—	—	47	—	—	47
Net loss	—	—	—	—	—	(20,340)	—	(20,340)
Total comprehensive income	—	—	—	—	—	—	5	5
Balance at September 30, 2023	37,787	$—	19,688,991	$197	$518,607	$(494,026)	$(59)	$24,719

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2022	11,357	$—	7,906,728	$79	$432,831	$(420,976)	$18	$11,952
Compensation expense for issuance of stock options	—	—	—	—	2,271		—	2,271
Net loss	—	—	—	—	—	(9,000)	—	(9,000)
Total comprehensive income	—	—	—	—	—	—	2	2
Balance at March 31, 2022	11,357	$—	7,906,728	$79	$435,102	$(429,976)	$20	$5,225
Compensation expense for issuance of stock options	—	—	—	—	2,119	—	—	2,119
Net loss	—	—	—	—	—	(10,159)	—	(10,159)
Total comprehensive income	—	—	—	—	—	—	(31)	(31)
Balance at June 30, 2022	11,357	—	7,906,728	$79	$437,221	$(440,135)	$(11)	$(2,846)
Compensation expense for issuance of stock options	—	—	—	—	1,627	—	—	1,627
Private placement - issuance of common stock and prefunded warrants, net of expense	—	—	690,954	7	4,889	—	—	4,896
Net loss	—	—	—	—	—	(8,877)	—	(8,877)
Total comprehensive income	—	—	—	—	—	—	(46)	(46)
Balance at September 30, 2022	11,357	$—	8,597,682	$86	$443,737	$(449,012)	$(57)	$(5,246)
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,542)	$(28,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	6,152	6,016
Depreciation expense	87	98
Warrant liability fair value adjustment	8,224	—
Non-cash lease expense	262	339
Amortization of debt discount	582	574
Interest expense accrued related to convertible notes	120	120
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(743)	708
Accounts receivable	161	(493)
Inventory	(669)	(515)
Accounts payable and accrued expenses	(437)	2,907
Other liabilities, non-current	(270)	861
Deferred revenue	—	(170)
Net cash used in operating activities	(23,073)	(17,591)
Cash flows from investing activities:
Purchase of property, plant and equipment	(39)	(209)
Net cash used in investing activities	(39)	(209)
Cash flows from financing activities:
Net proceeds from private placement	22,960	4,896
Proceeds from the issuance of common stock relating to the employee stock purchase plan	123	—
Repayment of debt	(6,313)	—
Proceeds from exercise of warrants	35,004	—
Proceeds from exercise of stock options	3	—
Net cash provided by financing activities	51,777	4,896
Foreign currency effects on cash	25	(67)
Net increase (decrease) in total cash	28,690	(12,971)
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	11,822	26,953
End of period	$40,512	$13,982
Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$40,462	$9,831
Restricted Cash	50	4,151
Total	$40,512	$13,982

	Nine months ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$1,122	$1,337
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$84	$—
Conversion of mezzanine equity to common shares	$11,269	$—
Conversion of mezzanine equity to preferred shares	$7,099	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of primary and metastatic liver cancers. The Company’s lead product, the HEPZATO KITTM (“HEPZATO” melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the U.S. Food and Drug Administration (the “FDA”) on August 14, 2023 indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver with no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection or radiation. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.
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
The Company’s clinical development program for HEPZATO was comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in metastatic ocular melanoma (“mOM”). The Company is currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications that will maximize the value of the HEPZATO platform. In addition to HEPZATO’s approved use to treat mOM, the Company believes that HEPZATO has the potential to treat other liver dominant cancers, such as Metastatic Colorectal Cancer and Cholangiocarcinoma, and plans to begin the study of HEPZATO to treat such conditions in the near future. The Company believes that the disease states it is investigating and intends to investigate are unmet medical needs that represent significant market opportunities.
As the Company prepares for commercial launch of HEPZATO, the Company continues its expanded access program (“EAP”) in the United States to make HEPZATO readily available to mOM patients. The Company is focused on continuing to treat these patients enrolled in the EAP sites.
On February 28, 2022, CHEMOSAT received Medical Device Regulation (“MDR”) certification under the European Medical Devices Regulation (2017/745/EU), which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, the Company has assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Risks and Uncertainties
The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the risks associated with developing product candidates and successfully launching and commercializing its drug/device combination products, the Company's ability to obtain regulatory approval of its such products in the United States and other geography markets, the uncertainty of the broad adoption of its approved products by physicians and consumers, and significant competition.
In addition, high rates of inflation have resulted in the U.S. Federal Reserve raising interest rates. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Furthermore, if additional banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our or our partners’ ability to access existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition, including our ability to access additional capital on favorable terms, or at all, which could in the future negatively affect our ability to pursue our business strategy.
Liquidity and Going Concern
On September 30, 2023, the Company had cash, cash equivalents and restricted cash totaling $40.5 million, as compared to cash, cash equivalents and restricted cash totaling $11.8 million at December 31, 2022. During the nine months ended September 30, 2023, the Company used $23.1 million of cash in its operating activities and $6.3 million for principal payments.
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
The Company believes that current cash and cash equivalents will enable the Company to have sufficient cash through the launch of HEPZATO. If there is a substantial delay in the launch of HEPZATO, the Company expects to need to raise additional capital under structures available to the Company, including debt and/or equity offerings, which may not be on favorable terms. If commercialization were significantly delayed, the Company would not have sufficient funds to meet its obligations within twelve months from the issuance date of these condensed consolidated financial statements. As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
The Company’s capital commitments over the next twelve months include (a) $6.0 million to satisfy accounts payable, accrued expenses and lease liabilities and (b) $8.6 million of loan principal payments. Additional capital commitments beyond the next twelve months include (a) $0.1 million of lease liabilities; (b) $1.0 million for settlement of litigation with medac; and (c) $2.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2023 and 2022; however, certain information and footnote disclosures normally included in our audited consolidated financial statements included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
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
The Company has accounted for the Preferred Warrants as derivative instruments in accordance with ASC 815, Derivatives and Hedging. The Company classified the Preferred Warrants issued in conjunction with the Preferred Purchase Agreement (defined below) and the Common Warrants issued in conjunction with the Common Purchase Agreement (as defined below) as a liability due to the existence of a pre-specified volatility input to the Black-Scholes calculation which would be used to calculate the repurchase price of the Preferred Warrants and Common Warrants in the event of a Fundamental Transaction, as defined.
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
Revision of Previously Issued Quarterly Financial Statements
In preparation of the Company's audited financial statements as of and for year ended December 31, 2022, the Company determined it needed to correct previously reported share-based compensation expense for each quarter during 2022. The correction for share-based compensation increased the net loss in amount of $0.8 million for the first quarter of 2022, $0.5 million for the second quarter of 2022 and $0.4 million for the third quarter of fiscal 2022. The share-based compensation adjustment is a non-cash adjustment and did not have any impact on the cash balances for the Company.

The following tables contain the financial information for the periods previously reported and have been updated to reflect the revisions of the Company’s financial statements. The revisions do not have an impact on the Company’s cash position. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the three quarterly periods ended September 30, 2022. The impact of the revision on the Company’s financial statements for the three and nine months ended September 30, 2022 is reflected in the following table:

(In thousands)	As previously reported	Adjustment	As revised
Balance Sheet for September 30, 2022 (unaudited)
Additional paid-in capital	$442,066	$1,671	$443,737
Accumulated deficit	$(447,341)	$(1,671)	$(449,012)

Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2022 (unaudited)
Research and development expenses	$3,953	$112	$4,065
Selling, general and administrative expenses	4,519	260	4,779
Total operating expenses	8,472	372	8,844
Operating loss	(7,801)	(372)	(8,173)
Net loss	(8,505)	(372)	(8,877)
Total other comprehensive loss	(8,551)	(372)	(8,923)
Basic and diluted loss per common share	$(0.92)	$(0.04)	$(0.96)

Consolidated Statement of Operations and Comprehensive Loss for the nine months September 30, 2022 (unaudited)
Research and development expenses	$13,649	$503	$14,152
Selling, general and administrative expenses	12,309	1,168	13,477
Total operating expenses	25,958	1,671	27,629
Operating loss	(24,327)	(1,671)	(25,998)
Net loss	(26,365)	(1,671)	(28,036)
Total other comprehensive loss	(26,447)	(1,671)	(28,118)
Basic and diluted loss per common share	$(3.09)	$(0.20)	$(3.29)

Consolidated statement of Stockholders’ Equity (Deficit) for the three months ended September 30, 2022 (unaudited)
Compensation expense for issuance of stock options	$1,255	$372	$1,627
Net loss	$(8,505)	$(372)	$(8,877)

Consolidated statement of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2022 (unaudited)
Compensation expense for issuance of stock options	$4,345	$1,671	$6,016
Net loss	$(26,365)	$(1,671)	$(28,036)

Consolidated Statement of Cash Flows for the nine months ended September 30, 2022 (unaudited)
Net loss	$(26,365)	$(1,671)	$(28,036)
Stock option compensation expense	$4,345	$1,671	$6,016

(2)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheets.
Cash, cash equivalents, and restricted cash balances were as follows:

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$40,462	$7,671
Restricted balance for loan agreement	—	4,000
Letters of credit	—	101
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$40,512	$11,822
On March 15, 2023, the Company returned to Avenue (as defined below) the $4.0 million held in restricted cash to pay down a portion of the outstanding Avenue Loan (defined below) balance. On March 31, 2023, the letter of credit for the sub-lease agreement for office space at 1633 Broadway, New York, NY expired.
(3)    Inventory
Inventory consists of the following:

(In thousands)	September 30, 2023	December 31, 2022
Raw materials	$924	$763
Work-in-process	1,582	1,102
Finished goods	161	133
Total inventory	$2,667	$1,998
(4)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Clinical trial expenses	$1,630	$1,630
Insurance premiums	71	123
Professional services	655	121
Other	356	95
Total prepaid expenses and other current assets	$2,712	$1,969

(5)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	September 30, 2023	December 31, 2022	Estimated Useful Life
Buildings and land	$1,301	$1,301	30 years - Buildings
Enterprise hardware and software	1,855	1,855	3 years
Leaseholds	1,772	1,774	Lesser of lease term or estimated useful life
Equipment	1,262	1,222	7 years
Furniture	201	201	5 years
Property, plant and equipment, gross	6,391	6,353
Accumulated depreciation	(5,017)	(4,931)
Property, plant and equipment, net	$1,374	$1,422
Depreciation expense for the three and nine months ended September 30, 2023 and 2022 was less than $0.1 million for each period.
(6)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	September 30, 2023	December 31, 2022
Clinical expenses	$2,105	$1,470
Compensation, excluding taxes	1,535	1,040
Professional fees	61	1,087
Interest on convertible note	673	553
Other	856	535
Total accrued expenses	$5,230	$4,685
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
For the three and nine months ended September 30, 2023 and 2022, the Company recognized $0.1 million and $0.3 million, respectively, of operating lease expense in the U.S. and less than $0.1 million of operating lease expense in Ireland for the same periods.
As of September 30, 2023:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$238	$24	$262
Weighted average remaining lease term	0.0	2.8
Weighted average discount rate - operating leases	8%	8%

As of August 31, 2023, the lease of office space at 1633 Broadway, New York, NY was converted to a month-to-month lease. No ROU assets or lease liabilities are recognized on the balance sheet for this arrangement.
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

	U.S.	Ireland	Total
Year ended December 31, 2023	$—	$11	$11
Year ended December 31, 2024	—	42	42
Year ended December 31, 2025	—	42	42
Year ended December 31, 2026	—	25	25
Total	—	120	120
Less present value discount	—	(13)	(13)
Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2023	$—	$107	$107
(8)    Loans and Convertible Notes Payable

	September 30, 2023			December 31, 2022
	Gross	Discount	Net	Gross	Discount	Net
Loans Payable, Current	5,610	(530)	5,080	8,570	(724)	7,846
Loans Payable, Non-Current	—	—	—	3,353	(284)	3,070
Total - Loans Payable[1]	$5,610	$(530)	$5,080	$11,923	$(1,008)	$10,916

Convertible Notes Payable - Current	$3,000	$(124)	$2,876	$—	$—	$—
Convertible Notes Payable - Non-Current	$2,000	$—	$2,000	$5,000	$(228)	$4,772
Total - Convertible Notes Payable	$5,000	$(124)	$4,876	$5,000	$(228)	$4,772

Total - Loans and Notes Payable	10,610			16,923
1 The gross amount includes the 4.25% final payment of $0.5 million.
Remaining maturities of the Company’s loan and convertible note payables are as follows:

(In thousands)	Loans	Convertible Notes	Total
Year ended December 31, 2023	$—	$—	$—
Year ended December 31, 2024	5,610	5,000	10,610
Total	$5,610	$5,000	$10,610
Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at September 30, 2023 was 16.20%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.

The initial tranche of the Avenue Loan was $15.0 million, including $4.0 million that was funded into a restricted account. On March 15, 2023, the Company returned to Avenue $4.0 million held in the restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, the Avenue Loan Agreement was amended (the “Avenue Amendment”) to defer the interest only period to September 30, 2023, with an additional extension option upon FDA Approval for the HEPZATO KIT and subsequent receipt of at least $10 million from the sale and issuance of equity securities. On August 14, 2023, the Company received FDA approval and has subsequently received over $10 million from the exercise of Tranche A Preferred Warrants. At the Company’s option, it has elected to extend the interest only period to December 31, 2023 and principal payments are deferred until January 2024.
Up to $3.0 million of the principal amount of the Avenue Loan outstanding may be converted, at Avenue's option, into shares of the Company’s common stock at a conversion price of $11.98 per share.
The Avenue Loan Agreement requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan Agreement also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgements.
In connection with the initial entry into the Avenue Loan Agreement, the Company issued warrants to Avenue (the “Initial Avenue Warrant”) to purchase 127,755 shares of common stock at an exercise price per share equal to $0.01. The Initial Avenue Warrant is exercisable until August 31, 2026. Additionally, in connection with the Avenue Amendment, the Company issued to Avenue a warrant to purchase 34,072 shares of common stock at an exercise price per share equal to $0.01.
The Company determined that the embedded conversion option associated with the Avenue Loan did not require bifurcation and met the criteria for equity classification. In addition, the amendment was recorded under debt modification guidance. Aggregate debt discount amortization of $0.2 million and $0.6 million was recorded during the three and nine months ended September 30, 2023 and 2022, respectively. Interest expense incurred was $0.3 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively and $1.1 million and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.
Convertible Notes Payable
The Company has $2.0 million of principal outstanding related to Senior Secured Promissory Notes (the “Rosalind Notes”) which bear interest at 8% per annum. Pursuant to the original terms, the Rosalind Notes were convertible into Series E Preferred Stock at a price of $1,500 per share and were to mature on July 16, 2021. Interest expense was $0.1 million for the nine months ended September 30, 2023 and 2022, respectively.
On August 6, 2021, the Company executed an agreement to amend the Rosalind Notes to (i) reduce the conversion price to $1,198 per share of the Company’s Series E Preferred Stock; and (ii) extend the maturity date to October 30, 2024. In addition, the holders of the Rosalind Notes agreed to subordinate all of the Company’s indebtedness and obligations to Avenue and all of the holders’ security interest, to the Avenue Loan and Avenue’s security interest in the Company’s property.

(9)    Preferred Purchase Agreement
On March 27, 2023, we entered into a securities purchase agreement with certain accredited investors (the “Preferred Purchase Agreement”), pursuant to which on March 29, 2023, the Company issued and sold, in a private placement (the “Series F Preferred Offering”), (i) 24,900 shares of Series F-1 Convertible Preferred Stock, par value $0.01 per share (the “Series F-1 Preferred Stock”), (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire 34,859 shares of Series F-3 Convertible Preferred Stock, par value $0.01 per share (the “Series F-3 Preferred Stock”) and (iii) tranche B warrants (the “Preferred Tranche B Warrants,” together with the Preferred Tranche A Warrant, the “Preferred Warrants”) to acquire 24,900 shares of Series F-4 Convertible Preferred Stock, par value $0.01 per share (the “Series F-4 Preferred Stock”) for an aggregate offering price of $24.9 million before deducting the fees paid to the placement agent and the financial advisors and other financing expenses payable by the Company.
The gross proceeds of $24.9 million from the Series F Preferred Offering have been allocated first to the Preferred Warrant liabilities at their fair value of $4.9 million, with the residual of $20.0 million being allocated to the Series F-1 Preferred Stock.
During the three months ended September 30, 2023, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million into 34,859 shares of Series F-3 Preferred Stock and 13,232 shares of Series F-3

Preferred Stock were concurrently converted into 2,940,440 shares of common stock (in accordance with the beneficial ownership limitations then in effect). The Preferred Tranche B Warrants are exercisable for 24,900 shares of Series F-4 Preferred Stock, with an aggregate exercise price of $24.9 million until the earlier of (i) 21 days following the Company's announcement of receipt of at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and (ii) March 31, 2026.
Following stockholder approval, pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series F Convertible Voting Preferred Stock (the “Certificate of Designation”), each share of Series F-1 Preferred Stock automatically converted into shares of common stock and/or, if applicable (in accordance with the beneficial ownership limitations then in effect), shares of Series F-2 Preferred Stock, par value $0.01 per share (the “Series F-2 Preferred Stock” and, together with the Series F-1 Preferred Stock, the Series F-3 Preferred Stock and the Series F-4 Preferred Stock, the “Series F Preferred Stock”) in lieu of common stock. Subject to limitations set forth in the Certificate of Designation, the shares of Series F-2, F-3 and F-4 Preferred Stock are convertible into common stock at the option of the holder at the conversion price of $3.30 per share, $4.50 per share and $6.00 per share, respectively, rounded down to the nearest whole share, and in each case subject to the terms and limitations contained in the Certificate of Designation. As of September 30, 2023, 33,229 shares of the Company's Series F-1, F-2 and F-3 Preferred Stock were converted into 9,000,582 shares of common stock. As of September 30, 2023, there were 4,903 shares of Series F-2 Preferred Stock, 21,627 shares of Series F-3 Preferred Stock and no shares of Series F-4 Preferred Stock outstanding.
The Series F-2, F-3 and F-4 Preferred Stock are not mandatorily redeemable, redeemable at the holder’s election or contingently redeemable at the holder’s election (at this point, a Deemed Liquidation Event would potentially trigger pro rata liquidation payments to the preferred and common stockholders on a pro rata “as converted” basis). Accordingly, the Series F-2, F-3 and F-4 Preferred are now classified as permanent equity.
The Company determined that the outstanding Preferred Warrants should be liability-classified. See “Note 1 – Warrant Liabilities” for a discussion of the accounting treatment of the Common Warrants and Preferred Warrants.

(10)    Stockholders’ Equity
Public and Private Placements
Common Purchase Agreement
On March 27, 2023, the Company entered into a securities purchase agreement (the “Common Purchase Agreement”) with the Company’s Chief Executive Officer, Gerard Michel, pursuant to which the Company agreed to issue and sell, in a private placement (the “Common Offering”) shares of common stock, tranche A warrants (“Common Tranche A Warrants”) to acquire 31,110 shares of common stock, tranche B warrants (“Common Tranche B Warrants”, together with the Common Tranche A Warrants, the “Common Warrants”) to acquire 16,666 shares of common stock. On March 29, 2023, the Company closed the Common Offering.
The aggregate exercise price of the Common Tranche A Warrants issued pursuant to the Common Offering is approximately $0.1 million.
On August 14, 2023, the Company announced the receipt of the FDA Approval and all Common Tranche A Warrants were exercised and converted into 31,110 shares of common stock.
The aggregate exercise price of the Common Tranche B Warrants issued in the Common Offering is approximately $0.1 million. The Common Tranche B Warrants are exercisable for an aggregate of 16,666 shares of common stock until the earlier of 21 days following the Company’s announcement of receipt of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and March 31, 2026.
The Company determined that the outstanding Common Warrants should be liability-classified. See “Note 1 – Warrant Liabilities” for a discussion of the accounting treatment of the Common Warrants and Preferred Warrants.
Registration Rights for Preferred and Common Offerings
Pursuant to the Preferred Purchase Agreement and the Common Purchase Agreement (collectively, the “Purchase Agreements”), the Company filed a registration statement on Form S-3 (the “Resale Registration Statement”) providing for the resale by the investors party thereto of the common stock issuable upon conversion of the Registrable Shares (as defined in the Purchase Agreements). The Resale Registration Statement became effective on June 28, 2023.
There is no established public trading market for the Series F Preferred Stock, the Preferred Warrants, or the Common Warrants and the Company does not intend to list such securities on any national securities exchange or nationally recognized trading system.
At-the-Market Offering
The Company has entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three and nine months ended September 30, 2023.
Authorized Shares
In June 2023, stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of shares of its common stock authorized for issuance from 40 million shares to 80 million shares. The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of September 30, 2023, the Company has designated the following preferred stock:

Designated Preferred Shares	September 30, 2023
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of September 30, 2023, there were an aggregate of 11,257 shares of Series E and Series E-1, 4,903 Series F-2 and 21,627 Series F-3 Convertible Preferred Stock outstanding, respectively.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. On June 12, 2023, the stockholders approved the amendment to the Company’s 2020 Plan to increase the number of shares of common stock available under the plan by 2.65 million shares. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of September 30, 2023, there are 5,125,000 shares of common stock reserved under the 2020 Plan, of which 1,802,841 remained available to be issued.
In addition to options granted from the 2020 Plan, the Company also grants employment inducement grants pursuant to Listing Rule 5635(c) of the corporate governance rules of the NASDAQ Stock Market. These inducement grants are intended to provide incentive to certain individuals to enter into employment with the Company. Inducement grants are granted outside of the 2020 Plan, however they are governed in all respects as if they were issued under the 2020 Plan. These grants do not reduce the number of options available for issuance under the 2020 Plan.
Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Nine Months Ended September 30,
	2023	2022
Expected terms (years)	5.7	5.4
Expected volatility	160.4%	164.3%
Risk-free interest rate	3.99%	1.86%
Expected dividends	0.00%	0.00%
The following is a summary of stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	2,235,052	$10.30	7.8	$35,875
Granted	2,122,757	6.08	9.1
Exercised	(819)	4.67
Expired	(115,772)	8.80
Cancelled/Forfeited	(104,390)	7.22
Outstanding at September 30, 2023	4,136,828	$8.26	8.5	$72,850
Exercisable at September 30, 2023	2,020,026	$10.29	7.7	$—
The following table summarizes information for stock option shares outstanding and exercisable at September 30, 2023:

		Options Outstanding
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$2.83 - $51.50	4,136,329	8.5	4,136,329
$51.50+	499	5.3	499
	4,136,828	8.5	4,136,828
The following is a summary of share-based compensation expense in the statement of operations for the three and nine months ended September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Selling, general and administrative	$1,674	$1,117	$3,774	$3,984
Research and development	1,027	458	2,095	1,872
Cost of goods sold	129	52	283	160
Total	$2,830	$1,627	$6,152	$6,016
At September 30, 2023, there was $7.7 million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 2.4 years.

Common Stock Warrants
The following is a summary of common stock warrant activity for the nine months ended September 30, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2023	5,153,291	$7.01
Warrants issued	81,848	2.94
Warrants exercised	(569,938)	0.26
Outstanding at September 30, 2023	4,665,201	$7.76	1.9
Exercisable at September 30, 2023	4,665,201	$7.76	1.9
The following table presents information related to common stock warrants outstanding at September 30, 2023:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	1,037,792	3.4	1,037,792
$6.00	16,666	2.5	16,666
$10.00	3,610,743	1.4	3,610,743
	4,665,201	1.9	4,665,201
As of September 30, 2023, there were 538,828 warrants priced at $0.01 and 31,110 warrants priced at $4.50 exercised for 569,938 common shares.
Preferred Stock Warrants
The following is a summary of preferred stock warrant activity for the nine months ended September 30, 2023:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2023	—	$—
Warrants issued	59,759	1,000
Warrants exercised	(34,859)	1,000
Outstanding at September 30, 2023	24,900	$1,000	2.5
Exercisable at September 30, 2023	24,900	$1,000	2.5
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

(11)    Net Loss per Share
Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities, except for those shares that are issuable for little or no cash consideration. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options, convertible preferred shares, and preferred and common warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.
The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2023 and 2022 because their effects would be anti-dilutive:

	September 30,
	2023	2022
Common stock warrants	3,627,409	4,461,249
Assumed conversion of preferred stock warrants	4,149,994	—
Assumed conversion of preferred stock	7,417,473	1,135,721
Assumed conversion of convertible notes	488,031	488,031
Stock options	4,136,828	2,249,955
Total	19,819,735	8,334,956

At September 30, 2023, the Company had 1,037,792 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Weighted average shares issued	16,825,286	8,470,006	12,745,035	8,096,551
Weighted average pre-funded warrants	1,037,792	745,780	1,240,213	439,455
Weighted average shares outstanding	17,863,078	9,215,786	13,985,248	8,536,006

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
The Inflation Reduction Act of 2022 included tax legislation that became effective in the first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of September 30, 2023, however the Company will continue to evaluate the effect on the tax provision each reporting period.

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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the fair value of the settlement to be $1.3 million as of September 30, 2023 and recorded $1.1 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2023.
Lachman Consulting Services, Inc.
On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a complaint alleging that Delcath owed Lachman approximately $0.9 million in unpaid consulting fees plus interest, costs and attorneys’ fees. The dispute arose from a July 22, 2021 agreement between Lachman and Delcath under which Lachman provided assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. A settlement was reached on July 5, 2023, under which the Company paid Lachman $0.9 million.
(14)    Fair Value Measurements
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the nine months ended September 30, 2023:

	Level 3
(In thousands)	Contingent liabilities	Warrants	Total
Balance at January 1, 2023	$1,280	$—	$1,280
Total change in foreign exchange	(9)	—	(9)
Fair value of the warrant liability issued	—	4,940	4,940
Warrant liability fair value adjustment	—	8,224	8,224
Change due to warrant exercise	$—	$(7,391)	$(7,391)
Balance at September 30, 2023	$1,271	$5,773	$7,044
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
As disclosed in Note 9 and Note 10 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of the Series F Preferred Offering to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. The Company concluded that the Preferred Warrants were not in the scope of Accounting Standards Codification (ASC 480), Distinguishing Liabilities from Equity (ASC 480,) since the

Preferred Warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of preferred stock. The Company determined the Preferred Warrants met the definition of a derivative in accordance with ASC 815 but were not considered indexed to the Company’s common stock since the warrants require early settlement by repurchasing the preferred warrants for cash in an amount equal to the Black-Scholes value in the event of a Fundamental Transaction at pre-specified volatility of 100% as an input to the Black-Scholes calculation. The Company determined to record the Preferred Warrants at fair value with subsequent changes in fair value recorded in earnings at the end of each reporting period. For the three and nine months ended September 30, 2023, the Company recorded other expense of $9.4 million and $8.2 million, respectively, related to the change in fair value of the warrant liability and Tranche A Warrant exercises. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the warrants as a long-term liability due to certain provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date.
The fair value of the preferred and common warrants at September 30, 2023 and March 29, 2023 was determined by using option pricing models assuming the following:

	March 29, 2023	September 30, 2023
Risk free interest rate	3.80% - 4.80%	4.80%
Expected term (years)	0.5 - 3.0	2.5
Expected volatility	70% - 75%	70%
Expected dividends	0.00%	0.00%
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
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. In general, the fair values were determined using Level 3:

(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2023
Liabilities:
Contingent liability	$—	$—	$1,271	$1,271
Warrant liability	—	—	5,773	5,773
Total liabilities	$—	$—	$7,044	$7,044

(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2022
Liabilities:
Contingent liability	$—	$—	$1,280	$1,280
Total liabilities	$—	$—	$1,280	$1,280

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

Company Overview
We are an interventional oncology company focused on the treatment of primary and metastatic liver cancers. Our lead product, the HEPZATO KITTM (“HEPZATO” melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023 indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver with no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection. In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers of the liver.
In the United States, HEPZATO is considered a combination drug and device product and is regulated as a drug by the FDA. Primary jurisdiction for regulation of HEPZATO has been assigned to the FDA’s Center for Drug Evaluation and Research. The FDA has granted us six orphan drug designations (five for melphalan in the treatment of patients with ocular (uveal) melanoma, cutaneous melanoma, intrahepatic cholangiocarcinoma, hepatocellular carcinoma, and neuroendocrine tumor indications and one for doxorubicin in the treatment of patients with hepatocellular carcinoma).
Our clinical development program for HEPZATO was comprised of the FOCUS Clinical Trial for Patients with Hepatic Dominant Ocular Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in metastatic ocular melanoma (“mOM”). We are currently reviewing the incidence, unmet need, available efficacy data and development requirements for a broad set of liver cancers in order to select a portfolio of follow-on indications that will maximize the value of the HEPZATO platform. In addition to HEPZATO’s use to treat mOM, we believe that HEPZATO has the potential to treat other liver dominant cancers, such as Metastatic Colorectal Cancer and Cholangiocarcinoma, and plan to begin the study of HEPZATO to treat such conditions in the near future. We believe that the disease states we are investigating and intend to investigate are unmet medical needs that represent significant market opportunities.
Upon launch, we believe we believe we will have sufficient stock for HEPZATO KIT to meet the first year of our forecasted demand and intend to manage supply chain risk through stockpiled inventory and contracting with multiple suppliers for critical components.
As we prepare for the launch of HEPZATO, we continue our expanded access programs (“EAP”) in the United States to make HEPZATO readily available to mOM patients. We are focused on continuing to treat patients enrolled in the EAP sites.
On February 28, 2022, CHEMOSAT received Medical Device Regulation (MDR) certification under the European Medical Devices Regulation (2017/745/EU), which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, we have assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Total revenues	$434	$906	$1,526	$2,080
Cost of goods sold	(133)	(235)	(464)	(449)
Gross profit	301	671	1,062	1,631
Research and development expenses	4,662	4,065	12,793	14,152
Selling, general and administrative expenses	6,195	4,779	15,147	13,477
Total operating expenses	10,857	8,844	27,940	27,629
Operating loss	(10,556)	(8,173)	(26,878)	(25,998)
Interest and other income (expense)	(9,784)	(704)	(9,664)	(2,038)
Net loss	$(20,340)	$(8,877)	$(36,542)	$(28,036)
Revenue
The decrease in total revenue for the three and nine months ended September 30, 2023 compared to the same periods in 2022 was primarily due to lower demand for CHEMOSAT.
Cost of Goods Sold
The change in cost of goods sold for the three and nine months ended September 30, 2023 compared to the same periods in 2022 is directly related to changes in demand for product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. In 2022, these costs primarily related to generating pre-clinical data and the cost of manufacturing HEPZATO for clinical trials and conducting clinical trials. The increase for the three months ended September 30, 2023 compared to the same period in 2022 is due to activities related to the FDA inspection and other requests in advance of the approval of HEPZATO. The decrease in the nine months ended September 30, 2023 compared to the same period in 2022 relates to completion of clinical trial activities in the prior period in 2022 and higher expenses for the preparation for the pre-NDA meeting in April 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three and nine months ended September 30, 2023 compared to the same periods in 2022, selling, general and administrative expenses have increased due to activities to prepare for commercial launch.
Interest and other Income/Expense
Interest and other income (expense) in 2023 is primarily related to the change in fair value of the Tranche A Warrants (as defined below) at exercise, the Tranche B Warrants (as defined below) liability, interest income associated with marketable securities offset by interest expense related to our debt instruments. There was a decrease in interest expense for the three and nine months ended September 30, 2023 compared to the same periods in 2022 related to the principal loan payments during the 2023 as we paid $6.3 million of principal payments.
Liquidity and Capital Resources
At September 30, 2023, we had cash, cash equivalents and restricted cash totaling $40.5 million, as compared to cash, cash equivalents and restricted cash totaling $11.8 million at December 31, 2022. During the nine months ended September 30, 2023, we used $23.1 million of cash for operating activities compared to $17.6 million during the nine months ended September 30, 2022, and $6.3 million for principal payments during the nine months ended September 30, 2023, compared to no principal payments during the nine months ended September 30, 2022. At September 30, 2022, we had cash, cash equivalents and restricted cash totaling $14.0 million.
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
We currently believe that our current cash and cash equivalents will enable us to have sufficient cash through the launch of HEPZATO. If there is a substantial delay in the launch of HEPZATO we expect to need to raise additional capital under structures available to us, including debt and/or equity offerings, which may not be on terms favorable to us. In a substantially delayed launch scenario, we will not have sufficient funds to meet its obligations within twelve months from the issuance date of these condensed consolidated financial statements. As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves. In a delayed approval scenario, our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities, or through partnering or licensing transactions in which we receive cash to support our future operations. If we are unable to secure additional capital or if additional capital is not available on favorable terms for us, we may be required to take measures to reduce costs in order to conserve our cash.
We also expect to use cash and cash equivalents to fund activities relating to the launch of HEPZATO and the continued commercial support for CHEMOSAT and any future clinical research trials and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; and the effect of competing technological and market developments.
Our capital commitments over the next twelve months include (a) $6.0 million to satisfy accounts payable, accrued expenses and lease liabilities and (b) $8.6 million of loan principal payments. Additional capital commitments beyond the next twelve months include (a) $0.1 million of lease liabilities; (b) $1.0 million for settlement of litigation with medac; (c) $2.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity.
ATM Sales Agreement
We entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which we may offer and sell, at our sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, we have sold approximately $4.0 million of our common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three and nine months ended September 30, 2023.
Avenue Loan Agreement
On August 6, 2021, we entered into the Avenue Loan Agreement with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at September 30, 2023 was 16.20%. The Avenue Loan is secured by all of our assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. On March 15, 2023, we returned to Avenue $4.0 million held in the restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, we reached an agreement to amend the existing loan agreement with Avenue to defer the interest only period to September 30, 2023. In exchange for this extension, the Company has agreed to provide Avenue with 34,072 warrants to purchase shares of common stock. The exercise price of the warrants is $0.01. On August 14, 2023, the Company received the FDA approval for the HEPZATO KIT and subsequently received over $10 million from the exercise of warrants. At our option, we have since elected to extend the interest only period to December 31, 2023 and principal payments are deferred until January 2024.
Private Placements, Common Offering and Warrants

On March 27, 2023, we entered into a securities purchase agreement with certain accredited investors (the “Preferred Purchase Agreement”), pursuant to which we agreed to issue and sell, in a private placement (the “Series F Preferred Offering”), (i) 24,900 shares of our Series F-1 Convertible Preferred Stock, par value $0.01 per share (the “Series F-1 Preferred Stock”), (ii) tranche A warrants (the “Preferred Tranche A Warrant”) to acquire 34,859 shares of Series F-3 Convertible Preferred Stock, par value $0.01 per share (the “Series F-3 Preferred Stock”) and (iii) tranche B warrants (the “Preferred Tranche B Warrant,” together with the Preferred Tranche A Warrant, the “Preferred Warrants”) to acquire 24,900 shares of Series F-4 Convertible Preferred Stock, par value $0.01 per share (the “Series F-4 Preferred Stock”) for an aggregate offering price of $24.9 million before deducting the fees paid to the placement agent and the financial advisors and other financing expenses payable by us.
Also on March 27, 2023, we entered into a securities purchase agreement with the our Chief Executive Officer, Gerard Michel, pursuant to which we agreed to issue and sell, in a private placement (the “Common Offering”, and together with the Series F Preferred Offering, the “Private Placements”), (i) 19,646 shares of common stock, (ii) tranche A warrants to acquire 31,110 shares of common stock (the “Common Tranche A Warrants”, and together with the Preferred Tranche A Warrants, the “Tranche A Warrants”) and (iii) tranche B warrants to acquire 16,666 shares of common stock (the “Common Tranche B Warrants”, and together with the Preferred Tranche B Warrants, the “Tranche B Warrants”) for an approximate aggregate offering price of $0.1 million.
On June 12, 2023, the stockholders approved the Private Placements at the annual general meeting of stockholders and therefore, the Preferred Warrants and Common Warrants issued in the Private Placements are exercisable. The exercise of all such Preferred Warrants and Common Warrants would generate approximately $60.0 million in proceeds. There can be no guarantee that all such Warrants are ever exercised, and if so, there is no guarantee that we will ever receive the full $60.0 million in proceeds. During the nine months ended September 30, 2023, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million into 34,859 shares of Series F-3 Preferred Stock and all of the Common Tranche A Warrants were exercised for an aggregate exercise price of $0.1 million into 31,110 shares of common stock.

As of September 30, 2023, 33,229 shares of our Series F-1, F-2 and F-3 Preferred Stock were converted into 9,000,582 shares of common stock.

Critical Accounting Estimates
Other than the accounting for the valuation of warrant liability and Series F-1 Preferred Stock, during the three and nine months ended September 30, 2023, there were no other material changes to critical accounting estimates as reported in our Annual Report.
The valuations of the warrant liability and Series F-1 Preferred Stock were determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. In addition, we used probabilities of recording at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO as inputs in the model to determine the fair value of warrants liability and Series F-1 Preferred Stock. We adjust the fair value of the warranty liability at the end of each reporting period.

Application of Critical Accounting Policies
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Other than the policies described in our notes Note 1 to the Notes to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on 10-Q for the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in “Note 3 – Summary of Accounting Policies” to the notes to the consolidated financial statements contained in the Annual Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023, our management, under the supervision of our Chief Executive Officer and our Principal Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Officer determined that as a result of the material weaknesses in our internal control over financial reporting previously disclosed in our Annual Report, our disclosure controls and procedures were not effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the fair value of the settlement to be $1.3 million as of September 30, 2023 and recorded $1.1 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2023.
Lachman Consulting Services, Inc.
On January 24, 2023, Lachman Consultant Services, Inc (“Lachman”) served the Company with a complaint alleging that Delcath owed Lachman approximately $0.9 million in unpaid consulting fees plus interest, costs and attorneys’ fees. The dispute arose from a July 22, 2021 agreement between Lachman and Delcath under which Lachman provided assistance to the Company in regard to preparing for a FDA inspection and good manufacturing practices, training and support. A settlement was reached on July 5, 2023, under which the Company paid Lachman $0.9 million.

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
•Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. If there is a delay in the commercialization of HEPZATO or lower than anticipated revenue from such commercialization, we will be unable to continue to operate for the foreseeable future without additional capital;

•If there is a substantial delay in the commercialization of HEPZATO, including lower than anticipated revenue from any HEPZATO commercialization, we will need additional capital to maintain our operations. If we cannot raise additional capital, our potential to generate future revenues will be significantly limited since we may not be able to further commercialize CHEMOSAT and HEPZATO, complete our clinical trials or conduct future product development and clinical trials;

•We do not expect to generate significant revenue for the foreseeable future;

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

•The development and approval process in the United States is time consuming, requires substantial resources and may not lead to the approval of our product candidates by the FDA for use in the United States.

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

•We may be unsuccessful in commercializing our product in markets outside the EU, because of inadequate infrastructure or an ineffective commercialization strategy; and

• Any of our plans to use collaborative arrangements with third parties to help finance and to market and sell CHEMOSAT and HEPZATO may not be successful.

Risks Related to Our Business and Financial Condition
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern as of December 31, 2022.

Our independent registered public accounting firm issued a report dated March 27, 2023 in connection with the audit of our financial statements as of December 31, 2022, which included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern including our significant working capital deficiency, significant losses and need to raise additional funds to meet our obligations and sustain our operations. In addition, the notes to our financial statements for the year ended December 31, 2022 and quarter ended September 30, 2023, included in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q, respectively, contain disclosures describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern was dependent upon our ability to obtain substantial additional funding in connection with our continuing operations. We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations through the launch of HEPZATO. If we are unable to raise sufficient capital or otherwise when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are not able to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements and/or seek protection under federal bankruptcy law or enter into a receivership, and it is likely that holders of our common stock and holders of securities convertible into our common stock will lose all of their investment. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.
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
Developing and commercializing pharmaceutical products, including conducting preclinical testing and clinical trials and preparing for commercial launch are long, expensive, and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development. Drug development is very risky, and it takes several years to complete clinical trials. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability, or prevalence of use of a comparator treatment or required prior therapy, clinical outcomes including insufficient efficacy, safety concerns, or our own financial constraints.
We expect our expenses to increase, particularly as we commercialize HEPZATO in the United States, including expenses related to product sales, marketing, manufacturing and distribution. We will require additional substantial financing to complete our clinical trial programs or seek other approvals, to conduct future development and clinical trials and to further commercialize our products in the EU and any other markets where we may receive approval for our products. In the absence of potential proceeds from cash exercises of currently outstanding warrants, we will require substantial additional funding to complete product development projects or clinical trials. If we are unable to raise additional capital, our ability to complete product development projects or clinical trials will be impaired. We do not know if additional financing will be available on commercially reasonable terms or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions.
Our liquidity and capital requirements will depend on numerous factors, including:
•our ability to successfully commercialize and sell HEPZATO in the United States;
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
If we are not in compliance with the terms and conditions of the Avenue Loan Agreement, our business and financial condition may be adversely affected.
On August 6, 2021, we entered into the Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. for a term loan in an aggregate principal amount of up to $20.0 million, pursuant to which, we have borrowed $15 million as of the date hereof. Pursuant to the Avenue Loan Agreement, we made monthly interest-only payments during the first fifteen months of the term of the Avenue Loan Agreement and began principal payments in December 2022. On March 31, 2023, we reached an agreement to amend the Avenue Loan Agreement to defer the interest only to September 30, 2023. At our option, we have since elected to extend the interest only period to December 31, 2023 and principal payments have been deferred until January 2024.
The Avenue Loan Agreement bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at September 30, 2023 was 16.20%. The Avenue Loan Agreement is secured by all of our assets globally, including intellectual property. The amount borrowed pursuant to the Avenue Loan Agreement matures on August 1, 2024.
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
If we do not make our required monthly repayment on January 1, 2024, in accordance with the March 2023 amendment to the Avenue Loan Agreement, we would be in default of the Avenue Loan Agreement. If we were to be in default of the Avenue Loan Agreement, our business and financial condition may be adversely impacted and result in us losing rights to certain or our assets, including intellectual property that is secured by the Avenue Loan Agreement. Furthermore, if we default on any installment under the Avenue Loan Agreement, we will not be eligible to use Form S-3 registration statements for an extended period of time, which could further adversely impact our ability to raise additional financing.
Drug development is an inherently uncertain process with a high risk of failure at every stage of development. If clinical trials of our product candidates fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we, may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of these product candidates.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. We have received approval for HEPZATO for the treatment of adult patients with unresectable hepatic-dominant metastatic uveal melanoma in the United States, but there is no assurance that we will receive regulatory approvals for HEPZATO for the treatment in other jurisdictions, or for other indications in any jurisdiction. Similarly, we have received approval for CHEMOSAT in Europe, but there is no assurance that we will receive regulatory approvals for CHEMOSAT in other jurisdictions.

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
As of September 30, 2023, we had $40.5 million in cash and cash equivalents. We have had minimal revenue to date, and have a substantial accumulated deficit, recurring operating losses and negative cash flow. We are not profitable and have incurred losses in each year since commencing operations. For the nine months ended September 30, 2023 and years ended December 31, 2022 and 2021, we incurred net losses of approximately $36.5 million, $36.5 million and $25.6 million, respectively, and expect to continue to incur losses in 2023. To date, we have funded operations through a combination of private placements and public offerings of our securities, debt financing including convertible notes. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to engage in product development and the commercialization of CHEMOSAT and HEPZATO or any other versions of these products. If we are unable to raise capital or generate sufficient revenue, we may not be able to pay our debts when they become due and may have to seek protection under federal bankruptcy law or enter into a receivership.
Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. In addition, we will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials, receives regulatory approval and is successfully commercialized. In addition, we will not be able to generate product revenue until one of our products or product candidates is successfully commercialized. Our ability to generate any product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:
•successfully commercialize HEPZATO in the United States;
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
Our entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of CHEMOSAT and HEPZATO and we have only developed these products for the treatment of cancers in the liver. If CHEMOSAT and HEPZATO for the treatment of cancers in the liver fail as commercial products, we have no other products to sell. In addition, since CHEMOSAT currently is approved for commercialization solely in the European Union (the “EU”), and limited other jurisdictions (including the United Kingdom) and HEPZATO is approved only in the United States, if we are unsuccessful in commercializing the products in the EU and the United States, we will have no means of generating revenue.
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, global geopolitical conflicts, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability.
The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with the risk of government shutdowns reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, public health crises and ongoing global geopolitical conflict has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.
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
Risks Related to FDA and Foreign Regulatory Approvals and Regulatory Matters
The development and approval process in the United States could take many years, require substantial resources and may never lead to the approval of our product candidates by the FDA for use in the United States.

We cannot commercialize, sell or market any products in the United States without prior FDA approval. Securing regulatory approval requires the submission of extensive pre-clinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish to the FDA’s satisfaction the product’s safety, efficacy, potency and purity for each intended use. Clinical development is a long, expensive and uncertain process and is subject to delays. We may encounter delays or rejections for various reasons.

The pre-clinical testing and clinical trials of HEPZATO with melphalan complied with the regulations of the FDA and other federal, state and local government authorities in the United States. However, approval policies or regulations may change. If we do not maintain regulatory approval for HEPZATO and the use of melphalan or other chemotherapeutic agents, our business, results of operations, financial condition and prospects would be materially and adversely affected. In addition, our failure to successfully complete clinical trials of our product candidates and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market any of our product candidates would significantly harm our business.

Our ability to market HEPZATO is limited to those uses that are approved.
The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Our ability to market and promote HEPZATO is limited to the approved indication and may only be promoted in this limited market. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use, and FDA approval may otherwise limit our sales practices and our ability to promote, sell and distribute the product. Thus, we may only market HEPZATO for its approved indication and could be subject to enforcement action for off-label marketing. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. Failure to comply with these requirements can result in adverse publicity, FDA warning letters, corrective advertising and potential civil and criminal penalties.
If future clinical trials are unsuccessful, significantly delayed or not completed, we may not be able to market HEPZATO for other indications.
HEPZATO is now approved for the treatment of adult patients with unresectable hepatic-dominant metastatic uveal melanoma. The approval was based primarily on the results of the FOCUS trial, a Phase 3, single arm, multicenter, open label study.
We plan to begin the study of HEPZATO for other indications in the future and failure can occur at any stage of development, for many reasons, including:
•any pre-clinical or clinical test may fail to produce results satisfactory to the FDA or foreign regulatory authorities;
•we may not be able to establish and maintain the supply of necessary components, including melphalan, bulk drug substances and drug products to maintain sufficient supply to conduct such clinical studies;
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
In April 2012, we obtained the required certification from a designated EU Notified Body, enabling us to complete an EC Declaration of Conformity with the essential requirements of the EU Medical Device Directive and affix the CE Mark to the Generation Two version of CHEMOSAT. More recently, on February 28, 2022, we obtained Medical Device Regulation certification under the new European Medical Devices Regulation (2017/745/EU). In order to maintain the right to affix the CE Mark in the EU, we are subject to compliance obligations, and any material changes to the approved product, such as manufacturing changes, product improvements or revised labeling, may require further regulatory review. Additionally, we are subject to ongoing audits by the European Notified Body, and the right to affix the CE Mark to the Generation Two version of CHEMOSAT may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product.
We are subject to ongoing regulatory obligations and oversight in the countries where HEPZATO and CHEMOSAT have been approved. For example, we may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. With HEPZATO's approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product are subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMPs”), good clinical practices (“GCPs”), and good laboratory practices, which are regulations and guidelines enforced by the FDA for all products in clinical development, for any pre-clinical or clinical trials that we conduct post-approval. In addition, post-marketing requirements for HEPZATO include implementation of a risk evaluation and mitigation strategies (“REMS”) program to ensure that the benefits of the product outweigh its risks. We must implement and ensure compliance with the HEPZATO REMS.

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
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Medicines Agency (“EMA”) from approving another marketing application for the same indication for that drug during that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.
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
We rely on third parties to conduct certain elements of the clinical trials for CHEMOSAT and HEPZATO, and if they do not perform their obligations to us, we may not be able to obtain future regulatory approvals for our system.
We design the clinical trials for our products, but rely on academic institutions, corporate partners, contract research organizations and other third parties to assist in managing, monitoring and otherwise carrying out these trials. We rely heavily on these parties for the execution of our clinical studies and control only certain aspects of their activities. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We rely on third parties to conduct monitoring and data collection of our future clinical trials. Although we rely on these third parties to manage the data from these clinical trials, we are responsible for confirming that each of our clinical trials is conducted in accordance with our general investigational plan and protocol. Moreover, the FDA and foreign regulatory agencies require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. Our reliance on third parties does not relieve us of these responsibilities and requirements and if we or the third parties upon whom we rely for our clinical trials fail to comply with the applicable GCPs, the data generated in our clinical trials may be deemed unreliable and the FDA or other foreign regulatory agencies may require us to perform additional trials before approving our marketing application. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply or complied with GCPs. In addition, our clinical trials must be conducted with product that complies with the FDA’s cGMP requirements and we are dependent on third-party manufacturing and supply of critical components necessary for such clinical trial supply. To the extent a critical component relies on a single-sourced manufacture/supplier our ability to mitigate this risk decreases. Our failure, or any failure by such third party partners, to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, and may result in a failure to obtain regulatory approval for HEPZATO for other indications if these requirements are not met.

Purchasers of CHEMOSAT in Europe may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, commercialization of CHEMOSAT in Europe may not be successful.
We have obtained the right to affix the CE Mark for CHEMOSAT, and we intend to seek third-party or government reimbursement within those countries in Europe where we expect to market and sell CHEMOSAT. In Germany, we had received a ZE diagnostic-related group code (“ZE Code”) which, beginning in 2016, permits hospitals in Germany to obtain reimbursement for CHEMOSAT procedures. Negotiations on the amount of reimbursement to be received under the ZE Code were concluded in 2016 and the procedure was reimbursed under the ZE Code in 2017. Reimbursement negotiations under the ZE system are conducted annually. Consequently, reimbursement obtained may not be for the full amount sought. In countries where we are able to obtain reimbursement, local policy could limit our ability to obtain adequate and consistent reimbursement and limit other sales opportunities in those countries.
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
Our ability to commercialize CHEMOSAT and HEPZATO successfully will depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. We will seek reimbursement by third-party payors of the cost of HEPZATO but there are no assurances that adequate third-party coverage will be adequate for us to realize an appropriate return on our investment in developing new therapies. Government, private health insurers and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new therapeutic products approved for marketing. Accordingly, even if coverage and reimbursement are provided by government, private health insurers and third-party payors for uses of our products, market acceptance of these products would be adversely affected if the reimbursement available proves to be unprofitable for healthcare providers.
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
The commercial success of CHEMOSAT and HEPZATO will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Acceptance by the medical community may depend on the extent to which leaders in the scientific and medical communities publish scientific papers in reputable academic journals. If testing and clinical practice do not confirm the safety and efficacy of CHEMOSAT and HEPZATO or even if further testing and clinical practice produce positive results but the medical community does not view these favorably, our efforts to market CHEMOSAT and HEPZATO may fail, which would cause us to cease operation.
We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our operations are directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:
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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, (“HITECH”) and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information;
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
For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”) substantially changed the way health care is financed by both governmental and private insurers and significantly affects the pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded health care fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an additional rebate similar to an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate Program to Medicaid managed care organizations, expanded the 340B program, which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Since its enactment, there have been judicial and Congressional challenges and amendments to certain aspects of ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Congressional actions to repeal and replace provisions of the law and litigation and legislation over the ACA is likely to continue with unpredictable and uncertain results.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
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
Each manufacturer/supplier of components for the production of HEPZATO and CHEMOSAT must be in compliance with cGMPs. Our supply of critical components of HEPZATO and CHEMOSAT includes the use of one contracted supplier. In order to successfully commercialize HEPZATO, we also must be able to enter into long-term supply agreements for critical components, including melphalan, under commercially reasonable terms.
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
We currently have an agreement with one supplier of melphalan and, with the goal of minimizing the risk of a supply interruption, are in discussions with several melphalan ANDA holders who have indicated interest in supplying melphalan to us. We are aware that FDA issued our current melphalan manufacturer 483 observations as a result of an inspection unrelated to the HEPZATO and the manufacturer is working to address these observations. We understand that the manufacturer is planning to suspend its operations beginning in December 2023 for several months to perform facility maintenance, but we do not believe the shutdown will impact the Company’s supply of melphalan for the HEPZATO KIT. Upon launch, we believe we will have sufficient stock for HEPZATO KIT to meet the first year of our forecasted demand and intend to manage supply chain risk through stockpiled inventory and contracting with multiple suppliers for critical components.
Although we are pursuing a variety of strategies to mitigate the risk of a supply interruption of commercial supply for our product, we cannot assure you that such shutdown and related matters will not result in a loss of supply in the event the shutdown is longer than anticipated or in the event regulatory action is taken against the supplier.
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
In addition to limiting sales opportunities, delays in manufacturing CHEMOSAT and HEPZATO may adversely affect our ability to obtain regulatory approval for other indications in the United States and other jurisdictions. Our ability to conduct timely clinical trials in the United States and abroad depends on our ability to manufacture the system, including sourcing the chemotherapeutic agents or other compounds through third parties in accordance with FDA and other regulatory requirements. If we are unable to manufacture CHEMOSAT and HEPZATO in a timely manner, we may not be able to conduct additional clinical trials required to obtain regulatory approval and commercialize our product for other indications.
We have implemented quality systems throughout our organization designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the United States and those established by the International Standards Organization (“ISO”) with respect to products sold in the European Union. We are required to maintain ISO 13485 certification for medical devices to be sold in the European Union, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. All of our facilities are presently ISO 13485:2016 certified. If our Queensbury, New York facility fails to maintain compliance with ISO 13485 and FDA cGMP or fails to pass facility inspection or audits, our ability to manufacture at the facility could be limited or terminated. In the future, we may manufacture and assemble CHEMOSAT and HEPZATO in our Galway, Ireland facility or elsewhere in the European Union, and any facilities in the European Union would have to obtain and maintain similar approvals or certifications of compliance.
Although we are not aware of any direct impacts of the war between the Ukraine and the Russian Federation, the conflict in the Middle East, or any other global conflict on our supply chain, such current or future conflicts could adversely impact our ability to obtain components and/or significantly increase the cost of obtaining such components for our products from its third-party suppliers in a timely manner or at all. In addition, at this time, although we are not aware of any direct impacts, any increase in COVID cases and associated restrictions could adversely impact our ability to obtain components and/or significantly increase the cost of obtaining such components for our products from our third-party suppliers in a timely manner or at all. A rise in COVID cases and the associated absences from work of internal and external resources may also impact our ability to meet anticipated timelines.

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
We may be unsuccessful in commercializing CHEMOSAT and HEPZATO because of inadequate infrastructure or an ineffective commercialization strategy.
Our ability to commercialize CHEMOSAT and HEPZATO may be limited due to our inexperience in developing a sales, marketing and distribution infrastructure. If we are unable to develop this infrastructure in the United States or elsewhere or to collaborate with an alliance partner to market our products in the United States or foreign countries, particularly in Asia, our efforts to commercialize CHEMOSAT and HEPZATO or any other product may not succeed.
We may not be successful in our efforts to expand the commercialization of CHEMOSAT in the European Union, and we may not be successful in commercializing HEPZATO in the United States and CHEMOSAT or HEPZATO in other foreign countries. Each country requires a different commercialization strategy. Without a successful commercialization strategy tailored for each market, our efforts to promote and market CHEMOSAT and HEPZATO in each of our target markets may fail in any or all of those markets. If we are unsuccessful in accomplishing our objectives, or if our commercialization efforts do not develop as planned, we may not be able to successfully commercialize HEPZATO or any future approved products, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
The trading price of our common stock has been, and we expect it to continue to be, volatile. For example, the trading price of our common stock has varied between a high of $7.99 on May 31, 2023 and a low of $3.12 on August 14, 2023. The price at which our common stock trades depends upon a number of factors, including historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our common stock to fluctuate are the risks described elsewhere in this “Risk Factors” section and other factors, including:
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
As of September 30, 2023, 19,688,991 shares of common stock are issued and outstanding, and we had reserved 22,879,228 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans, outstanding warrants and preferred stock.
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
Management determined there was material weaknesses that existed at December 31, 2022. The material weaknesses relate to detection and application of our expense policy on our share-based compensation under the accelerated method. We have commenced measures to remediate this material weaknesses and will design additional key controls in order to ensure our share-based compensation is calculated under the accelerated method. We will continue to assess our finance and accounting staffing needs to ensure remediation of this material weakness. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. If not remediated, this material weakness could result in further material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the stock could be adversely affected, and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
*Filed herewith.
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended,     or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

DELCATH SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCATH SYSTEMS, INC.

November 13, 2023	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

November 13, 2023	/s/ Sandra Pennell
Sandra Pennell
Principal Financial Officer