Form 10-Q
period 2024-03-31
DELCATH SYSTEMS, INC.
filed 2024-05-14
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
566 Queensbury Avenue
Queensbury, NY 12804
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2024, 27,785,803 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$11,760	$12,646
Restricted cash	50	50
Short-term investments	15,360	19,808
Accounts receivable, net	1,564	241
Inventory	3,634	3,322
Prepaid expenses and other current assets	1,278	1,091
Total current assets	33,646	37,158
Property, plant and equipment, net	1,336	1,352
Right-of-use assets	1,117	103
Total assets	$36,099	$38,613
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,487	$1,012
Accrued expenses	4,395	5,249
Lease liabilities, current	102	37
Loan payable	2,408	5,239
Convertible notes payable	4,949	4,911
Total current liabilities	13,341	16,448
Warrant liability	6,160	5,548
Lease Liabilities, non-current	1,016	—
Other liabilities, non-current	962	840
Total liabilities	21,479	22,836
Commitments and contingencies (see Note 15)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 16,809 and 24,819 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 25,439,319 shares and 22,761,554 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	254	228
Additional paid-in capital	530,482	520,576
Accumulated deficit	(516,273)	(505,162)
Accumulated other comprehensive loss	157	135
Total stockholders’ equity	14,620	15,777
Total liabilities and stockholders’ equity	$36,099	$38,613
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Product revenue	$3,139	$597
Other revenue	—	—
Total revenues	3,139	597
Cost of goods sold	(903)	(181)
Gross profit	2,236	416
Operating expenses:
Research and development expenses	3,700	4,576
Selling, general and administrative expenses	8,814	4,165
Total operating expenses	12,514	8,741
Operating loss	(10,278)	(8,325)
Change in fair value of warrant liability	(612)	—
Interest expense, net	(199)	(688)
Other (expense) income	(22)	13
Net loss	(11,111)	(9,000)
Other comprehensive (loss) income:
Unrealized gain on investments	8	—
Foreign currency translation adjustments	14	19
Total comprehensive loss	$(11,089)	$(8,981)
Common share data:
Basic and diluted loss per common share	$(0.45)	$(0.77)
Weighted average number of basic and diluted shares outstanding	24,887,180	11,622,384
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)

	Three Months ended March 31, 2024
	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2024	24,819	$—	22,761,554	$228	$520,576	$(505,162)	$135	$15,777
Compensation expense for issuance of stock options	—	—	—	—	2,895	—	—	2,895
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Private placement -issuance of common shares, net of expenses	—	—	876,627	8	6,904	—	—	6,912
Issuance of common stock with the employee stock purchase plan	—	—	21,140	—	74	—	—	74
Conversion - Preferred to Common F-3	(8,010)	—	1,779,998	18	(17)	—	—	1
Net loss	—	—	—	—	—	(11,111)	—	(11,111)
Unrealized gain on investments	—	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Balance at March 31, 2024	16,809	$—	25,439,319	$254	$530,482	$(516,273)	$157	$14,620

	Three Months ended March 31, 2023
	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2023	11,357	$—	10,046,571	$100	$451,607	$(457,483)	$(83)	$(5,859)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Private placement -issuance of common shares, net of expenses	—	—	19,646	1	55	—	—	56
Issuance of common stock with the employee stock purchase plan	—	—	15,417	—	47	—	—	47
Net loss	—	$—	—	$—	$—	$(9,000)	$—	$(9,000)
Foreign currency translation adjustments	—	—	—	—	—	—	19	19
Balance at March 31, 2023	11,357	$—	10,081,634	$101	$453,370	$(466,483)	$(64)	$(13,076)
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,111)	$(9,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	2,945	1,661
Depreciation expense	29	30
Warrant liability fair value adjustment	612	—
Non-cash lease expense	13	100
Amortization of debt discount	261	194
Interest expense accrued related to convertible notes	40	27
Amortization of premiums and discounts on marketable securities	(229)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(174)	14
Accounts receivable	(1,323)	(92)
Inventory	(312)	(339)
Accounts payable and accrued expenses	(507)	3,221
Other liabilities, non-current	172	(80)
Deferred revenue	—	—
Net cash used in operating activities	(9,584)	(4,264)
Cash flows from investing activities:
Purchase of investment	(10,327)	—
Maturities of investments	15,000	—
Purchase of property, plant and equipment	(13)	—
Net cash provided by investing activities	4,660	—
Cash flows from financing activities:
Proceeds from private placement	7,000	22,960
Proceeds from the issuance of common stock relating to the employee stock purchase plan	75	47
Repayment of debt	(3,054)	(6,313)
Proceeds from exercise of warrants	—	—
Proceeds from exercise of stock options	—	—
Net cash provided by financing activities	4,021	16,694
Foreign currency effects on cash	17	20
Net (decrease) increase in total cash	(886)	12,450
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	12,696	11,822
End of period	$11,810	$24,272
Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash and Cash Equivalents	$11,760	$24,222
Restricted Cash	50	50
Total	$11,810	$24,272

	Three months ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$250	$491
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$1,029	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of primary and cancers metastatic to the liver. The Company’s lead product, the HEPZATOTM KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of HEPZATO KIT (“HEPZATO”) for the treatment of metastatic uveal melanoma (“mUM”) occurred in January 2024.
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
In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan (“CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers in the liver. On February 28, 2022, CHEMOSAT received Medical Device Regulation (MDR) certification under the European Medical Devices Regulation (EU) 2017/745, which may be considered by jurisdictions when evaluating reimbursement.
To support the New Drug Application for HEPZATO the Company conducted the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. The current focus of the Company’s clinical development program is to generate clinical data for CHEMOSAT and HEPZATO either as monotherapy or in combination with immunotherapy. The Company expects that this will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support reimbursement in various jurisdictions, including the United States. In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat cancers in the liver, such as metastatic colorectal cancer, metastatic neuroendocrine tumors, metastatic breast cancer and intrahepatic cholangiocarcinoma, and plans to begin one or more studies of HEPZATO KIT to treat such conditions in 2024. The Company believes that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.
Risks and Uncertainties
As detailed in the Company’s 2023 Annual Report filed on Form 10-K, the Company is subject to risks common to companies in the biopharmaceutical industry with FDA-approved products and planned clinical development activities, including, but not limited to, risks associated with successfully launching and commercializing the products; further developing HEPZATO to potentially treat other cancers in the liver and the Company’s ability to obtain any additional regulatory approval of such products in the United States and obtaining regulatory approval in other geographic markets; the uncertainty relating to the broad adoption of any approved products by physicians and consumers; and the impacts of significant competition.

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
Liquidity and Going Concern
On March 31, 2024, the Company had cash, cash equivalents and restricted cash totaling $11.8 million and short-term investments totaling $15.4 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million at December 31, 2023. During the three months ended March 31, 2024, the Company used $9.6 million of cash in its operating activities and $3.1 million for principal payments.
The Company’s future results are subject to substantial risks and uncertainties. The Company has operated at a loss for its entire history and there can be no assurance that it will ever achieve or maintain profitability. The Company has historically funded its operations primarily with proceeds from sales of common stock, warrants and pre-funded warrants for the purchase of common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.
If there is a substantial delay in the activation of sites to administer HEPZATO, the Company expects to need to raise additional capital under structures available to the Company, including debt and/or equity offerings, which may not be on favorable terms. In a substantially delayed site activation scenario, the Company would not have sufficient funds to meet its obligations within twelve months from the issuance date of these condensed consolidated financial statements. As such, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about the Company’s ability to continue as a going concern. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises funds through collaborations or other similar arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs for product candidates and/or grant licenses on terms that may not be favorable to the Company, any of which may reduce the value of its common stock. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market its product candidates to third parties even if the Company would otherwise prefer to develop and market such product candidates itself.
The Company also expects to use cash and cash equivalents to fund activities relating to commercial support for HEPZATO, CHEMOSAT and any future clinical research trials and operating activities. The Company’s future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the resolution of any disputes with third parties; and the effect of competing technological and market developments.
The Company’s capital commitments over the next twelve months include (a) $6.0 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement and (b) $7.6 million of loan and convertible note principal payments, if the holders do not elect to convert up to $5.0 million of the notes into equity. Additional capital commitments beyond the next twelve months include (a) $1.0 million of lease liabilities; and (b) $0.8 million for settlement of litigation with medac.
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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
No new accounting standards were adopted during the three months ended March 31, 2024

(2)    Revenue
The Company recognizes product revenue from sales of HEPZATO in the United States and CHEMOSAT in certain European countries in accordance with the five-step model in Accounting Standards Codification (“ASC”) 606, Revenue Recognition: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods. There are no contractual rights of returns, refunds or similar obligations.
HEPZATO
The Company ships and sells the HEPZATO directly to hospitals and treating centers based on approved agreements. Prior to use of the HEPZATO, the inventory is considered on consignment in which the Company retains title to the product. The Company recognizes HEPZATO revenue, based on contracted rates stated in an approved contract or purchase order, upon completion of the procedure as evidenced through the Company’s required Risk Evaluation and Mitigation Strategy (“REMS”) system. There is no obligation for the hospitals or treating centers to use the consigned HEPZATO, and the Company has no contractual right to receive payment until the product is used in a procedure and transfer of control is completed. See Note 5 for further information for consignment inventory.
CHEMOSAT
CHEMOSAT is sold directly to hospitals in the European Union and United Kingdom based on contracted rates in an approved contract or sales order. The Company recognizes product revenue from sales of CHEMOSAT upon shipment.
Revenue by product for the periods indicated were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
CHEMOSAT	$1,131	$597
HEPZATO KIT	2,008	—
Total revenue	$3,139	$597
Concentration of Credit Risk
Potential credit risk exposure for both HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of March 31, 2024, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable concentrations from a single customer consisted of the following:

For the quarter ended and as of	Revenue	Accounts Receivable
March 31, 2024	52.4%	46.7%
March 31, 2023	24.2%	21.8%
(3)    Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements are recorded in Restricted Cash on the balance sheet. Restricted cash does not include required minimum balances.
Cash, cash equivalents, and restricted cash balances were as follows:

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$11,760	$12,646
Security for credit cards	50	50
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$11,810	$12,696
(4)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of March 31, 2024:

	March 31, 2024
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$15,195	$165	$15,360
	$15,195	$165	$15,360
Short-term investments			$15,360
As of March 31, 2024, there was $0.2 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2023:

	December 31, 2023
		Gross Unrealized
(in thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$19,651	$157	$19,808
	$19,651	$157	$19,808
Short-term investments			$19,808
As of December 31, 2023, there was $0.2 million of interest receivable related to the outstanding debt securities held by the Company.

(5)    Inventory
Inventory consists of the following:

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$1,335	$1,443
Work-in-process	1,983	1,753
Finished goods	316	126
Total inventory	$3,634	$3,322
The Company has consignment agreements with approved hospitals and treatment centers. As of March 31, 2024, there was $0.2 million in finished goods held at hospitals and treatment centers.
(6)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Clinical trial expenses	$222	$222
Insurance premiums	173	157
Professional services	332	133
Interest Receivable	164	151
Other	387	428
Total prepaid expenses and other current assets	$1,278	$1,091
(7)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	March 31, 2024	December 31, 2023	Estimated Useful Life
Buildings and land	$1,318	$1,318	30 years - Buildings
Enterprise hardware and software	1,857	1,857	3 years
Leaseholds	1,779	1,787	Lesser of lease term or estimated useful life
Equipment	1,262	1,263	7 years
Furniture	215	202	5 years
Property, plant and equipment, gross	6,431	6,427
Accumulated depreciation	(5,095)	(5,075)
Property, plant and equipment, net	$1,336	$1,352
Depreciation expense for the three months ended March 31, 2024 and 2023 was less than $0.1 million for each period.

(8)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
Clinical expenses	$1,064	$1,129
Compensation, excluding taxes	1,567	1,859
Professional fees	252	272
Interest on convertible note	753	713
Inventory	12	585
Other	747	691
Total accrued expenses	$4,395	$5,249
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
For the three months ended March 31, 2024 and 2023, the Company recognized less than $0.1 million of operating lease expense in the U.S. and less than $0.1 million of operating lease expense in Ireland for the same periods.
In 2021, the Company entered into a sub-lease agreement (the “2021 Sub-Lease”) with its previous sub-lessee pursuant to which, effective August 2, 2021, the previous sub-lessee would become the lessee and the Company would then sublease its portion of the premises in Galway, Ireland from the previous sub-lessee. The Company’s annual rent expense under the 2021 Sub-Lease is less than $0.1 million for a term of 5 years.
In 2020, the Company entered into an amendment to a sub-lease agreement executed in 2016 for office space at 1633 Broadway, New York, New York. The term of the sub-lease agreement began in April 2016 and, pursuant to amendments, was extended through August 2023. As of August 31, 2023, the lease was month-to-month. No ROU assets or lease liabilities were recognized on the balance sheet as of December 31, 2023 for this arrangement. The Company ended the sublease for its former corporate offices at 1633 Broadway, New York, New York in February 2024.
On January 18, 2024, the Company entered into a lease agreement (the “Queensbury Lease”) to lease approximately 18,000 square feet of manufacturing and office space in Queensbury, New York (the “Premises”). The initial term of the lease is five years with a right to extend the lease by an additional five years, exercisable under certain conditions set forth in the Queensbury Lease. The Company’s annual rent expense under the Queensbury Lease is less than $0.2 million for a term of 5 years.
The following table summarizes the Company’s operating leases as of March 31, 2024:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$4	$9	$13
Weighted average remaining lease term	9.8	2.3
Weighted average discount rate - operating leases	8%	8%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2024	$108	$32	$140
Year ended December 31, 2025	144	43	187
Year ended December 31, 2026	144	25	169
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	153	—	153
Thereafter	800	—	800
Total	1,497	100	1,597
Less present value discount	(471)	(8)	(479)
Operating lease liabilities included in the condensed consolidated balance sheets at March 31, 2024	$1,026	$92	$1,118
(10)    Loans and Convertible Notes Payable

	March 31, 2024			December 31, 2023
(In thousands)	Gross	Discount	Net	Gross	Discount	Net
Loans payable, current[1]	$2,557	$(149)	$2,408	$5,610	$(371)	$5,239
Convertible notes payable - current	5,000	(51)	4,949	5,000	(89)	4,911
Total - Loans and notes payable	$7,557	$(200)	$7,357	$10,610	$(460)	$10,150
1 The gross amount includes the 4.25% final payment of $0.5 million.

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at March 31, 2024 was 16.20%. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024.

The initial tranche of the Avenue Loan was $15.0 million, including $4.0 million that was funded into a restricted account. On March 15, 2023, the Company returned to Avenue $4.0 million held as restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, the Avenue Loan Agreement was amended (the “Avenue Amendment”) to defer the interest only period to September 30, 2023, with an additional extension option upon FDA Approval for the HEPZATO KIT and subsequent receipt of at least $10 million from the sale and issuance of equity securities. On August 14, 2023, the Company received FDA approval and has subsequently received over $10 million from the exercise of Tranche A Preferred Warrants. At the Company’s option, it elected to extend the interest only period to December 31, 2023 and monthly principal payments of approximately $1.0 million began in January 2024.
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
In connection with the initial entry into the Avenue Loan Agreement, the Company issued warrants to Avenue (the “Initial Avenue Warrant”) to purchase 127,755 shares of common stock at an exercise price per share equal to $0.01. Additionally, in connection with the Avenue Amendment, the Company issued to Avenue a warrant to purchase 34,072 shares of common stock at an exercise price per share equal to $0.01. Both the Initial Avenue Warrant and the warrant to purchase 34,072 shares of common stock were exercised in full in April 2024.

The Company determined that the embedded conversion option associated with the Avenue Loan did not require bifurcation and met the criteria for equity classification. In addition, the amendment was recorded under debt modification guidance. Aggregate debt discount amortization of $0.3 million and $0.2 million was recorded during the three months ended March 31, 2024 and 2023, respectively. Interest expense incurred was $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
Convertible Notes Payable
The Company has $2.0 million of principal outstanding related to Senior Secured Promissory Notes (the “Rosalind Notes”) which bear interest at 8% per annum. Pursuant to the original terms, the Rosalind Notes were convertible into Series E Preferred Stock at a price of $1,500 per share and were to mature on July 16, 2021.
On August 6, 2021, the Company executed an agreement to amend the Rosalind Notes to (i) reduce the conversion price to $1,198 per share of the Company’s Series E Preferred Stock; and (ii) extend the maturity date to October 30, 2024. In addition, the holders of the Rosalind Notes agreed to subordinate all of the Company’s indebtedness and obligations to Avenue and all of the holders’ security interest to the Avenue Loan and Avenue’s security interest in the Company’s property.
Interest expense accrued relating to the Rosalind Notes was less than $0.1 million for both the three months ended March 31, 2024 and 2023.
(11)    Preferred Purchase Agreement
On March 27, 2023, we entered into a securities purchase agreement with certain accredited investors (the “Preferred Purchase Agreement”), pursuant to which on March 29, 2023, the Company issued and sold, in a private placement (the “Series F Preferred Offering”), (i) 24,900 shares of Series F-1 Convertible Preferred Stock, par value $0.01 per share (the “Series F-1 Preferred Stock”), (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire 34,859 shares of Series F-3 Convertible Preferred Stock, par value $0.01 per share (the “Series F-3 Preferred Stock”) and (iii) tranche B warrants (the “Preferred Tranche B Warrants”, together with the Preferred Tranche A Warrant, the “Preferred Warrants”) to acquire 24,900 shares of Series F-4 Convertible Preferred Stock, par value $0.01 per share (the “Series F-4 Preferred Stock”) for an aggregate offering price of $24.9 million before deducting the fees paid to the placement agent and the financial advisors and other financing expenses payable by the Company.

The gross proceeds of $24.9 million from the Series F Preferred Offering have been allocated first to the Preferred Warrant liabilities at their fair value of $4.9 million, with the residual of $20.0 million being allocated to the Series F-1 Preferred Stock.
As of March 31, 2024, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million. The Preferred Tranche B Warrants are exercisable for 24,900 shares of Series F-4 Preferred Stock, with an aggregate exercise price of $24.9 million until the earlier of (i) 21 days following the Company’s announcement of receipt of at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and (ii) March 31, 2026.
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
As of March 31, 2024, 54,207 shares of the Company’s Series F-1, F-2 and F-3 Preferred Stock were converted into 13,853,143 shares of common stock. As of March 31, 2024, there were 2,542 shares of Series F-2 Preferred Stock, 3,010 shares of Series F-3 Preferred Stock and no shares of Series F-4 Preferred Stock outstanding.
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
The Company determined that the outstanding Preferred Warrants should be liability-classified. See Note 16 for a discussion of the accounting treatment of the Common Warrants and Preferred Warrants.
(12)    Stockholders’ Equity
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
Securities Purchase Agreement
On March 14, 2024, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 (the “Warrant Shares” and together with the Shares, the “Securities”). The Pre-Funded Warrants will have an exercise price of $0.01 per share of common stock, be immediately exercisable and remain exercisable until exercised in full.
The Private Placement closed on March 19, 2024. The Company received gross proceeds of approximately $7.0 million, before deducting offering expenses payable by the Company.
Registration Rights for Preferred and Common Offerings
Pursuant to the Preferred Purchase Agreement and the Common Purchase Agreement (collectively, the “Purchase Agreements”), the Company filed a registration statement on Form S-3 (the “June 2023 Resale Registration Statement”) providing for the resale by the investors party thereto of the common stock issuable upon conversion of the Registrable Shares (as defined in the Purchase Agreements). The June 2023 Resale Registration Statement became effective on June 28, 2023.
Pursuant to the Securities Purchase Agreement, the Company filed a registration statement on Form S-3 (the “April 2024 Resale Registration Statement”) providing for the resale of the common stock and common stock issuable upon the exercise of the Pre-Funded Warrants. The April 2024 Resale Registration Statement also provided for the common stock issued upon the exercise of pre-funded warrants to purchase common stock issued by the Company pursuant to the Avenue Amendment. The registration became effective on May 9, 2024.
There is no established public trading market for the Series F Preferred Stock, the Preferred Warrants, Common Warrants or the Pre-Funded Warrants and the Company does not intend to list such securities on any national securities exchange or nationally recognized trading system.

At-the-Market Offering
The Company has entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three months ended March 31, 2024.
Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of March 31, 2024, the Company has designated the following preferred stock:

Designated Preferred Shares	March 31, 2024
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of March 31, 2024, there were an aggregate of 11,257 shares of Series E and Series E-1, 2,542 Series F-2 and 3,010 Series F-3 Convertible Preferred Stock outstanding, respectively.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of March 31, 2024, there have been 5,125,000 shares of common stock reserved under the 2020 Plan, of which 232,566 remained available to be issued.
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
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of March 31, 2024, there have been 650,000 shares of common stock reserved under the 2023 Plan, of which 372,000 remain available to be granted.

Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Three Months Ended March 31,
	2024	2023
Expected terms (years)	5.6	5.8
Expected volatility	115.0%	172.8%
Risk-free interest rate	4.19%	4.08%
Expected dividends	0.00%	0.00%
The following is a summary of stock option activity for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,183,232	$8.17	$7.60	8.3	$147
Granted	2,017,596	4.80	3.92	9.7
Exercised	—	—	—		—
Expired	(15,341)	7.16	6.91
Cancelled/Forfeited	(146,312)	6.08	5.75
Outstanding at March 31, 2024	6,039,175	$7.10	$6.42	8.6	$433

Exercisable at March 31, 2024	2,569,497	$9.47	$8.73	7.4	$74
Unvested at March 31, 2024	3,469,678	$5.34	$4.70	9.4	$358
The following table summarizes information for stock option shares outstanding and exercisable at March 31, 2024:

		Options Outstanding
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$2.83 - $51.50	6,038,676	8.6	6,038,676
$51.50+	499	4.8	499
	6,039,175	8.6	6,039,175

The following is a summary of share-based compensation expense in the statement of operations for the three months ended March 31, 2024:

	Three Months Ended March 31,
(In thousands)	2024	2023
Selling, general and administrative	$2,042	$1,118
Research and development	647	417
Cost of goods sold	256	126
Total	$2,945	$1,661
At March 31, 2024, there was $10.3 million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 1.2 years.
Common Stock Warrants
The following is a summary of common stock warrant activity for the three months ended March 31, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2024	4,665,201	$7.76	1.6
Warrants issued	1,008,102	0.01	5.0
Warrants exercised	—	—
Outstanding at March 31, 2024	5,673,303		2.0
Exercisable at March 31, 2024	5,673,303	$6.39	2.0
The following table presents information related to common stock warrants outstanding at March 31, 2024:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	2,045,894	4.0	2,045,894
$6.00	16,666	2.0	16,666
$10.00	3,610,743	1.0	3,610,743
	5,673,303	2.0	5,673,303
As of March 31, 2024, there were no warrants exercised for common shares.
Preferred Stock Warrants
The following is a summary of preferred stock warrant activity for the three months ended March 31, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2024	24,900	$1,000	2.3
Warrants issued	—
Warrants exercised	—
Outstanding at March 31, 2024	24,900	$1,000	2.0
Exercisable at March 31, 2024	24,900	$1,000	2.0

Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 260,295 shares of common stock to be purchased by participating employees of which 62,575 have been issued as of March 31, 2024 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
(13)    Net Loss per Share
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
The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2024 and 2023 because their effects would be anti-dilutive:

	March 31,
	2024	2023
Common stock warrants	3,627,409	3,658,520
Assumed conversion of preferred stock warrants	4,149,994	11,896,667
Assumed conversion of preferred stock	2,564,911	8,681,176
Assumed conversion of convertible notes	488,031	488,031
Stock options	6,039,175	2,894,393
Total	16,869,520	27,618,787
As of March 31, 2024 and 2023, the Company had 2,045,894 and 1,576,620 pre-funded warrants outstanding, respectively. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Weighted average shares issued	23,705,374	10,081,634
Weighted average pre-funded warrants	1,181,806	1,540,750
Weighted average shares outstanding	24,887,180	11,622,384

(14)    Income Taxes
As discussed in “Note 17—Income Taxes” to the notes to the consolidated financial statements contained in the Annual Report, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in its balance sheet.
The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 17 - Income Taxes of the Company’s Annual Report.
The Inflation Reduction Act of 2022 included tax legislation that became effective in the first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of March 31, 2024, however the Company will continue to evaluate the effect on the tax provision each reporting period.
(15)    Commitments and Contingencies
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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the fair value of the settlement to be $1.0 million as of March 31, 2024 and recorded $0.8 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of March 31, 2024.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (the “Supply Agreement”) for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of March 31, 2024, the Company has committed to purchasing $2.25 million of melphalan under this Supply Agreement in 2024.
(16)    Fair Value Measurements
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the three months ended March 31, 2024:

	Level 3
(In thousands)	Contingent liabilities	Warrants	Total
Balance at January 1, 2024	$996	$5,548	$6,544
Total change in foreign exchange	(22)	—	(22)
Warrant liability fair value adjustment	—	612	612
Change due to warrant exercise	$—	$—	$—
Balance at March 31, 2024	$974	$6,160	$7,134
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

As disclosed in Note 11 and Note 12 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of the Series F Preferred Offering to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. The Company concluded that the Preferred Warrants were not in the scope of Accounting Standards Codification, Distinguishing Liabilities from Equity (ASC 480) since the Preferred Warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of preferred stock. The Company determined the Preferred Warrants met the definition of a derivative in accordance with ASC 815 but were not considered indexed to the Company’s common stock since the warrants require early settlement by repurchasing the preferred warrants for cash in an amount equal to the Black-Scholes value in the event of a Fundamental Transaction at pre-specified volatility of 100% as an input to the Black-Scholes calculation. The Company determined to record the Preferred Warrants at fair value with subsequent changes in fair value recorded in earnings at the end of each reporting period. For the three months ended March 31, 2024, the Company recorded an increase to other expense of $0.6 million related to the change in fair value of the warrant liability. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the warrants as a long-term liability due to potential provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date.
The fair value of the preferred and common warrants at March 31, 2024 and December 31, 2023 was determined by using option pricing models assuming the following:

	March 31, 2024	December 31, 2023
Risk free interest rate	4.49%	4.09%
Expected term (years)	2.0	2.3
Expected volatility	65%	70%
Expected dividends	0.00%	0.00%
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
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	March 31, 2024
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$72	$—	$—	$72
U.S. government agency bonds	—	15,360	—	15,360
Total Assets	$72	$15,360	$—	$15,432

Liabilities:
Contingent Liability	$—	$—	$974	$974
Warrant Liabilities	—	—	6,160	6,160
Total Liabilities	$—	$—	$7,134	$7,134

	December 31, 2023
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$392	$—	$—	$392
U.S. government agency bonds	—	19,808	—	19,808
Total Assets	$392	$19,808	$—	$20,200

Liabilities:
Contingent Liability	$—	$—	$996	$996
Warrant Liabilities	—	—	5,548	5,548
Total Liabilities	$—	$—	$6,544	$6,544

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Delcath Systems, Inc. (“Delcath” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024, to provide an understanding of its results of operations, financial condition and cash flows.
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
Disclosure Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Quarterly Report on Form 10-Q that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” and the risks discussed in Part II, Item 1A under “Risk Factors” and the risks detailed from time to time in our future reports filed with the SEC. These forward-looking statements include, but are not limited to, statements about:
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
•our ability to source melphalan and other critical components necessary to manufacture HEPZATO;
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
Company Overview
We are an interventional oncology company focused on the treatment of primary cancers metastatic to the liver. Our lead product, the HEPZATO KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of HEPZATO for the treatment of metastatic hepatic dominant uveal melanoma (“mUM”) took place in January 2024.
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
In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers in the liver. On February 28, 2022, CHEMOSAT received Medical Device Regulation (MDR) certification under the European Medical Devices Regulation (EU)2017/745, which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, we have assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
Our clinical development program for HEPZATO was comprised of the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. The current focus of our clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in patients with mUM, either as monotherapy or in combination with immunotherapy. We expect that this will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support reimbursement in various jurisdictions, including the United States. In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat cancers in the liver, such as metastatic colorectal cancer, metastatic neuroendocrine tumors, metastatic breast cancer and intrahepatic cholangiocarcinoma, and plans to begin one or more studies of HEPZATO KIT to treat such conditions in 2024. We believe that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.

Results of Operations

	Three months ended March 31,
(In thousands)	2024	2023
Total revenues	$3,139	$597
Cost of goods sold	(903)	(181)
Gross profit	2,236	416
Research and development expenses	3,700	4,576
Selling, general and administrative expenses	8,814	4,165
Total operating expenses	12,514	8,741
Operating loss	(10,278)	(8,325)
Interest and other income (expense)	(833)	(675)
Net loss	$(11,111)	$(9,000)
Revenue
The increase in total revenue for the three months ended March 31, 2024 compared to the same periods in 2023 was due to the commercial launch of HEPZATO KIT in the U.S. along with an increase in demand for CHEMOSAT in Europe.
Cost of Goods Sold
The change in cost of goods sold for the three months ended March 31, 2024 compared to the same periods in 2023 is directly related to changes in demand for product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. In 2023, these costs primarily related to generating pre-clinical data submission of the NDA and the cost of manufacturing HEPZATO for expanded access protocol sites utilizing HEPZATO KIT prior to FDA approval. The decrease for the three months ended March 31, 2024 compared to the same period in 2023 is due to lower costs associated with NDA submission offset by an increase in medical affairs and regulatory costs associated with an approved product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three months ended March 31, 2024 compared to the same periods in 2023, selling, general and administrative expenses increased due to activities supporting the commercial launch of HEPZATO.
Interest and other Income/Expense
Interest and other income (expense) in 2024 is primarily related to the change in fair value of the Tranche B Warrants liability, interest income associated with marketable securities offset by interest expense related to our debt instruments. There was a decrease in interest expense for the three months ended March 31, 2024 compared to the same periods in 2023 related to the principal loan payments made during 2023 and 2024.
Liquidity and Capital Resources
At March 31, 2024, we had cash, cash equivalents and restricted cash totaling $11.8 million and short-term investments totaling $15.4 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million at December 31, 2023. During the three months ended March 31, 2024, we used $9.6 million of cash for operating activities compared to $4.3 million during the three months ended March 31, 2023, and $3.1 million for principal payments during the three months ended March 31, 2024, compared to $6.3 million for principal payments during the three months ended March 31, 2023. At March 31, 2023, we had cash, cash equivalents and restricted cash totaling $24.3 million.
Our future results are subject to substantial risks and uncertainties. We have operated at a loss for our entire history and there can be no assurance that we will ever achieve or maintain profitability. We have historically funded our operations primarily with proceeds from sales of common stock, warrants and pre-funded warrants for the purchase of common stock, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements.
Funding Requirements
If there is a substantial delay in the activation of sites to administer HEPZATO, we expect to need to raise additional capital under structures available to us, including debt and/or equity offerings, which may not be on terms favorable to us. In a substantially delayed site activation scenario, we will not have sufficient funds to meet our obligations within twelve months from the issuance date of these condensed consolidated financial statements. As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs for product candidates and/or grant licenses on terms that may not be favorable to us, any of which may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates to third parties even if we would otherwise prefer to develop and market such product candidates ourselves.
We also expect to use cash and cash equivalents to fund activities relating to commercial support for HEPZATO, CHEMOSAT and any future clinical research trials and operating activities. Our future liquidity and capital requirements will depend on numerous factors, including our ability to successfully commercialize HEPZATO and CHEMOSAT; the cost of and our ability to obtain additional regulatory approvals for HEPZATO and CHEMOSAT in additional jurisdictions and for additional indications; our ability to build a commercial infrastructure for HEPZATO for the treatment of mUM in the United States; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the resolution of any disputes with third parties; and the effect of competing technological and market developments.
Capital Commitments
Our capital commitments over the next twelve months include (a) $6.0 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement and (b) $7.6 million of loan and convertible note principal payments, if the holders do not elect to convert up to $5.0 million of the notes into equity. Additional capital commitments beyond the next twelve months include (a) $1.0 million of lease liabilities and (b) $0.8 million for settlement of litigation with medac.
Source of Liquidity
ATM Sales Agreement
On August 18, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which we may offer and sell, at our sole discretion through the Sales Agent, shares of common stock having an aggregate offering price of up to $17.0 million. To date, we have sold approximately $4.0 million of our common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three months ended March 31, 2024.
Avenue Loan Agreement
On August 6, 2021, we entered into the Avenue Loan Agreement with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”), as amended on March 31, 2023, for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at March 31, 2024 was 16.20%. The Avenue Loan is secured by all of our assets globally, including intellectual property. The Avenue Loan matures on August 1, 2024. On March 15, 2023, we returned to Avenue $4.0 million held in the restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, we reached an agreement to amend the existing loan agreement with Avenue to defer the interest only period to September 30, 2023, with an additional extension option upon the FDA approval for HEPZATO KIT and subsequent receipt of at least $10 million from the sale and issuance of equity securities. In exchange for this extension, the Company agreed to provide Avenue with 34,072 warrants to purchase shares of common stock at an exercise price of $0.01 per warrant share, all of which were exercised in April

2024. On August 14, 2023, the Company received the FDA approval for the HEPZATO KIT and subsequently received over $10 million from the exercise of warrants. At our option, we elected to extend the interest only period to December 31, 2023. Principal payments of approximately $1.0 million began in January 2024.
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
On June 12, 2023, the stockholders approved the Private Placements at the annual general meeting of stockholders and therefore, the Preferred Warrants and Common Warrants issued in the Private Placements are exercisable. The exercise of all such Preferred Warrants and Common Warrants would generate approximately $60.0 million in proceeds. There can be no guarantee that all such Warrants are ever exercised, and if so, there is no guarantee that we will ever receive the full $60.0 million in proceeds. As of March 31, 2024, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million into 34,859 shares of Series F-3 Preferred Stock and all of the Common Tranche A Warrants were exercised for an aggregate exercise price of $0.1 million into 31,110 shares of common stock.

As of March 31, 2024, 54,207 shares of our Series F-1, F-2 and F-3 Preferred Stock were converted into 13,853,143 shares of common stock.
On March 14, 2024, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 (the “Warrant Shares” and together with the Shares, the “Securities”). The Pre-Funded Warrants have an exercise price of $0.01 per share of Common Stock, are immediately exercisable and will remain exercisable until exercised in full.
The Private Placement closed on March 19, 2024. We received gross proceeds of approximately $7.0 million, before deducting offering expenses payable by us.
Critical Accounting Estimates
There have been no material changes to the process of our critical accounting estimates as they were reported in our Annual Report on Form 10-K filed with the SEC on March 26, 2024.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2024, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management of the Company, with the participation of its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 15 - “Commitment and Contingencies - Litigation, Claims and Assessments - medac Matter” for more information.
Item 1A.    Risk Factors
Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described in the Annual Report on Form 10-K filed on March 26, 2024. Our business faces significant risks and uncertainties, and those described in our Annual Report may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

3.7
Certificate of Designation of Preference, Rights and Limitations of the Series F Convertible Voting Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K on March 30, 2023).

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
*Filed herewith.
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

DELCATH SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCATH SYSTEMS, INC.

May 14, 2024	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

May 14, 2024	/s/ Sandra Pennell
Sandra Pennell
Principal Financial Officer