Form 10-Q
period 2024-06-30
DELCATH SYSTEMS, INC.
filed 2024-08-05
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2024, 27,999,522 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$14,782	$12,646
Restricted cash	—	50
Short-term investments	5,124	19,808
Accounts receivable, net	3,726	241
Inventory	6,316	3,322
Prepaid expenses and other current assets	1,451	1,091
Total current assets	31,399	37,158
Property, plant and equipment, net	1,422	1,352
Right-of-use assets	1,092	103
Total assets	$33,913	$38,613
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,279	$1,012
Accrued expenses	4,418	5,249
Lease liabilities, current	103	37
Loan payable	—	5,239
Convertible notes payable	4,491	4,911
Total current liabilities	12,291	16,448
Warrant liability	15,809	5,548
Lease Liabilities, non-current	989	—
Other liabilities, non-current	632	840
Total liabilities	29,721	22,836
Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 12,342 and 24,819 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 27,931,393 shares and 22,761,554 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	279	228
Additional paid-in capital	533,919	520,576
Accumulated deficit	(530,014)	(505,162)
Accumulated other comprehensive loss	8	135
Total stockholders’ equity	4,192	15,777
Total liabilities and stockholders’ equity	$33,913	$38,613
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Product revenue	$7,766	$495	$10,905	$1,092
Total revenues	7,766	495	10,905	1,092
Cost of goods sold	(1,519)	(150)	(2,422)	(331)
Gross profit	6,247	345	8,483	761
Operating expenses:
Research and development expenses	3,394	3,555	7,094	8,131
Selling, general and administrative expenses	6,765	4,787	15,579	8,952
Total operating expenses	10,159	8,342	22,673	17,083
Operating loss	(3,912)	(7,997)	(14,190)	(16,322)
Change in fair value of warrant liability	(9,755)	1,160	(10,367)	1,160
Interest expense, net	(84)	(371)	(283)	(1,059)
Other (expense) income	10	6	(12)	$19
Net loss	(13,741)	(7,202)	(24,852)	(16,202)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments	(141)	—	(133)	—
Foreign currency translation adjustments	(8)	—	6	19
Total comprehensive loss	$(13,890)	$(7,202)	$(24,979)	$(16,183)
Common share data:
Basic and diluted loss per common share	$(0.48)	$(0.58)	$(0.93)	$(1.35)
Weighted average number of basic and diluted shares outstanding	28,364,731	12,463,665	26,625,955	12,035,738
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2024	24,819	$—	22,761,554	$228	$520,576	$(505,162)	$135	$15,777
Compensation expense for issuance of stock options	—	—	—	—	2,895	—	—	2,895
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Private placement -issuance of common shares, net of expenses	—	—	876,627	8	6,904	—	—	6,912
Issuance of common stock with the employee stock purchase plan	—	—	21,140	—	74	—	—	74
Conversion - F-3 Preferred to Common	(8,010)	—	1,779,998	18	(17)	—	—	1
Net loss	—	—	—	—	—	(11,111)	—	(11,111)
Unrealized gain on investments	—	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Balance at March 31, 2024	16,809	$—	25,439,319	$254	$530,482	$(516,273)	$157	$14,620
Compensation expense for issuance of stock options	—	—	—	—	3,021	—	—	3,021
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	48	—	—	48
Prior quarter private placement - expenses	—	—	—	—	(141)	—	—	(141)
Warrant exercise and conversion - F-4 Preferred to Common	—	—	41,666	—	355	—	—	355
Conversion - F-3 Preferred to Common	(3,010)	—	668,888	7	(7)	—	—	—
Conversion - F-2 Preferred to Common	(1,457)	—	441,514	4	(4)	—	—	—
Pre-funded warrant exercise	—	—	1,307,706	13	(3)	—	—	10
Stock option exercise	—	—	32,300	1	168	—	—	169
Net loss	—	—	—	—	—	(13,741)	—	(13,741)
Unrealized loss on investments	—	—	—	—	—	—	(141)	(141)
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024	12,342	—	27,931,393	279	533,919	(530,014)	8	4,192

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2023	11,357	$—	10,046,571	$100	$451,608	$(457,484)	$(83)	$(5,859)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Private placement -issuance of common shares, net of expenses	—	—	19,646	1	55	—	—	56
Issuance of common stock with the employee stock purchase plan	—	—	15,417	—	47	—	—	47
Net loss	—	$—	—	$—	$—	$(9,000)	$—	$(9,000)
Foreign currency translation adjustments	—	—	—	—	—	—	19	19
Balance at March 31, 2023	11,357	$—	10,081,634	$101	$453,371	$(466,484)	$(64)	$(13,076)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Conversion of Preferred F-1 shares to common shares	—	—	4,629,539	47	11,222	—	—	11,269
Preferred F-2 Shares Issuance	9,624	—	—	—	7,099	—	—	7,099
Pre-funded warrant exercise	—	—	538,828	5	—	—	—	5
Issuance of common stock related to stock option exercises	—	—	468	—	2	—	—	2
Net loss	—	—	—	—	—	(7,202)	—	(7,202)
Balance at June 30, 2023	20,981	—	15,250,469	153	473,355	(473,686)	(64)	(242)
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,852)	$(16,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	6,014	3,322
Depreciation expense	62	59
Warrant liability fair value adjustment	10,367	(1,160)
Non-cash lease expense	37	195
Amortization of debt discount	447	388
Interest expense accrued related to convertible notes	80	80
Amortization of premiums and discounts on marketable securities	(379)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(488)	(306)
Accounts receivable	(3,485)	239
Inventory	(2,994)	(482)
Accounts payable and accrued expenses	1,339	132
Other liabilities, non-current	(183)	(177)
Net cash used in operating activities	(14,035)	(13,912)
Cash flows from investing activities:
Purchase of investment	(20,482)	—
Maturities of investments	35,540	—
Purchase of property, plant and equipment	(114)	(40)
Net cash provided by (used in) investing activities	14,944	(40)
Cash flows from financing activities:
Net proceeds from private placement	6,771	22,960
Proceeds from the issuance of common stock relating to the employee stock purchase plan	75	47
Repayment of debt	(6,107)	(6,313)
Proceeds from exercise of warrants	259	5
Proceeds from exercise of stock options	169	2
Net cash provided by financing activities	1,167	16,701
Foreign currency effects on cash	10	19
Net increase in total cash	2,086	2,768
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	12,696	11,822
End of period	$14,782	$14,590
Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash and Cash Equivalents	$14,782	$14,540
Restricted Cash	—	50
Total	$14,782	$14,590

	Six months ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$375	$787
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$1,029	$84
Conversion of mezzanine equity to common shares	$—	$11,269
Conversion of mezzanine equity to preferred shares	$—	$7,099

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of cancers primary or metastatic to the liver. The Company’s lead product, the HEPZATOTM KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of HEPZATO KIT (“HEPZATO”) for the treatment of metastatic uveal melanoma (“mUM”) occurred in January 2024.
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
The Company has sufficient raw material and component constituent parts of HEPZATO KIT to meet anticipated demand and it intends to manage supply chain risk through stockpiled inventory and, where commercially reasonable, contracting with multiple suppliers for critical components.
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
To support the New Drug Application for HEPZATO the Company conducted the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. On May 6, 2024, the Company announced the publication of results from the pivotal FOCUS Trial in the journal Annals of Surgical Oncology. The current focus of the Company’s clinical development program is to generate clinical data for CHEMOSAT and HEPZATO either as monotherapy or in combination with immunotherapy. The Company expects that this will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support reimbursement in various jurisdictions, including the United States. In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic neuroendocrine tumors, metastatic breast cancer and intrahepatic cholangiocarcinoma, and plans to begin one or more studies of HEPZATO KIT to treat such conditions in late 2024 or early 2025. The Company believes that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.
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
In addition, high rates of inflation have previously resulted in the U.S. Federal Reserve raising interest rates and any future increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Furthermore, if additional banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company or its partners’ ability to access existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on the Company’s business and financial condition, including the Company’s ability to access additional capital on favorable terms, or at all, which could in the future negatively affect the Company’s ability to pursue its business strategy.
Liquidity and Going Concern
On June 30, 2024, the Company had cash and cash equivalents totaling $14.8 million and short-term investments totaling $5.1 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million at December 31, 2023. During the six months ended June 30, 2024, the Company used $14.0 million of cash in its operating activities and $6.1 million for principal payments.
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
If there is a substantial delay in the activation of additional sites to administer HEPZATO and/or the revenue generated from HEPZATO and CHEMOSAT is less than anticipated, the Company expects to need to raise additional capital under structures available to the Company, including debt and/or equity offerings, which may not be on favorable terms. In a substantially delayed site activation scenario, the Company would not have sufficient funds to meet its obligations within twelve months from the issuance date of these condensed consolidated financial statements. As such, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt about the Company’s ability to continue as a going concern. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If the Company raises funds through collaborations or other similar arrangements with third parties, it may have to relinquish valuable rights to its technologies, future revenue streams, research programs for product candidates and/or grant licenses on terms that may not be favorable to the Company, any of which may reduce the value of its common stock. If the Company is unable to raise additional funds through equity or debt financings when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts or grant rights to develop and market its product candidates to third parties even if the Company would otherwise prefer to develop and market such product candidates itself.
The Company expects to use cash and cash equivalents to fund activities relating to commercial support for HEPZATO, CHEMOSAT and any future clinical research trials and operating activities. The Company’s future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the resolution of any disputes with third parties; and the effect of competing technological and market developments.
The Company’s capital commitments over the next twelve months include (a) $7.8 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement and (b) $4.5 million of loan and convertible note principal payments, if the holders do not elect to convert the notes into equity. Additional capital commitments beyond the next twelve months include (a) $1.4 million of lease liabilities; and (b) $0.6 million for settlement of litigation with medac.
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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
No new accounting standards were adopted during the six months ended June 30, 2024.
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
HEPZATO
The Company ships and sells the HEPZATO directly to hospitals and treating centers based on approved agreements. Prior to use of the HEPZATO, the inventory is considered on consignment in which the Company retains title to the product. The Company recognizes HEPZATO revenue, based on contracted rates stated in an approved contract or purchase order, upon completion of the procedure as evidenced through the Company’s required Risk Evaluation and Mitigation Strategy (“REMS”) system. There is no obligation for the hospitals or treating centers to use the consigned HEPZATO, and the Company has no contractual right to receive payment until the product is used in a procedure and transfer of control is completed. See Note 4 for further information for consignment inventory.
CHEMOSAT
CHEMOSAT is sold directly to hospitals in the European Union and United Kingdom based on contracted rates in an approved contract or sales order. The Company recognizes product revenue from sales of CHEMOSAT upon shipment.
Revenue by product for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
CHEMOSAT	$1,196	$495	$2,327	$1,092
HEPZATO KIT	6,570	—	8,578	—
Total revenue	$7,766	$495	$10,905	$1,092
Concentration of Credit Risk
Potential credit risk exposure for both HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of June 30, 2024, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable concentrations from a single customer consisted of the following:

For the six months ended and as of	Revenue	Accounts Receivable
June 30, 2024	52.0%	34.0%
June 30, 2023	19.0%	36.8%
(3)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of June 30, 2024:

	June 30, 2024
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$5,100	$24	$5,124
Short-term investments			$5,124
As of June 30, 2024, there was less than $0.1 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2023:

	December 31, 2023
		Gross Unrealized
(in thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$19,651	$157	$19,808
Short-term investments			$19,808
As of December 31, 2023, there was $0.2 million of interest receivable related to the outstanding debt securities held by the Company.
(4)    Inventory
Inventory consists of the following:

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$3,590	$1,443
Work-in-process	2,162	1,753
Finished goods	564	126
Total inventory	$6,316	$3,322
The Company has consignment agreements with approved hospitals and treatment centers. As of June 30, 2024, there was $0.3 million in finished goods held at hospitals and treatment centers.

(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Clinical trial expenses	$222	$222
Insurance premiums	145	157
Professional services	657	133
Interest Receivable	23	151
Other	404	428
Total prepaid expenses and other current assets	$1,451	$1,091
(6)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	June 30, 2024	December 31, 2023	Estimated Useful Life
Buildings and land	$1,318	$1,318	30 years - Buildings
Enterprise hardware and software	1,855	1,857	3 years
Leaseholds	1,776	1,787	Lesser of lease term or estimated useful life
Equipment	1,348	1,263	7 years
Furniture	238	202	5 years
Construction in process	10	—
Property, plant and equipment, gross	6,545	6,427
Accumulated depreciation	(5,123)	(5,075)
Property, plant and equipment, net	$1,422	$1,352
Depreciation expense for the three and six months ended June 30, 2024 and 2023 was less than $0.1 million for each period.
(7)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
Clinical expenses	$419	$1,129
Compensation, excluding taxes	2,302	1,859
Professional fees	165	272
Interest on convertible note	793	713
Inventory	8	585
Other	731	691
Total accrued expenses	$4,418	$5,249
(8)    Leases
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

For both the three months ended June 30, 2024 and 2023, the Company recognized less than $0.1 million of operating lease expense, and $0.1 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.
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
The following table summarizes the Company’s operating leases as of June 30, 2024:

(In thousands)	U.S.	Ireland	Total
Operating lease cost	20	17	37

Operating cash flows for operating leases	$(40)	$(21)	$(61)
Weighted average remaining lease term	9.6	2.1
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2024	$72	$21	$93
Year ended December 31, 2025	144	43	187
Year ended December 31, 2026	144	25	169
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	153	—	153
Thereafter	800	—	800
Total	1,461	89	1,550
Less present value discount	(451)	(7)	(458)
Operating lease liabilities included in the condensed consolidated balance sheets at June 30, 2024	$1,010	$82	$1,092
(9)    Loans and Convertible Notes Payable

	June 30, 2024			December 31, 2023
(In thousands)	Gross	Discount	Net	Gross	Discount	Net
Loans payable, current	$—	$—	$—	$5,610	$(371)	$5,239
Convertible notes payable - current[1]	4,503	(12)	4,491	5,000	(89)	4,911
Total - Loans and notes payable	$4,503	$(12)	$4,491	$10,610	$(460)	$10,150
1 The gross amount includes the 4.25% final payment of $0.5 million.

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at June 30, 2024 was 16.20%.

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

The initial tranche of the Avenue Loan was $15.0 million, including $4.0 million that was funded into a restricted account. On March 15, 2023, the Company returned to Avenue $4.0 million held as restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, the Avenue Loan Agreement was amended (the “Avenue Amendment”) to defer the interest only period to September 30, 2023, with an additional extension option upon FDA Approval for the HEPZATO KIT and subsequent receipt of at least $10 million from the sale and issuance of equity securities. On August 14, 2023, the Company received FDA approval and has subsequently received over $10 million from the exercise of Tranche A Preferred Warrants. At the Company’s option, it elected to extend the interest only period to December 31, 2023 and monthly principal payments of approximately $1.0 million began in January 2024 with the final payment occurring on August 1, 2024.
The remaining principal amount of the Avenue Loan outstanding of $2.5 million at June 30, 2024 could be converted, at Avenue’s option, into shares of the Company’s common stock at a conversion price of $11.98 per share.
Avenue did not exercise its option to convert the remaining principal amount of the Avenue Loan into shares of the Company’s common stock and on August 1, 2024, the Company made the final payment due on the Avenue Loan. The Company is anticipating the release from all obligations and Avenue to return all security interests back to the Company.
In connection with the initial entry into the Avenue Loan Agreement, the Company issued warrants to Avenue (the “Initial Avenue Warrant”) to purchase 127,755 shares of common stock at an exercise price per share equal to $0.01. Additionally, in connection with the Avenue Amendment, the Company issued to Avenue a warrant to purchase 34,072 shares of common stock at an exercise price per share equal to $0.01. Avenue exercised all outstanding warrants connected to the Avenue Loan in full in April 2024.
The Company determined that the embedded conversion option associated with the Avenue Loan did not require bifurcation and met the criteria for equity classification. In addition, the amendment was recorded under debt modification guidance. Aggregate debt discount amortization of $0.2 million was recorded during both the three months ended June 30, 2024 and 2023, and $0.4 million for both the six months ended June 30, 2024 and 2023. Interest expense incurred was $0.1 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.
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
Interest expense accrued relating to the Rosalind Notes was less than $0.1 million for both the three and six months ended June 30, 2024 and 2023.

(10)    Preferred Purchase Agreement
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
As of June 30, 2024, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million and 250 Preferred Tranche B Warrants were exercised for an aggregate exercise price of $0.3 million. The remaining Preferred Tranche B Warrants are exercisable for 24,650 shares of Series F-4 Preferred Stock, with an aggregate exercise price of $24.7 million until the earlier of (i) 21 days following the Company’s announcement of receipt of at least $10 million in quarterly U.S. revenue from the commercialization of HEPZATO and (ii) March 31, 2026.
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
As of June 30, 2024, 58,924 shares of the Company’s Series F-1, F-2, F-3 and F-4 Preferred Stock were converted into 15,005,211 shares of common stock. As of June 30, 2024, there were 1,085 shares of Series F-2 Preferred Stock, and no shares of Series F-3 Preferred Stock or Series F-4 Preferred Stock outstanding.
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
The Company determined that the outstanding Preferred Warrants should be liability-classified. See Note 15 for a discussion of the accounting treatment of the Common Warrants and Preferred Warrants.
(11)    Stockholders’ Equity
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
Securities Purchase Agreement
On March 14, 2024, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 (the “Warrant Shares” and together with the Shares, the “Securities”) with an exercise price of $0.01. As of June 30, 2024 the Pre-Funded Warrants have been exercised in full.
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
June 2024 Shelf Registration Statement
On June 28, 2024, the Company filed a universal shelf registration statement on Form S-3 (the “June 2024 Shelf Registration Statement”) with the SEC, pursuant to which the Company may offer, issue and sell any combination of shares of the Company’s common stock, par value $0.01 per share, shares of the Company’s preferred stock, par value $0.01 per share, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, in one or more series, and units consisting of any combination of the other types of securities registered under such June 2024 Shelf Registration Statement in an aggregate amount of up to $150 million, in each case, to the public in one or more registered offerings.
At-the-Market Offering
The Company previously entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of its common stock from time to time. Pursuant to a prospectus supplement (the “ATM Prospectus Supplement”), filed with the SEC on February 27, 2023, the Company could sell shares of common stock under the ATM Sales Agreement up to an aggregate of $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three or six months ended June 30, 2024.

The registration statement of which the ATM Prospectus Supplement forms a part expired on July 1, 2024 and the Company can no longer make sales under the ATM Prospectus Supplement. The Company may file a new prospectus supplement with respect to the ATM Sales Agreement, or with respect to a similar arrangement, in the future.
Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of June 30, 2024, the Company has designated the following preferred stock:

Designated Preferred Shares	June 30, 2024
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of June 30, 2024, there were an aggregate of 11,257 shares of Series E and Series E-1, 1,085 Series F-2 and no shares of Series F-3 or Series F-4 Convertible Preferred Stock outstanding, respectively.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of June 30, 2024, there have been 7,125,000 shares of common stock reserved under the 2020 Plan, which includes an additional 2,000,000 shares approved by shareholders on May 23, 2024 and registered on a Form S-8 registration statement, filed with the SEC on June 28, 2024, of which 2,140,327 remained available to be issued.
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
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of June 30, 2024, there have been 650,000 shares of common stock reserved under the 2023 Plan, of which 339,000 remain available to be granted.

Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Six Months Ended June 30,
	2024	2023
Expected terms (years)	5.5	5.7
Expected volatility	114.3%	161.6%
Risk-free interest rate	4.22%	3.94%
Expected dividends	0.00%	0.00%
The following is a summary of stock option activity for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,183,232	$8.17	$7.60	8.3	$147
Granted	2,213,096	5.01	4.09	9.5
Exercised	(32,300)	5.22	4.15		60
Expired	(46,956)	8.63	8.34
Cancelled/Forfeited	(184,958)	5.88	5.49
Outstanding at June 30, 2024	6,132,114	$7.11	$6.41	8.4	$12,902

Exercisable at June 30, 2024	2,995,121	$8.95	$8.17	7.4	$3,443
Unvested at June 30, 2024	3,136,993	$5.36	$4.73	9.3	$9,459
The following table summarizes information for stock option shares outstanding and exercisable at June 30, 2024:

		Options Outstanding
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)	Number of Options
$2.83 - $51.50	6,131,615	8.4	6,131,615
$51.50+	499	3.8	499
	6,132,114	8.4	6,132,114
The following is a summary of share-based compensation expense in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Selling, general and administrative	$1,930	$911	$3,971	$2,099
Research and development	895	651	1,543	1,068
Cost of goods sold	244	99	500	155
Total	$3,069	$1,661	$6,014	$3,322
At June 30, 2024, there was $8.3 million of aggregate unrecognized compensation expense related employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 1.1 years.

Common Stock Warrants
The following is a summary of common stock warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2024	4,665,201	$7.76	1.6
Warrants issued[1]	1,008,102	0.01
Warrants exercised	(1,308,473)	0.01
Outstanding and exercisable at June 30, 2024	4,364,830		1.1
1All warrants issued in 2024 have been exercised and therefore have no remaining life.
The following table presents information related to common stock warrants outstanding at June 30, 2024:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	737,421	3.1	737,421
$6.00	16,666	1.8	16,666
$10.00	3,610,743	0.7	3,610,743
	4,364,830	1.1	4,364,830
Preferred Stock Warrants
The following is a summary of preferred stock warrant activity for the six months ended June 30, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2024	24,900	$1,000	2.3
Warrants issued	—
Warrants exercised	(250)	1,000
Outstanding and exercisable at June 30, 2024	24,650	$1,000	1.8
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 260,295 shares of common stock to be purchased by participating employees of which 62,575 have been issued as of June 30, 2024 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
(12)    Net Loss per Share
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

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2024 and 2023 because their effects would be anti-dilutive:

	June 30,
	2024	2023
Common stock warrants	3,627,409	3,658,520
Assumed conversion of preferred stock warrants	4,108,328	11,896,667
Assumed conversion of preferred stock	1,454,509	4,051,637
Assumed conversion of convertible notes	446,563	488,031
Stock options	6,132,114	4,127,932
Total	15,768,923	24,222,787
As of June 30, 2024 and 2023, the Company had 737,421 and 1,037,792 pre-funded warrants outstanding, respectively. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Weighted average shares issued	27,317,256	11,320,450	25,511,315	10,693,762
Weighted average pre-funded warrants	1,047,475	1,143,215	1,114,640	1,341,976
Weighted average shares outstanding	28,364,731	12,463,665	26,625,955	12,035,738

(13)    Income Taxes
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
The Inflation Reduction Act of 2022 included tax legislation that became effective in the first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of June 30, 2024, however the Company will continue to evaluate the effect on the tax provision each reporting period.
(14)    Commitments and Contingencies
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

On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The first annual payment was made in May 2024 and the Company has estimated the remaining fair value of the settlement to be $0.8 million as of June 30, 2024 and recorded $0.6 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of June 30, 2024.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of June 30, 2024, the Company has committed to purchase $2.4 million of melphalan under this Supply Agreement in 2024.
(15)    Fair Value Measurements
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the six months ended June 30, 2024:

	Level 3
(In thousands)	Contingent liabilities	Warrants	Total
Balance at January 1, 2024	$996	$5,548	$6,544
Total change in foreign exchange	(25)	—	(25)
Warrant liability fair value adjustment	—	10,367	10,367
Change due to warrant exercise	—	(106)	(106)
Change due to liability payment	(221)	—	(221)
Balance at June 30, 2024	$750	$15,809	$16,559
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
As disclosed in Note 10 and Note 11 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of the Series F Preferred Offering to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. The Company concluded that the Preferred Warrants were not in the scope of Accounting Standards Codification, Distinguishing Liabilities from Equity (ASC 480) since the Preferred Warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of preferred stock. The Company determined the Preferred Warrants met the definition of a derivative in accordance with ASC 815 but were not considered indexed to the Company’s common stock since the warrants require early settlement by repurchasing the preferred warrants for cash in an amount equal to the Black-Scholes value in the event of a Fundamental Transaction at pre-specified volatility of 100% as an input to the Black-Scholes calculation. The Company determined to record the Preferred Warrants at fair value with subsequent changes in fair value recorded in earnings at the end of each reporting period. For the three and six months ended June 30, 2024, the Company recorded an increase to other expense of $9.8 million and $10.4 million, respectively, related to the change in fair value of the warrant liability. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. The Company has classified the warrants as a long-term liability due to potential provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date.

The fair value of the preferred and common warrants at June 30, 2024 and December 31, 2023 was determined by using option pricing models assuming the following:

	June 30, 2024	December 31, 2023
Risk free interest rate	4.69%	4.09%
Expected term (years)	1.8	2.3
Expected volatility	60%	70%
Expected dividends	0.00%	0.00%
Additionally, the Company has determined that the warrant liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock along with comparable companies over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of the Company’s stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market, the risk-free rate of return is a Level 2 input, while the historical volatility is a Level 3 input as defined in ASC 820-10. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	June 30, 2024
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$5,466	$—	$—	$5,466
U.S. government agency bonds	—	5,124	—	5,124
Total Assets	$5,466	$5,124	$—	$10,590

Liabilities:
Contingent Liability	$—	$—	$750	$750
Warrant Liabilities	—	—	15,809	15,809
Total Liabilities	$—	$—	$16,559	$16,559

	December 31, 2023
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$392	$—	$—	$392
U.S. government agency bonds	—	19,808	—	19,808
Total Assets	$392	$19,808	$—	$20,200

Liabilities:
Contingent Liability	$—	$—	$996	$996
Warrant Liabilities	—	—	5,548	5,548
Total Liabilities	$—	$—	$6,544	$6,544

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
•our expectations that the publication of additional data from our Phase 3 FOCUS Trial will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States;
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
We have sufficient raw material and component constituent parts of HEPZATO KIT to meet anticipated demand and we intend to manage supply chain risk through stockpiled inventory and contracting with multiple suppliers for critical components. As of July 31, 2024, eight facilities have treated at least one patient with the HEPZATO KIT.
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
Our clinical development program for HEPZATO was comprised of the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. The current focus of our clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in patients with mUM, either as monotherapy or in combination with immunotherapy. On May 6, 2024, we announced the publication of results from our Phase 3 FOCUS Trial, including an Overall Response Rate (“ORR”) of 36.35, which included 7.7% of patients with Complete Response, as determined by an Independent Review Committee. An ORR of 36.3% in the FOCUS study was statistically significantly better than the pooled ORR estimate (a weighted mean of the observed ORR) of 5.5% in the historical control group. We expect that the publication will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States.
In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic neuroendocrine tumors, metastatic breast cancer and intrahepatic cholangiocarcinoma, and plans to begin one or more studies of HEPZATO KIT to treat such conditions in late 2024 or early 2025. We believe that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2024	2023	2024	2023
Total revenues	$7,766	$495	$10,905	$1,092
Cost of goods sold	(1,519)	(150)	(2,422)	(331)
Gross profit	6,247	345	8,483	761
Research and development expenses	3,394	3,555	7,094	8,131
Selling, general and administrative expenses	6,765	4,787	15,579	8,952
Total operating expenses	10,159	8,342	22,673	17,083
Operating loss	(3,912)	(7,997)	(14,190)	(16,322)
Interest and other income (expense)	(9,829)	795	(10,662)	120
Net loss	$(13,741)	$(7,202)	$(24,852)	$(16,202)
Revenue
The increase in total revenue for the three and six months ended June 30, 2024 compared to the same periods in 2023 was due to the commercial launch of HEPZATO KIT in the U.S. along with an increase in demand for CHEMOSAT in Europe.
Cost of Goods Sold
The change in cost of goods sold for the three and six months ended June 30, 2024 compared to the same periods in 2023 is directly related to changes in demand for product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. In 2023, these costs primarily related to generating pre-clinical data submission of the NDA and the cost of manufacturing HEPZATO for expanded access protocol sites utilizing HEPZATO KIT prior to FDA approval. The decrease for the three and six months ended June 30, 2024 compared to the same period in 2023 is due to lower costs associated with NDA submission offset by an increase in medical affairs and regulatory costs associated with an approved product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three and six months ended June 30, 2024 compared to the same periods in 2023, selling, general and administrative expenses increased due to activities supporting the commercial launch of HEPZATO.
Interest and other Income/Expense
Interest and other income (expense) in 2024 is primarily related to the change in fair value of the Tranche B Warrants liability, interest income associated with marketable securities offset by interest expense related to our debt instruments. There was a decrease in interest expense for the three and six months ended June 30, 2024 compared to the same periods in 2023 related to the principal loan payments made during 2023 and 2024.
Liquidity and Capital Resources
At June 30, 2024, we had cash and cash equivalents totaling $14.8 million and short-term investments totaling $5.1 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million at December 31, 2023. During the six months ended June 30, 2024, we used $14.0 million of cash for operating activities compared to $13.9 million during the six months ended June 30, 2023, and $6.1 million for principal payments during the six months ended June 30, 2024, compared to $6.3 million for principal payments during the six months ended June 30, 2023. At June 30, 2023, we had cash, cash equivalents and restricted cash totaling $14.6 million.
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
Funding Requirements
If there is a substantial delay in the activation of additional sites to administer HEPZATO and/or the revenue generated from HEPZATO and CHEMOSAT is less than anticipated, we expect to need to raise additional capital under structures available to us, including debt and/or equity offerings, which may not be on terms favorable to us. In a substantially delayed site activation scenario, we will not have sufficient funds to meet our obligations within twelve months from the issuance date of these condensed consolidated financial statements. As such, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt about our ability to continue as a going concern.
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
Capital Commitments
Our capital commitments over the next twelve months include (a) $7.8 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement and (b) $4.5 million of loan and convertible note principal payments, if the holders do not elect to convert the notes into equity. Additional capital commitments beyond the next twelve months include (a) $1.4 million of lease liabilities and (b) $0.6 million for settlement of litigation with medac.
Source of Liquidity
June 2024 Shelf Registration Statement
On June 28, 2024, we filed a universal shelf registration statement on Form S-3 (the “June 2024 Shelf Registration Statement”) with the SEC, pursuant to which we may offer, issue and sell any combination of shares of our common stock, par value $0.01 per share, shares of our preferred stock, par value $0.01 per share, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, in one or more series, and units consisting of any combination of the other types of securities registered under such June 2024 Shelf Registration Statement in an aggregate amount of up to $150 million, in each case, to the public in one or more registered offerings.
At-the-Market Offering
We previously entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which we may offer and sell, at our sole discretion through the Sales Agent, shares of our common stock from time to time. Pursuant to a prospectus supplement (the “ATM Prospectus Supplement”), filed with the SEC on February 27, 2023, we could sell shares of common stock under the ATM Sales Agreement up to an aggregate of $17.0 million. To date, we have sold approximately $4.0 million of our common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three and six months ended June 30, 2024.

The registration statement of which the ATM Prospectus Supplement forms a part expired on July 1, 2024 and we can no longer make sales under the ATM Prospectus Supplement. We may file a new prospectus supplement with respect to the ATM Sales Agreement, or with respect to a similar arrangement, in the future.
Avenue Loan Agreement
On August 6, 2021, we entered into the Avenue Loan Agreement with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”), as amended on March 31, 2023, for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bears interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at June 30, 2024 was 16.20%. The Avenue Loan is secured by all of our assets globally, including intellectual property. On March 15, 2023, we returned to Avenue $4.0 million held in the restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, we reached an agreement to amend the existing loan agreement with Avenue to defer the interest only period to September 30, 2023, with an additional extension option upon the FDA approval for HEPZATO KIT and subsequent receipt of at least $10 million from the sale and issuance of equity securities. In exchange for this extension, we agreed to provide Avenue with 34,072 warrants to purchase shares of common stock at an exercise price of $0.01 per warrant share, all of which were exercised in April 2024. On August 14, 2023, we received the FDA approval for the HEPZATO KIT and subsequently received over $10 million from the exercise of warrants. At our option, we elected to extend the interest only period to December 31, 2023. Principal payments of approximately $1.0 million began in January 2024.
The remaining principal amount of the Avenue Loan outstanding of $2.5 million at June 30, 2024 could be converted, at Avenue’s option, into shares of our common stock at a conversion price of $11.98 per share.
Avenue did not exercise its option to convert the remaining principal amount of the Avenue Loan into shares of our common stock and on August 1, 2024, we made the final payment due on the Avenue Loan. We are anticipating the release from all obligations and Avenue to return all security interests back to us.
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
On June 12, 2023, the stockholders approved the Private Placements at the annual general meeting of stockholders and therefore, the Preferred Warrants and Common Warrants issued in the Private Placements are exercisable. The exercise of all such Preferred Warrants and Common Warrants would generate approximately $60.0 million in proceeds. There can be no guarantee that all such Warrants are ever exercised, and if so, there is no guarantee that we will ever receive the full $60.0 million in proceeds. As of June 30, 2024, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million into 34,859 shares of Series F-3 Preferred Stock, 250 shares Preferred Tranche B Warrants were exercised for an aggregate exercise price of $0.3 million and all of the Common Tranche A Warrants were exercised for an aggregate exercise price of $0.1 million into 31,110 shares of common stock.

As of June 30, 2024, 58,924 shares of our Series F-1, F-2, F-3 and F-4 Preferred Stock were converted into 15,005,211 shares of common stock.
On March 14, 2024, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 (the “Warrant Shares” and together with the Shares, the “Securities”) with an exercise price of $0.01. As of June 30, 2024 the Pre-Funded Warrants have been exercised in full.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2024, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
medac Matter
See Note 14 - “Commitment and Contingencies - Litigation, Claims and Assessments - medac Matter” for more information.
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

10.1^
Amendment to the License, Supply and Contract Manufacturing Agreement, entered into on April 22, 2024 and effective as of May 1, 2024, by and between the Company and Synerx Pharma, LLC and Mylan Teoranta.

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
^ Pursuant to Item 601(b)(10)(iv) of Regulation S-K, portions of this exhibit have been omitted as the registrant has determined that the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

DELCATH SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELCATH SYSTEMS, INC.

August 5, 2024	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

August 5, 2024	/s/ Sandra Pennell
Sandra Pennell
Principal Financial Officer