Form 10-Q
period 2024-09-30
DELCATH SYSTEMS, INC.
filed 2024-11-08
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, 31,973,784 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$8,315	$12,646
Restricted cash	—	50
Short-term investments	5,677	19,808
Accounts receivable, net	6,936	241
Inventory	6,642	3,322
Prepaid expenses and other current assets	1,312	1,091
Total current assets	28,882	37,158
Property, plant and equipment, net	1,729	1,352
Right-of-use assets	1,070	103
Total assets	$31,681	$38,613
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$937	$1,012
Accrued expenses	5,706	5,249
Lease liabilities, current	107	37
Loan payable	—	5,239
Convertible notes payable	2,000	4,911
Warrant liability - current	12,834	—
Total current liabilities	21,584	16,448
Warrant liability, non-current	—	5,548
Lease Liabilities, non-current	963	—
Other liabilities, non-current	563	840
Total liabilities	$23,110	$22,836
Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 12,342 and 24,819 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 28,019,599 shares and 22,761,554 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	280	228
Additional paid-in capital	536,430	520,576
Accumulated deficit	(528,150)	(505,162)
Accumulated other comprehensive income	11	135
Total stockholders’ equity	8,571	15,777
Total liabilities and stockholders’ equity	$31,681	$38,613
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income and Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Product revenue	$11,200	$434	$22,105	$1,526
Cost of goods sold	(1,640)	(133)	(4,062)	(464)
Gross profit	9,560	301	18,043	1,062
Operating expenses:
Research and development expenses	3,866	4,662	10,960	12,793
Selling, general and administrative expenses	6,953	6,195	22,532	15,147
Total operating expenses	10,819	10,857	33,492	27,940
Operating loss	(1,259)	(10,556)	(15,449)	(26,878)
Change in fair value of warrant liability	2,975	(9,384)	(7,392)	(8,224)
Interest expense, net	113	(395)	(170)	(1,454)
Other (expense) income	35	(5)	23	$14
Net income (loss)	1,864	(20,340)	(22,988)	(36,542)
Other comprehensive (loss) income:
Unrealized gain (loss) on investments	(14)	—	(147)	—
Foreign currency translation adjustments	17	5	23	24
Total comprehensive income (loss)	$1,867	$(20,335)	$(23,112)	$(36,518)
Common share data:
Basic income (loss) per common share	$0.06	$(1.14)	$(0.84)	$(2.61)
Weighted average number of basic shares outstanding	28,738,307	17,863,078	27,335,212	13,985,248
Diluted income (loss) per common share	$0.06	$(1.14)	$(0.84)	$(2.61)
Weighted average number of dilutive shares outstanding	32,345,672	17,863,078	27,335,212	13,985,248
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2024	24,819	$—	22,761,554	$228	$520,576	$(505,162)	$135	$15,777
Compensation expense for issuance of stock options	—	—	—	—	2,895	—	—	2,895
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Private placement -issuance of common shares, net of expenses	—	—	876,627	8	6,904	—	—	6,912
Issuance of common stock with the employee stock purchase plan	—	—	21,140	—	74	—	—	74
Conversion - F-3 Preferred to Common	(8,010)	—	1,779,998	18	(17)	—	—	1
Net loss	—	—	—	—	—	(11,111)	—	(11,111)
Unrealized gain on investments	—	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Balance at March 31, 2024	16,809	$—	25,439,319	$254	$530,482	$(516,273)	$157	$14,620
Compensation expense for issuance of stock options	—	—	—	—	3,021	—	—	3,021
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	48	—	—	48
Prior quarter private placement - expenses	—	—	—	—	(141)	—	—	(141)
Warrant exercise and conversion - F-4 Preferred to Common	—	—	41,666	—	355	—	—	355
Conversion - F-3 Preferred to Common	(3,010)	—	668,888	7	(7)	—	—	—
Conversion - F-2 Preferred to Common	(1,457)	—	441,514	4	(4)	—	—	—
Pre-funded warrant exercise	—	—	1,307,706	13	(3)	—	—	10
Stock option exercise	—	—	32,300	1	168	—	—	169
Net loss	—	—	—	—	—	(13,741)	—	(13,741)
Unrealized loss on investments	—	—	—	—	—	—	(141)	(141)
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024	12,342	$—	27,931,393	$279	$533,919	$(530,014)	$8	$4,192
Compensation expense for issuance of stock options	—	—	—	—	2,092	—	—	2,092
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	49	—	—	49
Issuance of common stock with the Employee Stock Purchase Plan	—	—	50,418	1	174	—	—	175
Stock option exercise	—	—	37,788	—	196	—	—	196
Net income	—	—	—	—	—	1,864	—	1,864
Unrealized loss on investments	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	17	17
Balance at September 30, 2024	12,342	$—	28,019,599	$280	$536,430	$(528,150)	$11	$8,571

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2023	11,357	$—	10,046,571	$100	$451,608	$(457,484)	$(83)	$(5,859)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Private placement -issuance of common shares, net of expenses	—	—	19,646	1	55	—	—	56
Issuance of common stock with the employee stock purchase plan	—	—	15,417	—	47	—	—	47
Net loss	—	—	—	—	—	(9,000)	—	(9,000)
Foreign currency translation adjustments	—	—	—	—	—	—	19	19
Balance at March 31, 2023	11,357	$—	10,081,634	$101	$453,371	$(466,484)	$(64)	$(13,076)
Compensation expense for issuance of stock options	—	—	—	—	1,661	—	—	1,661
Conversion of Preferred F-1 shares to common shares	—	—	4,629,539	47	11,222	—	—	11,269
Preferred F-2 Shares Issuance	9,624	—	—	—	7,099	—	—	7,099
Pre-funded warrant exercise	—	—	538,828	5	—	—	—	5
Issuance of common stock related to stock option exercises	—	—	468	—	2	—	—	2
Net loss	—	—	—	—	—	(7,202)	—	(7,202)
Balance at June 30, 2023	20,981	$—	15,250,469	$153	$473,355	$(473,686)	$(64)	$(242)
Compensation expense for issuance of stock options	—	—	—	—	2,783	—	—	2,783
Conversion of Series F-2 Preferred shares to common shares	(4,721)	—	1,430,603	14	(14)	—	—	—
Series F-3 Preferred Shares Issuance	34,859	—	—	—	42,388	—	—	42,388
Conversion of Series F-3 Preferred shares to common shares	(13,232)	—	2,940,440	30	(29)	—	—	1
Conversion of Series E Preferred shares to common shares	(100)	—	10,000	—	—	—	—	—
Common Stock warrant exercise	—	—	31,110	—	—	—	—	—
Issuance of common stock with the employee stock purchase plan	—	—	26,018	—	76	—	—	76
Issuance of common stock related to stock option exercises	—	—	351	—	1	—	—	1
Compensation expense for issuance of employee stock purchase plan	—	—	—	—	47	—	—	47
Net loss	—	—	—	—	—	(20,340)	—	(20,340)
Total comprehensive income	—	—	—	—	—	—	5	5
Balance at September 30, 2023	37,787	$—	19,688,991	$197	$518,607	$(494,026)	$(59)	$24,719
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,988)	$(36,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	8,155	6,152
Depreciation expense	96	87
Warrant liability fair value adjustment	7,392	8,224
Amortization of Right-of-Use Asset	64	262
Amortization of debt discount	460	582
Interest expense accrued related to convertible notes	120	120
Amortization of premiums and discounts on marketable securities	(450)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(353)	(743)
Accounts receivable	(6,695)	161
Inventory	(3,320)	(669)
Accounts payable and accrued expenses	120	(437)
Other liabilities, non-current	(276)	(270)
Net cash used in operating activities	(17,675)	(23,073)
Cash flows from investing activities:
Purchase of investment	(31,767)	—
Maturities of investments	46,344	—
Purchase of property, plant and equipment	(330)	(39)
Net cash provided by (used in) investing activities	14,247	(39)
Cash flows from financing activities:
Net proceeds from private placement	6,771	22,960
Proceeds from the issuance of common stock relating to the employee stock purchase plan	250	123
Repayment of debt	(8,610)	(6,313)
Proceeds from exercise of warrants	259	35,004
Proceeds from exercise of stock options	355	3
Net cash (used in) provided by financing activities	(975)	51,777
Foreign currency effects on cash	22	25
Net (decrease) increase in total cash	(4,381)	28,690
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	12,696	11,822
End of period	$8,315	$40,512
Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash and Cash Equivalents	$8,315	$40,462
Restricted Cash	—	50
Total	$8,315	$40,512

	Nine months ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$389	$1,122
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$1,029	$84
Conversion of mezzanine equity to common shares	$—	$11,269
Conversion of mezzanine equity to preferred shares	$—	$7,099

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of cancers primary or metastatic to the liver. The Company’s lead product, the HEPZATOTM KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT (“HEPZATO” or “HEPZATO KIT”) for the treatment of metastatic uveal melanoma (“mUM”) occurred in January 2024.
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
The Company has sufficient raw material and component constituent parts of the HEPZATO KIT to meet anticipated demand and it intends to manage supply chain risk through stockpiled inventory and, where commercially reasonable, contracting with multiple suppliers for critical components.
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
To support the New Drug Application for HEPZATO the Company conducted the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. On May 6, 2024, the Company announced the publication of results from the pivotal FOCUS Trial in the journal Annals of Surgical Oncology. The current focus of the Company’s clinical development program is to generate clinical data for CHEMOSAT and HEPZATO either as monotherapy or in combination with immunotherapy. The Company expects that this will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support reimbursement in various jurisdictions, including the United States. In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic neuroendocrine tumors, metastatic breast cancer and intrahepatic cholangiocarcinoma, and plans to begin one or more studies of the HEPZATO KIT to treat such conditions in late 2024 or early 2025. The Company believes that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.
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
Liquidity and Going Concern
On September 30, 2024, the Company had cash and cash equivalents totaling $8.3 million and short-term investments totaling $5.7 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million at December 31, 2023. During the nine months ended September 30, 2024, the Company used $17.7 million of cash in its operating activities and $8.6 million for principal payments.
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
The Company’s capital commitments over the next twelve months include (a) $6.8 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement and (b) $2.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity. Additional capital commitments beyond the next twelve months include (a) $1.3 million of lease liabilities; and (b) $0.6 million for settlement of litigation with medac.
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

The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2024 and 2023; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in our Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Recent Accounting Pronouncements
No new accounting standards were adopted during the nine months ended September 30, 2024.
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
HEPZATO
The Company ships and sells the HEPZATO KIT directly to hospitals and treating centers based on approved agreements. For certain customers, the inventory is considered on consignment in which the Company retains title to the product until the use of the HEPZATO KIT. For these sales, the Company recognizes HEPZATO revenue, based on contracted or published rates, upon completion of the procedure. There is no obligation for the hospitals or treating centers to use the consigned HEPZATO, and the Company has no contractual right to receive payment until the product is used in a procedure and transfer of control is completed. See Note 4 for further information for consignment inventory.
Hospitals and treating centers may also elect to purchase HEPZATO KITS prior to a procedure. For these sales, the purchasing hospital or treatment center obtains control of the product once it is delivered. In these instances, the Company recognizes the HEPZATO KIT revenue based on contracted rates stated in an approved contract or purchase order upon delivery to the customer. There are no contractual rights of returns, refunds or similar obligations.
CHEMOSAT
CHEMOSAT is sold directly to hospitals in the European Union and United Kingdom based on contracted rates in an approved contract or sales order. The Company recognizes product revenue from sales of CHEMOSAT upon shipment.
Revenue by product for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
CHEMOSAT	$1,163	$434	$3,490	$1,526
HEPZATO KIT	10,037	—	18,615	—
Total revenue	$11,200	$434	$22,105	$1,526
Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of September 30, 2024, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable concentrations from a single customer consisted of the following:

For the nine months ended and as of	Revenue	Accounts Receivable
September 30, 2024	28.1%	23.7%
September 30, 2023	16.3%	43.3%
(3)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of September 30, 2024:

	September 30, 2024
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$5,667	$10	$5,677
Short-term investments			$5,677
As of September 30, 2024, there was less than $0.1 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2023:

	December 31, 2023
		Gross Unrealized
(in thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$19,651	$157	$19,808
Short-term investments			$19,808
As of December 31, 2023, there was $0.2 million of interest receivable related to the outstanding debt securities held by the Company.
(4)    Inventory
Inventory consists of the following:

(In thousands)	September 30, 2024	December 31, 2023
Raw materials	$3,619	$1,443
Work-in-process	2,252	1,753
Finished goods	771	126
Total inventory	$6,642	$3,322
The Company has consignment agreements with approved hospitals and treatment centers. As of September 30, 2024, there was approximately $0.4 million in finished goods held at hospitals and treatment centers.

(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Clinical trial expenses	$222	$222
Insurance premiums	112	157
Professional services	375	133
Interest Receivable	9	151
Licenses	261	105
Software	90	90
Taxes	85	91
Other	158	142
Total prepaid expenses and other current assets	$1,312	$1,091
(6)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	September 30, 2024	December 31, 2023	Estimated Useful Life
Buildings and land	$1,318	$1,318	30 years - Buildings
Enterprise hardware and software	1,815	1,857	3 years
Leaseholds	1,611	1,787	Lesser of lease term or estimated useful life
Equipment	1,484	1,263	7 years
Furniture	234	202	5 years
Equipment in process	216	—
Property, plant and equipment, gross	6,678	6,427
Accumulated depreciation	(4,949)	(5,075)
Property, plant and equipment, net	$1,729	$1,352
Depreciation expense for the three and nine months ended September 30, 2024 and 2023 was less than $0.1 million for each period.
(7)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
Clinical expenses	$858	$1,129
Compensation, excluding taxes	3,058	1,859
Professional fees	175	272
Interest on convertible note	833	713
Inventory	8	585
Other	774	691
Total accrued expenses	$5,706	$5,249
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
For both the three months ended September 30, 2024 and 2023, the Company recognized less than $0.1 million of operating lease expense, and $0.1 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The following table summarizes the Company’s operating leases as of September 30, 2024:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$(76)	$(30)	$(106)
Weighted average remaining lease term	9.3	1.8
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2024	$36	$11	$47
Year ended December 31, 2025	144	45	189
Year ended December 31, 2026	144	26	170
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	152	—	152
Thereafter	800	—	800
Total	1,424	82	1,506
Less present value discount	(431)	(5)	(436)
Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2024	$993	$77	$1,070
(9)    Loans and Convertible Notes Payable

	September 30, 2024			December 31, 2023
(In thousands)	Gross	Discount	Net	Gross	Discount	Net
Loans payable, current	$—	$—	$—	$5,610	$(371)	$5,239
Convertible notes payable - current[1]	2,000	—	2,000	5,000	(89)	4,911
Total - Loans and notes payable	$2,000	$—	$2,000	$10,610	$(460)	$10,150
1 The gross amount for December 31, 2023 includes the 4.25% final payment of $0.5 million.

Term Loan from Avenue Venture Opportunities Fund, L.P.
On August 6, 2021, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”). The Avenue Loan bore interest at an annual rate equal to the greater of (a) the sum of 7.70% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The Avenue Loan matured on August 1, 2024 with a 16.20% rate at maturity.

The Avenue Loan Agreement required the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan Agreement also contained customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgements. The Avenue Loan was secured by all of the Company’s assets globally, including intellectual property. As of August 2024, Avenue has released the Company from all obligations and returned all security interests back to the Company.

The initial tranche of the Avenue Loan was $15.0 million, including $4.0 million that was funded into a restricted account. On March 15, 2023, the Company returned to Avenue $4.0 million held as restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, the Avenue Loan Agreement was amended (the “Avenue Amendment”) to defer the interest only period to September 30, 2023, with an additional extension option upon FDA Approval for the HEPZATO KIT and subsequent receipt of at least $10 million from the sale and issuance of equity securities. On August 14, 2023, the Company received FDA approval and had subsequently received over $10 million from the exercise of Tranche A Preferred Warrants. At the Company’s option, it elected to extend the interest only period to December 31, 2023 and monthly principal payments of approximately $1.0 million began in January 2024 with the final payment occurring on August 1, 2024.
Avenue did not exercise its option to convert the principal amount of the Avenue Loan into shares of the Company’s common stock.
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
The Company determined that the embedded conversion option associated with the Avenue Loan did not require bifurcation and met the criteria for equity classification. In addition, the amendment was recorded under debt modification guidance. Aggregate debt discount amortization of $0.1 million and $0.2 million was recorded during the three months ended September 30, 2024 and 2023, and $0.5 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. Interest expense incurred was $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $0.4 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.
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
The outstanding principal and accrued interest was paid on October 30, 2024. Rosalind did not exercise its option to convert the Rosalind Notes into shares of the Company’s common stock.
Interest expense accrued relating to the Rosalind Notes was $0.1 million for both the three and nine months ended September 30, 2024 and 2023.

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
As of September 30, 2024, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million and 250 Preferred Tranche B Warrants were exercised for an aggregate exercise price of $0.3 million. The remaining Preferred Tranche B Warrants are exercisable for 24,650 shares of Series F-4 Preferred Stock, with an aggregate exercise price of $24.7 million until the earlier of (i) 21 days following the Company’s announcement of receipt of at least $10 million in quarterly U.S. revenue from the commercialization of the HEPZATO KIT and (ii) March 31, 2026.
During the quarter ending September 30, 2024, we recorded at least $10 million in quarterly U.S. revenue from the commercialization of the HEPZATO KIT, which was announced by the Company on October 17, 2024, triggering the 21 day exercise period for the Tranche B Warrants. As of November 5, 2024, 24,900 Tranche B Warrants were exercised by the November 6, 2024 expiration date which resulted in $24.9 million of cash proceeds to the Company.
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
As of September 30, 2024, 58,924 shares of the Company’s Series F-1, F-2, F-3 and F-4 Preferred Stock were converted into 15,005,211 shares of common stock. As of September 30, 2024, there were 1,085 shares of Series F-2 Preferred Stock, and no shares of Series F-3 Preferred Stock or Series F-4 Preferred Stock outstanding.
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
The aggregate exercise price of the Common Tranche B Warrants issued in the Common Offering is approximately $0.1 million. The Common Tranche B Warrants are exercisable for an aggregate of 16,666 shares of common stock until the earlier of 21 days following the Company’s announcement of receipt of recording at least $10 million in quarterly U.S. revenue from the commercialization of the HEPZATO KIT and March 31, 2026.
During the quarter ending September 30, 2024, we recorded at least $10 million in quarterly U.S. revenue from the commercialization of the HEPZATO KIT, which was announced by the Company on October 17, 2024, triggering the 21 day exercise period for the Common Tranche B Warrants. All 16,666 Common Tranche B Warrants were exercised prior to the November 6, 2024 expiration date which resulted in $0.1 million of cash proceeds to the Company.
Securities Purchase Agreement
On March 14, 2024, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 (the “Warrant Shares” and together with the Shares, the “Securities”) with an exercise price of $0.01. As of September 30, 2024 the Pre-Funded Warrants have been exercised in full.
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
June 2024 Shelf Registration Statement
On June 28, 2024, the Company filed a universal shelf registration statement on Form S-3 (the “June 2024 Shelf Registration Statement”) with the SEC, pursuant to which the Company may offer, issue and sell any combination of shares of the Company’s common stock, par value $0.01 per share, shares of the Company’s preferred stock, par value $0.01 per share, debt securities, warrants to purchase common stock, preferred stock and/or debt securities, in one or more series, and units consisting of any combination of the other types of securities registered under such June 2024 Shelf Registration Statement in an aggregate amount of up to $150 million, in each case, to the public in one or more registered offerings. The June 2024 Shelf Registration Statement was declared effective on August 5, 2024.
At-the-Market Offering

The Company previously entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of its common stock from time to time. Pursuant to a prospectus supplement (the “ATM Prospectus Supplement”), filed with the SEC on February 27, 2023, the Company could sell shares of common stock under the ATM Sales Agreement up to an aggregate of $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three or nine months ended September 30, 2024.
The registration statement the ATM Prospectus Supplement was part of, expired on July 1, 2024 and the Company can no longer make sales under the ATM Prospectus Supplement.
Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of September 30, 2024, the Company has designated the following preferred stock:

Designated Preferred Shares	September 30, 2024
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of September 30, 2024, there were an aggregate of 11,257 shares of Series E and Series E-1, 1,085 Series F-2 and no shares of Series F-3 or Series F-4 Convertible Preferred Stock outstanding, respectively.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of September 30, 2024, there have been 7,125,000 shares of common stock reserved under the 2020 Plan, which includes an additional 2,000,000 shares approved by shareholders on May 23, 2024 and registered on a Form S-8 registration statement, filed with the SEC on June 28, 2024, of which 2,232,925 remained available to be issued.
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
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of September 30, 2024, there have been 650,000 shares of common stock reserved under the 2023 Plan, of which 285,000 remain available to be granted.

Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Nine Months Ended September 30,
	2024	2023
Expected terms (years)	5.6	5.7
Expected volatility	114.0%	160.4%
Risk-free interest rate	4.20%	3.99%
Expected dividends	0.00%	0.00%
The following is a summary of stock option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,183,232	$8.17	$7.60	8.3	$147
Granted	2,282,096	5.17	4.22	8.9
Exercised	(70,088)	5.19	3.72		221
Expired	(56,910)	8.05	7.73
Cancelled/Forfeited	(282,602)	5.73	5.29
Outstanding at September 30, 2024	6,055,728	$7.19	$6.47	7.6	$15,453

Exercisable at September 30, 2024	3,373,334	$8.59	$7.78	6.5	$5,692
Unvested at September 30, 2024	2,682,394	$5.42	$4.83	9.1	$9,761
The following table summarizes information for stock option shares outstanding and exercisable at September 30, 2024:

	Options Outstanding
Range of Exercise Prices	Outstanding Number of Options	Weighted Average Remaining Option Term (in years)
$2.83 - $51.50	6,055,229	7.6
$51.50+	499	1.2
	6,055,728	7.6

The following is a summary of share-based compensation expense in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Selling, general and administrative	$1,530	$1,674	$5,502	$3,774
Research and development	411	1,027	1,954	2,095
Cost of goods sold	200	129	699	283
Total	$2,141	$2,830	$8,155	$6,152
At September 30, 2024, there was $6.3 million of aggregate unrecognized compensation expense related to employee and board stock option grants. The cost is expected to be recognized over a weighted average period of one year.
Common Stock Warrants
The following is a summary of common stock warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2024	4,665,201	$7.76	1.6
Warrants issued[1]	1,008,102	0.01
Warrants exercised	(1,308,473)	0.01
Outstanding and exercisable at September 30, 2024	4,364,830	$8.30	0.8
1All warrants issued in 2024 have been exercised and therefore have no remaining life.
The following table presents information related to common stock warrants outstanding at September 30, 2024:

		Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)	Number of Warrants
$0.01	737,421	2.8	737,421
$6.00	16,666	0.2	16,666
$10.00	3,610,743	0.4	3,610,743
	4,364,830	0.8	4,364,830
Preferred Stock Warrants
The following is a summary of preferred stock warrant activity for the nine months ended September 30, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2024	24,900	$1,000	2.3
Warrants issued	—
Warrants exercised	(250)	1,000
Outstanding and exercisable at September 30, 2024	24,650	$1,000	0.2

As of November 5, 2024, all 24,900 Tranche B Warrants were exercised by the November 6, 2024 expiration date which resulted in $24.9 million of cash proceeds to the Company.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 260,295 shares of common stock to be purchased by participating employees of which 112,993 have been issued as of September 30, 2024 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
(12)    Net Income (Loss) per Share
Basic net income or loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities, except for those shares that are issuable for little or no cash consideration. Diluted net income or loss per share is determined by dividing net income or loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options, convertible preferred shares, and preferred and common warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.
As of September 30, 2024 and 2023, the Company had 737,421 and 1,037,792 pre-funded warrants outstanding, respectively. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2024 and 2023:

Weighted average number of basic shares outstanding
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average shares issued	28,000,886	16,825,286	26,347,229	12,745,035
Weighted average pre-funded warrants	737,421	1,037,792	987,983	1,240,213
Weighted average shares outstanding	28,738,307	17,863,078	27,335,212	13,985,248

Weighted average number of diluted shares outstanding
	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding (Basic)	28,738,307	17,863,078	27,335,212	13,985,248
Additional dilutive shares	3,607,365	—	—	—
Weighted average shares outstanding (Diluted)	32,345,672	17,863,078	27,335,212	13,985,248

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2024 and 2023 because their effects would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common stock warrants	3,610,743	3,627,409	3,627,409	3,627,409
Assumed conversion of preferred stock warrants	—	4,149,994	4,108,328	4,149,994
Assumed conversion of preferred stock	—	7,417,473	1,454,509	7,417,473
Assumed conversion of convertible notes	237,614	488,031	237,614	488,031
Stock options	1,489,310	4,136,828	6,055,728	4,136,828
Total	5,337,667	19,819,735	15,483,588	19,819,735

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
The Inflation Reduction Act of 2022 included tax legislation that became effective in the first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of September 30, 2024, however the Company will continue to evaluate the effect on the tax provision each reporting period.
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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The first annual payment was made in May 2024 and the Company has estimated the remaining fair value of the settlement to be $0.8 million as of September 30, 2024 and recorded $0.6 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2024.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of September 30, 2024, the Company has no commitments to purchase additional melphalan under this Supply Agreement in 2024.

(15)    Fair Value Measurements
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value for the nine months ended September 30, 2024:

	Level 3
(In thousands)	Contingent liabilities	Warrants	Total
Balance at January 1, 2024	$996	$5,548	$6,544
Total change in foreign exchange	10	—	10
Warrant liability fair value adjustment	—	7,392	7,392
Change due to warrant exercise	—	(106)	(106)
Change due to liability payment	(221)	—	(221)
Balance at September 30, 2024	$785	$12,834	$13,619
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
As disclosed in Note 10 and Note 11 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of the Series F Preferred Offering to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. The Company concluded that the Preferred Warrants were not in the scope of Accounting Standards Codification, Distinguishing Liabilities from Equity (ASC 480) since the Preferred Warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of preferred stock. The Company determined the Preferred Warrants met the definition of a derivative in accordance with ASC 815 but were not considered indexed to the Company’s common stock since the warrants require early settlement by repurchasing the preferred warrants for cash in an amount equal to the Black-Scholes value in the event of a Fundamental Transaction at pre-specified volatility of 100% as an input to the Black-Scholes calculation. The Company determined to record the Preferred Warrants at fair value with subsequent changes in fair value recorded in earnings at the end of each reporting period. For the three and nine months ended September 30, 2024, the Company recorded a decrease to other expense of $3.0 million and an increase to other expense of $7.4 million, respectively, related to the change in fair value of the warrant liability. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. Historically, the Company has classified the warrants as a long-term liability due to potential provisions relating to the holders’ ability to exercise the warrants beyond twelve months of the reporting date. As of September 30, 2024, the warrants are classified as a short-term liability due to the accelerated expiration date of November 6, 2024.
The fair value of the preferred and common warrants at September 30, 2024 and December 31, 2023 was determined by using option pricing models assuming the following:

	September 30, 2024	December 31, 2023
Risk free interest rate	4.87%	4.09%
Expected term (years)	0.2	2.3
Expected volatility	61%	70%
Expected dividends	0.00%	0.00%
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
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	September 30, 2024
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$1	$—	$—	$1
U.S. government agency bonds	—	5,677	—	5,677
Total Assets	$1	$5,677	$—	$5,678

Liabilities:
Contingent Liability	$—	$—	$785	$785
Warrant Liabilities	—	—	12,834	12,834
Total Liabilities	$—	$—	$13,619	$13,619

	December 31, 2023
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$392	$—	$—	$392
U.S. government agency bonds	—	19,808	—	19,808
Total Assets	$392	$19,808	$—	$20,200

Liabilities:
Contingent Liability	$—	$—	$996	$996
Warrant Liabilities	—	—	5,548	5,548
Total Liabilities	$—	$—	$6,544	$6,544

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
•our ability to successfully commercialize CHEMOSAT, HEPZATO KIT, and future products, if any, generate revenue and successfully obtain reimbursement for the products and/or the associated procedures;
•our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of CHEMOSAT, HEPZATO KIT, and future products, if any;
•the rate and degree of market acceptance and clinical utility of CHEMOSAT, HEPZATO KIT, and future products, if any;
•developments relating to our competitors and our industry;
•the initiation and success of our research and development programs;
•submission and timing of applications for regulatory approval and approval thereof;
•our ability to successfully source components of CHEMOSAT, HEPZATO KIT, and future products, if any, and enter into supplier contracts;
•our ability to source melphalan and other critical components necessary to manufacture HEPZATO KIT;

•our ability to successfully manufacture CHEMOSAT and HEPZATO KIT;
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
Company Overview
We are an interventional oncology company focused on the treatment of primary cancers metastatic to the liver. Our lead product, the HEPZATO KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT for the treatment of metastatic hepatic dominant uveal melanoma (“mUM”) took place in January 2024.
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
We have sufficient raw material and component constituent parts of the HEPZATO KIT to meet anticipated demand and we intend to manage supply chain risk through stockpiled inventory and contracting with multiple suppliers for critical components. As of October 31, 2024, 12 facilities have treated at least one patient with the HEPZATO KIT.
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
In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic neuroendocrine tumors, metastatic breast cancer and intrahepatic cholangiocarcinoma, and plans to begin one or more studies of the HEPZATO KIT to treat such conditions in late 2024 or early 2025. We believe that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2024	2023	2024	2023
Total revenues	$11,200	$434	$22,105	$1,526
Cost of goods sold	(1,640)	(133)	(4,062)	(464)
Gross profit	9,560	301	18,043	1,062
Research and development expenses	3,866	4,662	10,960	12,793
Selling, general and administrative expenses	6,953	6,195	22,532	15,147
Total operating expenses	10,819	10,857	33,492	27,940
Operating loss	(1,259)	(10,556)	(15,449)	(26,878)
Interest and other income (expense)	3,123	(9,784)	(7,539)	(9,664)
Net income (loss)	$1,864	$(20,340)	$(22,988)	$(36,542)
Revenue
The increase in total revenue for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was due to the commercial launch of the HEPZATO KIT in the U.S. during the first quarter of 2024 and the commercial expansion since such time along with an increase in demand for CHEMOSAT in Europe.
Cost of Goods Sold
The change in cost of goods sold for the three and nine months ended September 30, 2024 compared to the same periods in 2023 is directly related to changes in demand for product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. In 2023, these costs primarily related to generating pre-clinical data submission of the NDA and the cost of manufacturing HEPZATO for expanded access program sites utilizing the HEPZATO KIT prior to FDA approval. The decrease for the three and nine months ended September 30, 2024 compared to the same period in 2023 is due to lower costs associated with NDA submission and expanded access program costs offset by an increase in medical affairs and regulatory costs associated with an approved product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three and nine months ended September 30, 2024 compared to the same periods in 2023, selling, general and administrative expenses increased due to commercial launch activities including marketing-related expenses and additional personnel in the commercial team.
Interest and other Income/Expense
Interest and other income (expense) in 2024 is primarily related to the change in fair value of the Tranche B Warrants liability, interest income associated with marketable securities which is then offset by interest expense related to our debt instruments. There was a decrease in interest expense for the three and nine months ended September 30, 2024 compared to the same periods in 2023 related to the principal loan payments made during 2023 and 2024. A decrease in warrant valuation occurred during the three months ended September 30, 2024 due to the decrease in expected term of the outstanding Tranche B Warrants.
Liquidity and Capital Resources
At September 30, 2024, we had cash and cash equivalents totaling $8.3 million and short-term investments totaling $5.7 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million at December 31, 2023. During the nine months ended September 30, 2024, we used $17.7 million of cash for operating activities compared to $23.1 million during the nine months ended September 30, 2023, and $8.6 million for principal payments during the nine months ended September 30, 2024, compared to $6.3 million for principal payments during the nine months ended September 30, 2023. At September 30, 2023, we had cash, cash equivalents and restricted cash totaling $40.5 million.
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
Capital Commitments
Our capital commitments over the next twelve months include (a) $6.8 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement and (b) $2.0 million of convertible note principal payments, if the holders do not elect to convert the notes into equity. Additional capital commitments beyond the next twelve months include (a) $1.3 million of lease liabilities and (b) $0.6 million for settlement of litigation with medac.
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
At-the-Market Offering
We previously entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which we may offer and sell, at our sole discretion through the Sales Agent, shares of our common stock from time to time. Pursuant to a prospectus supplement (the “ATM Prospectus Supplement”), filed with the SEC on February 27, 2023, we could sell shares of common stock under the ATM Sales Agreement up to an aggregate of $17.0 million. To date, we have sold approximately $4.0 million of our common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the three and nine months ended September 30, 2024.
The registration statement the ATM Prospectus Supplement was a part of, expired on July 1, 2024 and we can no longer make sales under the ATM Prospectus Supplement.

Avenue Loan Agreement
On August 6, 2021, we entered into the Avenue Loan Agreement with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”), as amended on March 31, 2023, for a term loan in an aggregate principal amount of up to $20 million (the “Avenue Loan”). The Avenue Loan bore interest at an annual rate equal to the greater of (a) the sum of 7.7% plus the prime rate as reported in The Wall Street Journal and (b) 10.95%. The interest rate at September 30, 2024 was 16.20%. The Avenue Loan was secured by all of our assets globally, including intellectual property. On March 15, 2023, we returned to Avenue $4.0 million held in the restricted cash to pay down a portion of the outstanding loan balance, principal payments of $2.1 million and an incremental 4.25% of the final payment of $0.2 million. On March 31, 2023, we reached an agreement to amend the existing loan agreement with Avenue to defer the interest only period to September 30, 2023, with an additional extension option upon the FDA approval for the HEPZATO KIT and subsequent receipt of at least $10 million from the sale and issuance of equity securities. In exchange for this extension, we agreed to provide Avenue with 34,072 warrants to purchase shares of common stock at an exercise price of $0.01 per warrant share, all of which were exercised in April 2024. On August 14, 2023, we received the FDA approval for the HEPZATO KIT and subsequently received over $10 million from the exercise of warrants. At our option, we elected to extend the interest only period to December 31, 2023. Principal payments of approximately $1.0 million began in January 2024.
Avenue did not exercise its option to convert the remaining principal amount of the Avenue Loan into shares of our common stock and on August 1, 2024, upon maturity of the Avenue loan, we made the final payment due there under. Avenue has released us from all obligations and returned all security interests back to us.
Series E and Series E-1 Warrants
In June and July 2019, we entered into definitive securities purchase agreements with certain investors pursuant to which we issued shares of common stock and Series E and Series E-1 Warrants to purchase shares of common stock. The Series E and Series E-1 Warrants have an exercise price of $10.00 per share and expire on December 24, 2024. No Series E and Series E-1 Warrants were exercised during the three and nine months ended September 30, 2024. As of September 30, 2024, 1,758,843 of such warrants remain outstanding.
Series F Warrants
In May 2020, we completed an underwritten public offering consisting of shares of common stock, Series F warrants to purchase shares of common stock and, to certain investors, in lieu of shares of common stock, pre-funded warrants to purchase shares of common stock. The Series F Warrants have an exercise price of $10.00 per share of common stock and expire on May 5, 2025, while the pre-funded warrants issued in such offering have an exercise price of $0.01, if exercised via cash payment. No Series F Warrants were exercised during the three and nine months ended September 30, 2024. As of September 30, 2024, 1,851,900 of the Series F Warrants remain outstanding.
March 2023 Private Placement
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
On June 12, 2023, the stockholders approved the Private Placements at the annual general meeting of stockholders and therefore, the Preferred Warrants and Common Warrants issued in the Private Placements became exercisable. The exercise of all such Preferred Warrants and Common Warrants would generate approximately $60.0 million in proceeds to us. As of September 30, 2024, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million into 34,859 shares of Series F-3 Preferred Stock, which were subsequently converted into shares of common stock in accordance with the terms of the Certificate of Designation and Rights relating to the Series F Preferred Offering, 250 shares Preferred Tranche B Warrants were exercised for an aggregate exercise price of $0.3 million into 250 shares of Series F-3 Preferred Stock, which were subsequently converted into shares of common stock in accordance with the terms of the Certificate of Designation and Rights relating to the Series F Preferred Offering, and all of the Common Tranche A Warrants were exercised for an aggregate exercise price of $0.1 million into 31,110 shares of common stock.
During the quarter ending September 30, 2024, we recorded at least $10.0 million in quarterly U.S. revenue due to the commercialization of the HEPZATO KIT which was announced by us on October 17, 2024, triggering the 21 day exercise period. As of November 5, 2024, 24,900 Preferred Tranche B Warrants and 16,666 Common Tranche B Warrants were exercised by the November 6, 2024 expiration date which resulted in $25 million of cash proceeds to us.
As of September 30, 2024, 58,924 shares of our Series F-1, F-2, F-3 and F-4 Preferred Stock were converted into 15,005,211 shares of common stock.
March 2024 Private Placement
On March 14, 2024, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we agreed to sell and issue to the Investors in a private placement (the “Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 (the “Warrant Shares” and together with the Shares, the “Securities”) with an exercise price of $0.01. As of September 30, 2024 the Pre-Funded Warrants have been exercised in full.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2024, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, no Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended September 30, 2024 by our Section 16 officers or directors.
CBIZ Acquisition of Marcum LLP
On November 1, 2024, CBIZ, Inc. acquired substantially all of the non-attest assets of Marcum LLP. In a separate transaction, CBIZ CPAs P.C., a national independent certified public accounting firm with which CBIZ Inc. has an existing Administrative Services Agreement, purchased from Marcum LLP substantially all of Marcum’s attest business assets. On August 2, 2024, Marcum LLP informed the Company that it would not be independent with respect to the completion of the fiscal year ended December 31, 2024, audit of the consolidated financial statements as a result of certain non-attest services that were performed by CBIZ, Inc. (stock warrants valuation) during the period under audit for the Company. For the following reasons, the Audit Committee of the Board of Directors of the Company and Marcum have each concluded, and are of the view that a reasonable investor with knowledge of all relevant facts and circumstances would conclude, that the provision of these services did not impair Marcum LLP’s objectivity and impartiality with respect to Marcum LLP’s audit of the Company’s consolidated financial statements:

1.All of the valuation work performed by CBIZ, Inc. was prior to July 31, 2024, when the proposed transaction between CBIZ, Inc. and Marcum LLP was announced. The audit engagement team was not aware of this proposed transaction prior to July 31st. The Marcum audit partner became aware on July 30th evening from a Partner meeting which was convened by the Marcum CEO.

2.CBIZ, Inc. services did not involve decision making and supervisory responsibilities over and on behalf of the Company management.

3.The Company terminated CBIZ, Inc.’s engagement soon after being notified of this conflict and hired an unrelated third party to perform the September 30, 2024, valuation and to independently reperform the June 30, 2024, valuation. The unrelated third party developed the fair value estimates independent from CBIZ, Inc. and developed its methodology from inputs and assumptions provided by the Company and in consultation with the Company management.

4.No personnel from CBIZ, Inc. who worked on the Company’s engagement will be part of the audit team or have any involvement in the audit.

5.The fee earned by CBIZ, Inc. for the non-attest services is insignificant to CBIZ, Inc., and the Company.

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

3.8	Amended and Restated By-Laws of the Company. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2024).

10.1
Executive Employment Agreement, dated July 16, 2024, by and between Delcath Systems, Inc. and Gerard Michel (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on July 19, 2024).

10.2
Executive Employment Agreement, dated July 16, 2024, by and between Delcath Systems, Inc. and Sandra Pennell (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 19, 2024).

10.3
Executive Employment Agreement, dated July 16, 2024, by and between Delcath Systems, Inc. and Kevin Muir (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K on July 19, 2024).

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

DELCATH SYSTEMS, INC.

November 8, 2024	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

November 8, 2024	/s/ Sandra Pennell
Sandra Pennell
Principal Financial and Accounting Officer