Form 10-K
period 2024-12-31
DELCATH SYSTEMS, INC.
filed 2025-03-06
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on the Nasdaq Capital Market of $8.37 per share, as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $205,683,217.
On February 28, 2025, the registrant had outstanding 33,403,138 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2024, contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2024 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”). These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 in Item 1A under “Risk Factors” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:
•our estimates regarding sufficiency of our cash resources, anticipated capital requirements, future revenue and our need for additional financing;
•the commencement of future clinical trials, if any, and the results and timing of those clinical trials;
•our expectations that the publication of additional data from our Phase 3 FOCUS Trial, or any other trial that we initiate in the future, will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States;
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
•contributions to adjusted EBITDA
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
SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
•We may need additional capital to maintain our operations. If we cannot raise additional capital, our potential to generate future revenues may be significantly limited if such capital is then necessary in order to further commercialize CHEMOSAT and HEPZATO, or conduct future product development, including clinical trials, if any.
•We have limited experience as a commercial company and generating revenue from product sales. If the continued commercialization of HEPZATO is unsuccessful or any future approved products are unsuccessful, we may never be profitable.
•We must maintain or enter into acceptable arrangements for the supply of melphalan and other critical components of HEPZATO and CHEMOSAT and we may not be able to ensure adequate supply impacting our ability to successfully commercialize HEPZATO in the United States and CHEMOSAT in the European Union or complete any future clinical trials.
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
•We have obtained the right to affix the CE Mark for the CHEMOSAT Hepatic Delivery System as a medical device for the delivery of melphalan in the European Union. Since we may only promote the device within this specific indication, if physicians are unable or unwilling to obtain melphalan separately for use with CHEMOSAT, our ability to commercialize CHEMOSAT in the European Union and United Kingdom will be significantly limited.
•We continue to rely on third parties to conduct certain elements of clinical trials for CHEMOSAT and HEPZATO, should we seek to obtain regulatory approval for use of these products to treat additional indications for which we do not currently have regulatory approval, or for any future product candidates, if any, and if these third parties do not perform their obligations to us, we may not be able to obtain the necessary regulatory approvals for our products or product candidates, as applicable.
•Purchasers of CHEMOSAT in Europe may not receive third-party reimbursement or such reimbursement may be inadequate. Without adequate reimbursement, commercialization of CHEMOSAT in Europe may not be successful.
•CHEMOSAT and HEPZATO may not achieve sufficient acceptance by the medical community to sustain our business.
•We may be subject, directly or indirectly, to federal and state health care fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
•We and third parties with whom we work are subject to stringent and evolving United States and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to information privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class-action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations;

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
•The market price of our common stock has been and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.
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

Item 1.    Business.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Delcath”, “Delcath Systems”, “we”, “our”, and “us” refers to Delcath Systems, Inc., a Delaware corporation, incorporated in August 1988, and all entities included in our consolidated financial statements. Our corporate offices are located at 566 Queensbury Avenue, Queensbury, New York 12804. Our telephone number is (212) 489-2100 and our internet address is www.delcath.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.
Company Overview
We are an interventional oncology company focused on the treatment of primary and metastatic cancers to the liver. Our lead product, the HEPZATOTM KIT (melphalan for Injection/Hepatic Delivery System) (“HEPZATO” or “HEPZATO KIT”), a drug/device combination product, was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of HEPZATO KIT for the treatment of metastatic uveal melanoma (“mUM”) occurred in January 2024.
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
In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan (“CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers in the liver. On February 28, 2022, CHEMOSAT received Medical Device Regulation (“MDR”) certification under the European Medical Devices Regulation (EU) 2017/745, which may be considered by jurisdictions when evaluating reimbursement. We have direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
We operate as one operating segment. See Note 18 - “Segment Information” in the accompanying notes to our consolidated financial statements for further detail.
Cancers in the Liver—A Significant Unmet Medical Need
According to the American Cancer Society’s, or ACS, Cancer Facts & Figures 2025 report, cancer is the second leading cause of death in the United States, with more than 618,000 deaths and over 2 million new cases expected to be diagnosed in 2025. Cancer is one of the leading causes of death worldwide, accounting for approximately 10 million deaths and 20 million new cases in 2022 according to GLOBOCAN, the database of the International Association of Cancer Registries. The financial burden of cancer is enormous for patients, their families and society. The liver is often the life-limiting organ for cancer patients and cancer that spreads to the liver is one of the leading causes of cancer death. Cancer that begins in one area of the body often metastasizes to the liver. Patient prognosis is generally poor once cancer has spread to the liver. Consequently, cancers in the liver remain a major unmet medical need globally.

Cancers in the Liver—Incidence and Mortality
Cancers in the liver consist of primary liver cancer and cancers metastatic to the liver. Primary liver cancers (hepatocellular carcinoma, or HCC, and Intrahepatic Cholangiocarcinoma or ICC) originate in the liver or biliary tract and are particularly prevalent in populations where the primary risk factors for the disease, such as hepatitis-B, hepatitis-C, high levels of alcohol consumption, aflatoxin, cigarette smoking and exposure to industrial pollutants, are present. Cancers metastatic to the liver, also called liver metastasis, or secondary liver cancer, result from the spread or “metastases” of a primary cancer into the liver. These metastases often continue to grow even after the primary cancer in another part of the body has been removed or successfully treated. Given the vital biological functions of the liver, including processing nutrients from food and filtering toxins from the blood, it is not uncommon for metastases to settle in the liver. In many cases patients die not as a result of their primary cancer, but from the tumors that metastasize to their liver. In the United States, metastatic liver disease is more prevalent than primary liver cancer. The estimated total potentially addressable market for liver cancer (primary and metastatic) is approximately 200,000 in the United States per year. It is estimated the total addressable market

(“TAM”) in the United States for mUM, ICC, HCC breast cancer, neuroendocrine, pancreatic, and colorectal, is well over $1.0 billion.
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
Procedures in the liver, and liver directed treatments (interventional oncology) are performed by an interventional radiologist. These procedures include trans-arterial chemoembolization (TACE, DEBTACE) and Radioembolization (SIRT, TARE, or Y90). We believe that CHEMOSAT and HEPZATO represent an important advancement in the potential liver-directed treatment of primary liver cancer and other cancers metastatic to the liver. Two key factors differentiate PHP with HEPZATO KIT and CHEMOSAT from other liver directed therapies: the ability to treat the entire liver, including radiologically invisible micrometastases, and the repeatability of the procedure. We believe PHP with HEPZATO KIT and CHEMOSAT is uniquely positioned either as a standalone therapy or as a complement to other therapies. In clinical studies with HEPZATO KIT and CHEMOSAT, both treatment-naive and pretreated patients have benefited from the treatment, thus expanding the use to multiple lines of treatment.

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

Colorectal Cancer
Colorectal cancer or CRC is one of the most prevalent cancers in the United States and Europe and has a high metastatic rate to the liver. GLOBOCAN 2022 estimates 516,452 colorectal cancer diagnoses per year in the United States and the European Union. According to the American Cancer Society, in the United States approximately 160,186 diagnoses leading to 54,614 deaths.
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

Breast Cancer
Breast cancer or BC is the most diagnosed cancer in women in the United States and worldwide. The American Cancer Society estimates that 319,750 women will be diagnosed with BC in the United States annually. BC is the second leading cancer-related cause of death for women (behind lung cancer) in the United States. GLOBOCAN 2022 estimates that there are, annually, 708,210 women diagnosed with breast cancer in the United States, the European Union and the United Kingdom. Recent advances in primary breast cancer treatments have given patients a high 5-year survival rate. The prognosis for patients with breast cancer liver metastasis, however, remains poor.
Approximately 18% of all women diagnosed with breast cancer will also have distant metastatic disease, in which 5% of these patients will have liver only metastasis. Eventually 50% of all metastatic patients will see their disease progress to the liver in addition to their initial diagnosed metastatic site and in 20% of these patient’s liver progression is the cause of mortality (Deipolyi AR, et al.J Vasc Inter Radiol. 2018;29(9):1226-1235). Treatment options for patients with multiple sites of metastatic disease vary. We estimate that approximately 6,000 breast cancer patients with hepatic involvement in the United States and the European Union could be candidates for treatment with HEPZATO KIT and CHEMOSAT. An additional 10,000 patients could benefit from treatment with HEPZATO (if it received FDA approval for such treatment) and CHEMOSAT in the palliative setting based on local treatment guidelines.

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
According to Pape et al. 2008. Endocrine-Related Cancer. 15(4), 1083-1097, NETs have a metastasis rate of between 60-80% and the majority of these accrue in the liver (85%). We estimate that approximately 12,000 NETs patients in the United States, the United Kingdom and the European Union each year could be candidates for treatment with HEPZATO (if it received FDA approval for such treatment) and CHEMOSAT.

Pancreatic Cancer
Pancreatic adenocarcinoma has a poor prognosis. The American Cancer Society estimates that pancreatic cancer will affect 62,210 patients annually, with 49,830 annual deaths in the United States. Along with GLOBOCAN estimates for Western Europe, pancreatic cancer affects a total of 132,442 patients annually with 105,638 annual deaths.
Upon diagnosis, nearly 75% of patients will have liver metastasis and 58% of those patients will have liver only metastasis. Metastatic pancreatic cancer leaves the patient with limited treatment options (Oweira, et al. World J Gastroenterol. 2017;23(10):1872-1880). We estimate there are approximately 57,600 new pancreatic cancer patients each year in the United States and European Union with hepatic only involvement. Given the rapid progression of the disease and rapid decline in the overall patient status it is unknown at this time the estimated number of candidates for treatment with HEPZATO KIT (if it received FDA approval for such treatment) and CHEMOSAT.

Intrahepatic Cholangiocarcinoma
Primary liver cancers include HCC and ICC. According to GLOBOCAN 2022, an estimated 68,500 new cases of primary liver cancer are diagnosed in the United States and Europe annually. According to the ACS, approximately 42,240 new cases of these cancers are expected to be diagnosed in the United States, leading to approximately 30,090 deaths.
ICC is the second most common form of primary liver cancer and according to Wang et al., 2013 J Clin Oncol 31:1188-1195 accounts for 5-30% of primary liver cancers diagnosed in the United States and Europe annually. We believe that 80% of ICC patients are not candidates for surgical resection, and that approximately 20-30% of these may be candidates for certain local treatments. According to third party research that we commissioned, we estimate that approximately 2,000 ICC patients in the United States, the United Kingdom and the European Union annually could be candidates for treatment with HEPZATO KIT (if it received FDA approval for such treatment) and CHEMOSAT.

About HEPZATO KIT and CHEMOSAT
HEPZATO KIT™ (HEPZATO (melphalan) for Injection/Hepatic Delivery System) and CHEMOSAT® Hepatic Delivery System for Melphalan percutaneous hepatic perfusion (PHP), are designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects during a PHP procedure.
In the United States, HEPZATO KIT is considered a combination drug and device product and is regulated and approved for sale as a drug by the FDA. HEPZATO KIT is comprised of the chemotherapeutic drug melphalan and Delcath’s proprietary Hepatic Delivery System (HDS). In Europe, the device-only configuration of the HDS is regulated as a Class III medical device and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan. During the PHP procedure the HDS is used to isolate the hepatic venous blood from the systemic circulation while simultaneously filtrating hepatic venous blood during melphalan infusion and washout. The use of the HDS results in loco-regional delivery of a relatively high melphalan dose, which can potentially induce a clinically meaningful tumor response with minimal hepatotoxicity and reduce systemic exposure.
The PHP procedure is performed in an interventional radiology suite in approximately two to three hours. Patients remain in an intensive care or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT and HEPZATO KIT is repeatable, and a new disposable system is used for each treatment. Patients treated in clinical trial settings were permitted up to six treatments. In commercial treatment settings, patients have received up to ten treatments. HEPZATO KIT received regulatory approval by the FDA in August 2023 for adult uveal melanoma patients with unresectable liver metastases only, and patients with unresectable liver metastases and extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissue or lung that is amenable to resection or radiation. HEPZATO KIT’s indication is not limited to specific HLA phenotypes or to a specific line of treatment. In Europe, CHEMOSAT is approved for the percutaneous intra-arterial administration of melphalan hydrochloride to the liver, where it has been used in the conduct of percutaneous hepatic perfusion procedures at major medical centers to treat a wide range of cancers to the liver.

The FOCUS Trial
To support the New Drug Application (“NDA”) for HEPZATO, we conducted the FOCUS Clinical Trial for patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. The FOCUS Trial evaluated the safety and efficacy of treatment with the HEPZATO KIT for patients with mUM. The primary endpoint of overall response rate (“ORR”) was assessed by an Independent Review Committee per RECIST v1.1. The primary endpoint of the trial, ORR was met with a wide margin and the safety profile was acceptable. Results from the FOCUS Trial were reviewed by the FDA and were the basis for approval of HEPZATO KIT on August 14, 2023. On May 6, 2024, we announced the publication of results from the pivotal FOCUS Trial in the journal Annals of Surgical Oncology.

CHOPIN Trial
The Leiden University Medical Center is conducting an ongoing investigator-initiated Phase 1b/2 trial (the “CHOPIN trial”) on the use of CHEMOSAT in combination with the immune checkpoint inhibitors (“ICI”) ipilimumab and nivolumab to treat patients with mUM with liver metastases.
The goal of the CHOPIN trial is to evaluate the safety and efficacy of systemic ICI therapy with ipilimumab plus nivolumab (“IPI+NIVO”) when combined with Delcath’s liver-targeted percutaneous hepatic perfusion treatment in mUM patients. Published results from the Phase 1b portion of the trial include updated safety and efficacy results which were presented in June 2022 at the American Society of Clinical Oncology Annual Meeting. The Phase 1b portion of the trial enrolled seven patients each of which were treated with two cycles of PHP (melphalan 3mg/kg, max 220 mg per cycle) combined with four cycles of IPI+NIVO, escalating the dosing from 1mg/kg each IPI+NIVO (cohort 1) to IPI 1mg/kg + NIVO 3mg/kg (cohort 2). In the seven patients, best tumor responses included 1 complete response, 5 partial responses and 1 stable disease accounting for an Objective Response Rate of 85.7% and a Disease Control Rate of 100%. At the cut-off date of November 15, 2022, the median follow-up was 29.1 months (range 8.9 – 30.2), the median Progression Free Survival (“PFS”) was 29.1 months (95% CI 11.9 – 46.3) and the median Duration Of Response (“DOR”) was 27.1 months (range 7.4 – 28.5). At the time of the cut-off date all patients were still alive and three of four patients who subsequently experienced progressive disease continued with treatment in the form of repeated PHP cycles.
The ongoing randomized phase 2 part of the CHOPIN trial comparing PHP alone with PHP plus IPI+NIVO, which will include another 76 patients (38 per arm) completed patient enrollment in the third quarter of 2024. Presentation of Phase 2 results of the CHOPIN trial is expected in the second half of 2025.
Clinical Development Program
In addition to HEPZATO’s FDA approved use to treat mUM, we believe that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic breast cancer, metastatic neuroendocrine tumors, and intrahepatic cholangiocarcinoma. The focus of our current and planned clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in a broader set of liver dominant cancer indications either as monotherapy or in combination or sequenced with current standard of care therapeutics such as immunotherapy. The ongoing and planned trials may support eventual regulatory submissions for label expansion in the United States as well as support increased clinical adoption and reimbursement in various jurisdictions including the United States and Europe.
We received IND approval from the FDA for a Phase 2 trial evaluating HEPZATO in combination with standard of care (“SOC”) for liver-dominant metastatic colorectal cancer (“mCRC”). We also plan to begin a study evaluating HEPZATO in combination with SOC for liver-dominant metastatic breast cancer in 2025. We believe that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.
Metastatic Colorectal Cancer
Our Investigational New Drug (“IND”) application for a Phase 2 clinical trial evaluating HEPZATO in combination with SOC for mCRC was cleared by the FDA in December 2024.
The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. We expect to enroll approximately 90 patients in this randomized, controlled trial. The study is expected to take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the second half of 2025. The trial’s primary endpoint, hepatic progression-free survival (“hPFS”), is anticipated to read out by the end of 2027, while overall survival (“OS”), a secondary endpoint, is expected to read out in 2028.
We estimate that the total addressable market (“TAM”) for liver-dominant mCRC receiving third-line treatment is between 6,000 and 10,000 patients annually in the United States. This market includes patients who present with significant liver disease burden, with liver-dominant status determined through radiological and clinical criteria. By targeting this patient population, we aim to provide a novel treatment option for those with limited therapeutic alternatives.
Market Access and Commercial Clinical Adoption
United States
The first commercial use of HEPZATO KIT for the treatment of mUM occurred in January 2024. We are working with numerous leading cancer centers across the United States which have treated with HEPZATO or indicated interest in HEPZATO to treat patients and provide access to the treatment for patients nationwide. HEPZATO is available for cancer centers to treat patients upon completion of required training as documented in our Risk Evaluation and Mitigation Strategy (“REMS”). REMS focuses on preventing, monitoring, and/or managing specific risks associated with a product.
Our commercial and medical field teams are comprised of liver directed therapy managers, clinical specialist representatives, oncology area managers and medical science liaisons who work directly with the cancer centers to obtain the required training. In conjunction with the first commercial treatment, we also launched websites relating to the HEPZATO KIT, including www.HEPZATOKIT.com, www.HEPZATOKITREMS.com, and www.HEPZATOKITACCESS.com, to support the commercialization. On www.HEPZATOKIT.com, we have a healthcare setting locator which identifies certified healthcare facilities that have expressed an interest in performing the HEPZATO KIT procedure, have conducted most of the required training and are actively seeking patient referrals. In addition, www.HEPZATOKITREMS.com contains a healthcare setting locator that lists facilities that have completed and filed all documentation required under REMS. The information found on, or otherwise accessible through, our HEPZATO KIT websites is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.
Upon activation of the cancer center, the center is able to commercially treat patients with HEPZATO. As of December 31, 2024, there were 22 centers accepting referrals, with 14 active sites.

United States Reimbursement
Usage of HEPZATO by the cancer centers will depend on the availability of coverage and reimbursement from third-party payors, such as government health administration authorities, private health insurers and managed care organizations. For products administered under the supervision of a physician, particularly in a hospital setting, the ability of a treating facility to obtain adequate reimbursement is dependent on the type of health insurance coverage a patient has and the treating facility’s agreement (or lack of agreement) with such insurance. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Furthermore, the classification, as either outpatient or inpatient, of the treatment procedure associated with the administering of a product will impact a treating facility’s reimbursement. Many United States hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform, or a predetermined rate for all hospital inpatient care provided as payment in full. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to HEPZATO.
On January 30, 2024, Centers for Medicare and Medicaid Services (“CMS”) announced an established permanent and product-specific J-Code for HEPZATO KIT. The J-Code (J9248) became effective on April 1, 2024. On August 5, 2024, CMS announced that it had has granted New Technology Add-on Payment (“NTAP”) status for HEPZATO, effective October 1, 2024. The NTAP designation under the CMS Inpatient Prospective Payment System (“IPPS”) is designed to support the adoption of innovative medical technologies that provide substantial clinical improvement over existing treatments. HEPZATO is used primarily in the outpatient setting, however there are instances where it is used in the inpatient setting. This additional payment is intended to help to cover the costs associated with the HEPZATO KIT for eligible Medicare inpatients, ensuring that more patients can benefit from this advanced liver-directed therapy.
We expect that payors will follow decisions made by the CMS, as the administrator for the Medicare program, regarding HEPZATO reimbursement. A facility at which HEPZATO is used will seek reimbursement for the cost of the HEPZATO and the attendant procedure.
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
For many third party payors, we expect that each patient candidate for treatment with HEPZATO will likely have to go through a medical pre-authorization process, which may require the healthcare provider to provide scientific, clinical and cost effectiveness data for the use of our products to the payor. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The coverage determination process may require providing scientific and clinical support for the use of our products to each payor separately. As such, in order to assess available benefits and coordinate the treatment pathway before a patient is treated with HEPZATO, we have engaged a third-party benefits coordinator to guide the patient and a treating healthcare provider through the pre-authorization and reimbursement process.
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

Europe
Since the launch of CHEMOSAT in Europe, there have been over 1,700 commercial treatments and CHEMOSAT is currently available in over 23 European cancer centers across Europe. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily uveal melanoma liver metastases, and other tumor types, including hepatocellular carcinoma and cholangiocarcinoma, as well as liver metastases from cutaneous melanoma, colorectal, breast, and pancreatic cancer, as well as neuroendocrine tumors.
For the period of December 2018 through February 2022, medac GmbH was our exclusive distributor for CHEMOSAT in Europe and had the exclusive right to market and sell CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland, and the United Kingdom. On March 1, 2022, we assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

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

On February 28, 2022, CHEMOSAT received MDR certification under the European Medical Devices Regulation (EU) 2017/745, which may be considered by jurisdictions when evaluating reimbursement.
The release of the clinical study report from the FOCUS Trial has created the opportunity to apply for National Level reimbursement in each European country for treatment of mUM. These applications must be made by us on a country-by-country basis, with priority placed on markets where CHEMOSAT is currently used. Currently, CHEMOSAT has an interim level of reimbursement in Germany. An application for CHEMOSAT reimbursement was submitted to the NHS in England in January 2025.
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

United States Regulatory Environment
In the United States, the FDA regulates drug and device products under the Food, Drug and Cosmetic Act (“FDCA”), and its implementing regulations. HEPZATO is subject to regulation as a combination product, which means it is composed of both a drug product and a device product. In the case of HEPZATO, the primary mode of action is attributable to the drug component of the product, which means that the Center for Drug Evaluation and Research had primary jurisdiction over its pre-market development and review.
The process required by the FDA before drug product candidates may be marketed in the United States generally involves the following:
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin and must be updated periodically, but at least annually;
•completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s good laboratory practice, (“GLP”), regulations;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•submission to the FDA of an NDA after completion of all pivotal clinical trials;
•a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the product is produced and tested to assess compliance with current good manufacturing practice, (“cGMP”), regulations; and
•FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.
The development and approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will approve any of our product candidates on a timely basis, if at all.
The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, (“IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice (“GCP”) regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the United States IND are required in the European Union and other jurisdictions in which we may conduct clinical trials.
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

New Drug Applications
The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. An NDA must contain extensive chemistry, manufacturing, and control information and be accompanied by a significant user fee, which may be waived in certain circumstances. Once the submission has been accepted for filing, the FDA should review NDAs within ten months of submission or, if the NDA relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation, and recommendation as to whether the NDA should be approved. For new oncology products, the FDA will often solicit an opinion from an Oncology Drug Advisory Committee, (“ODAC”), which is a panel of expert authorities knowledgeable in the fields of general oncology, pediatric oncology, hematologic oncology, immunologic oncology, biostatistics, and other related professions. The ODAC panel reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the Commissioner of the FDA. However, the FDA is not bound by the recommendation of an advisory committee and may deny approval of an NDA by issuing a Complete Response Letter, (“CRL”), if the applicable regulatory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing.
Approval may be contingent on the implementation and adherence to a REMS that focuses on preventing, monitoring, and/or managing specific risks associated with a product. Once issued, the FDA may withdraw product approval if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase 4 clinical trials, and surveillance programs to monitor the safety and efficacy of approved products which have been commercialized. The FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs or other information.
There are three primary regulatory pathways for an NDA under Section 505 of the FDCA: Section 505 (b)(1), Section 505 (b)(2) and Section 505(j). A Section 505 (b)(1) NDA is used for approval of a new drug (for clinical use) whose active ingredients have not been previously approved. A Section 505 (b)(2) application is used for a new drug that relies on data not developed by the applicant. Section 505(b)(2) of the FDCA was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act. This statutory provision permits the approval of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Act permits the applicant to rely, in part, upon the FDA’s findings of safety and effectiveness for previously approved products. A Section 505(j) NDA, also known as an abbreviated NDA, is used for a generic version of a drug that has already been approved.

Orphan Drug Exclusivity
Some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Pursuant to the United States Orphan Drug Act (the “ODA”), the FDA grants orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. The orphan designation is granted for a combination of a drug entity and an indication and, therefore, it can be granted for an existing drug with a new (orphan) indication. Applications are made to the FDA’s Office of Orphan Products Development and a decision or request for more information is rendered in 60 days. NDAs for designated orphan drugs are exempt from user fees, obtain additional clinical protocol assistance, are eligible for tax credits for up to 50% of research and development costs, and are granted a seven-year period of exclusivity upon approval. The FDA cannot approve the same drug for the same condition during this period of exclusivity, except in certain circumstances where a new product demonstrates superiority to the original treatment. Exclusivity begins on the date that the marketing application is approved by the FDA for the designated orphan drug, and an orphan designation does not limit the use of that drug in other applications outside the approved designation in either a commercial or investigational setting. The FDA has granted us six orphan drug designations that provide us a seven-year period of exclusive marketing beginning on the date that our NDA was approved by the FDA for the designated orphan drug.

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

United States Healthcare Laws
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
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
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
In addition to the aforementioned federal fraud and abuse laws, the majority of states also have statutes or regulations similar to these laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other healthcare providers and entities, marketing expenditures, and drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, imposes certain requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave states the authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and to seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
These federal and state laws may impact, among other things, our sales, marketing and education programs. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, criminal and civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate its business and our results of operations.

Health Reform
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system and efforts to control healthcare costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delaying regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved.
For example, in the United States, the Patient Protection and Affordable Care Act of 2010 (“ACA”), substantially changed the way healthcare is financed by both governmental and private insurers and has had a significant impact on the pharmaceutical industry. The ACA, among other things, subjected manufacturers to new annual fees and taxes for specified branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, expanded healthcare fraud and abuse laws, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, imposed an additional rebate similar to an inflation penalty on new formulations of drugs, extended the Medicaid Drug Rebate Program to Medicaid managed care organizations, expanded the 340B program, which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers, and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Since its enactment, there have been amendments and judicial and Congressional challenges and amendments to certain aspects of the ACA.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain single source drugs that have been on the market for at least 7 years to engage in price negotiations with Medicare, or the Medicare Drug Price Negotiation Program, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D for price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Department of Health and Human Services (“HHS”), to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Orphan drugs, even if covered by Part B or Part D, are not subject to the IRA’s provisions regarding direct price negotiation, although the exemption arguably only applies to orphan drugs with a single approved indication. Therefore, it is currently unclear about the potential long-term impact on the pricing of orphan drugs’ with planned follow-on or supplemental indications.
On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation.
The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Further, we expect additional health reform measures may be implemented in the future, particularly in light of the recent United States Presidential and Congressional elections.
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

European Regulatory Environment
In the European Union, the CHEMOSAT system is subject to regulation as a medical device. The European Union is composed of the 27 Member States of the European Union plus Norway, Iceland, and Liechtenstein. Under the EU Medical Device Directive (Directive No 93/42/EEC of 14 June 1993), as last amended, drug delivery products such as the CHEMOSAT system are governed by the EU laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the EU Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended), while the essential requirements of the EU Medical Device Directive apply to the safety and performance-related device features of the product. Because we do not intend to place the CHEMOSAT system on the EU market as a single integral unit with melphalan, the product has been governed solely by the EU Medical Device Directive, while the separately marketed drug is governed by the EU Code relating to Medicinal Products for Human Use and other EU legislation applicable to drugs for human use.
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
A manufacturer without a registered place of business in a Member State of the EU that places a medical device on the market under its own name must designate an authorized representative established in the EU who can act before, and be addressed by a Competent Authority on the manufacturer’s behalf with regard to the manufacturer’s obligations under the EU Medical Device Directive and, more recently, the EU Medical Device Regulation. Our wholly-owned subsidiary, Delcath Systems Ltd. located in Galway, Ireland, serves as the authorized representative of the Company.
The European Commission undertook a review of the EU Medical Device Directive legislative framework and promulgated REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC. This EU Medical Device Regulation became effective on May 25, 2017, and governs all facets of medical devices. Due to COVID-related delays experienced by the medical device industry and Notified Bodies alike, on April 17, 2020, the European Parliament adopted the European Commission’s proposal to postpone the implementation of (EU) 2017/745 by 12 months or until May 26, 2021. Delcath did not achieve EU Medical Device Regulation certification by that date due to COVID-related delays; however, our CE Mark under the EU Medical Device Directive remained effective and allowed us to fully operate in Europe.
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
Incidents are generally investigated by the manufacturer. The manufacturer’s investigation is monitored by the Competent Authority, which may intervene, or initiate an independent investigation if considered appropriate. An investigation may conclude in the adoption of a Field Safety Corrective Action, (“FSCA”). An FSCA is an action taken by a manufacturer to reduce a risk of death or serious deterioration in the state of health associated with the use of a medical device that is already placed on the market. An FSCA may include device recall, modification exchange and destruction.
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
In the EU, the advertising and promotion of our products is also subject to EU Member States laws implementing the EU Medical Device Directive, Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, as well as other EU Member State legislation governing the advertising and promotion of medical devices. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.
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

Intellectual Property
Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the healthcare industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. We hold rights in 12 United States utility patents, one United States design patent, three pending United States utility patent applications, nine issued foreign counterpart utility patents (including the validations of European Patents with claims directed to our filter and frame apparatus in 19 European countries, a European patent with claims directed to our filter apparatus and media in nine countries, and a European patent with claims to a kit of parts, directed to CHEMOSAT®, in 18 European countries), a European patent with claims directed to our filter apparatus and media in 13 European countries, four issued foreign counterpart design patents, and one pending foreign counterpart patent application. Patents to our chemotherapy filtration apparatus “Apparatus for Removing Chemotherapy Compounds from Blood”, including claims directed to apparatus, methods, kits, and filter media, were issued by the United States Patent and Trademark Office (“USPTO”) in July 2017, October 2018, August 2019, February 2020, February 2022, and April 2023. The patent issued in August 2019 has claims to a kit of parts capable of being assembled for delivering a small molecule chemotherapeutic agent to a subject. These claims are directed to HEPZATO® KIT. The patent that issued in February 2020 has claims directed to our methods of treatment. The patent issued in April 2023 has claims directed to a percutaneous hepatic perfusion procedure and our filter media. Patents directed to our Filter and Frame Apparatus “Filter and Frame Apparatus and Method of Use” were issued by the USPTO in April 2016, February 2021, August 2021, and December 2023. In April 2016 and August 2021

patents were issued by the USPTO with claims directed to our filter and frame apparatus. In February 2019, a patent was issued by the USPTO with claims directed to a method of using our filter and frame apparatus and in December 2023, a patent was issued by the USPTO with kit claims that comprise our filter and frame apparatus and that are directed to delivering a chemotherapeutic agent to the liver of a patient. These claims are directed to HEPZATO® KIT. A Hong Kong patent directed to our Filter and Frame Apparatus was issued in March 2018. A Hong Kong patent directed to our chemotherapy filtration apparatus was issued in September 2023. European patents were granted by the European Patent Office for our chemotherapy filtration apparatus in December 2018 and 2023 and in July 2019 a European patent was granted by the European Patent Office with claims to a kit of parts comprising our chemotherapy filtration apparatus and directed to CHEMOSAT®. A European patent directed to a method of using our filter and frame apparatus was granted in April 2019 by the European Patent Office. In April 2017 and August 2019, European patents were granted by the European Patent Office with claims directed to our filter and frame apparatus, the August 2019 patent was validated in eleven countries to provide additional European patent coverage for our filter and frame apparatus to the European patent directed to the filter and frame apparatus that was granted in April 2017. In March 2022, a European patent was granted by the European Patent Office and validated in eight countries with kit claims comprising our filter and frame apparatus and directed to CHEMOSAT®. When appropriate, we actively pursue protection of our proprietary products, technologies, processes, and methods by filing United States and international patent and trademark applications. We seek to pursue additional patent protection for technology invented through research and development, manufacturing, and clinical use of CHEMOSAT® and HEPZATO® that will enable us to expand our patent portfolio around advances to our current systems, technology, and methods for our current applications as well as beyond the treatment of cancers in the liver.
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

Competition
The healthcare industry is characterized by extensive research, rapid technological progress and significant competition from numerous healthcare companies and academic institutions. Competition in the cancer treatment industry is intense. We believe that the primary competitive factors for products addressing cancer include safety, efficacy, ease of use, reliability, price, and patient’s quality of life. We also believe that physician relationships, especially relationships with leaders in the medical, surgical, and oncology communities, are important competitive factors. We also believe that the current global economic conditions, as well as potential future conditions, which may be impacted by the implementation of tariffs by the United States and other countries, and new healthcare reforms in the jurisdictions in which we and our suppliers and manufacturers operate could put competitive pressure on us, including reduced selling prices and potential reimbursement rates, and overall procedure rates. Certain markets in Europe are experiencing the effects of continued economic weakness, which is affecting healthcare budgets and reimbursement. Moreover, there is great uncertainty with respect to potential changes in trade regulations, tariffs, sanctions and export controls which also increase volatility in the global economy and may have an adverse impact on our commercial efforts.
CHEMOSAT and HEPZATO compete with all forms of liver cancer treatments, including surgery, systemic chemotherapy, focal therapies, and palliative care. In the disease states we are targeting there are also numerous clinical trials sponsored by third parties, which can compete for potential patients in the near term and may ultimately lead to new competitive therapies.
In January 2022, Immunocore Holdings plc announced FDA approval for KIMMTRAK (tebentafusp-tebn) for the treatment of HLA-A *02:01-positive adult patients with unresectable or mUM. This is the first drug approved specifically for patients with mUM. HLA-A *02:01 patients represent approximately 45% of patients with uveal melanoma. HEPZATO is approved to treat all mUM patients and is the only approved drug to treat the remaining 55% of patients. Traditionally, mUM patients have been treated with both systemic and a variety of local regional techniques. There are numerous companies developing and marketing devices for the performance of local regional procedures, including Boston Scientific Corporation, the Covidien Products division of Medtronic plc, Merit Medical Systems, Inc., Varian Medical Systems, Inc., Sirtex Medical Limited, and AngioDynamics, Inc. These procedures include trans-arterial chemoembolization (TACE, DEBTACE) and Radioembolization (SIRT, TARE, or Y90). Neither of these procedures are approved for the treatment of mUM.
IDEAYA Biosciences (“IDEAYA”) and Replimune Group (“Replimune”) are currently developing therapies for the treatment of mUM. IDEAYA is developing darovasertib, an oral protein kinase C PKC inhibitor, in combination with crizotinib, a cMET inhibitor, targeting first-line HLA-A2 negative mUM patients. This combination has received FDA Fast Track designation and is currently being evaluated in a potentially registration-enabling Phase 2/3 trial. Additionally, IDEAYA is planning a Phase 3 study for darovasertib as a neoadjuvant therapy in primary uveal melanoma, expected to initiate in the first half of 2025. Replimune is investigating RP2, an oncolytic immunotherapy, for mUM. Replimune has commenced a randomized Phase 2/3 trial comparing RP2 combined with nivolumab versus the combination of ipilimumab and nivolumab in immune checkpoint inhibitor-naïve adult patients with mUM. Neither of these products have been approved for the treatment of mUM.
Many of our competitors may have substantially greater financial, technological, research and development, marketing, and personnel resources. In addition, some of our competitors may have considerable experience in conducting clinical trials, regulatory, manufacturing and commercialization capabilities. Our competitors may develop alternative treatment methods, or achieve earlier product development, in which case the likelihood of us achieving meaningful revenues or profitability will be substantially reduced.

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
We are required to comply with cGMP regulations and quality system regulations relating to our manufacturing of HEPZATO KIT for distribution in the United States. We are also required to comply with the FDA’s cGMP regulations and international quality system regulations, including those established by the International Standards Organization (“ISO”), with respect to products sold in the EU. We are required to maintain ISO 13485 certification for medical devices to be sold in the EU, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. Our facilities are ISO 13485:2016 certified.
Human Capital Management
Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has 20 to 30 years of industry experience. Additionally, the team has significant experience in capital raises, mergers/acquisitions, business development, and sales and marketing in the pharmaceutical industry. Our Board also consists of individuals with significant experience in the pharmaceutical and biotechnology industries. As of February 21, 2025, including our management team, we had approximately 96 full time employees, of which 82 are located in the United States and 14 are located in Europe. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe our relationship with our employees is good. Although we have consolidated our offices to Queensbury, New York, the majority of our employees work remotely outside of the Queensbury area.
As required, we also engage consultants to provide services to us, including those related to marketing, quality assurance, manufacturing, and corporate services.
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
We have developed corporate policies and guidelines to define our expectations regarding professional behavior. Our policies and practices apply to all employees, regardless of title. These guidelines include our Code of Business Conduct and Ethics, policies for corporate disclosure, insider trading and whistle-blowers.
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
Risks Related to Our Business and Financial Condition
We have incurred significant losses since inception and continuing losses may exhaust our capital resources.
As of December 31, 2024, we had $32.4 million in cash and cash equivalents and $20.8 million in short-term investments. We have a substantial accumulated deficit and recurring operating losses. We are not profitable and have incurred losses in each year since commencing operations. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $26.4 million and $47.7 million, respectively, and may continue to incur losses in 2025. To date, we have funded operations through a combination of private placements and public offerings of our securities and debt financing, including convertible notes, as well as revenue from HEPZATO and CHEMOSAT. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to further commercialize our products in the United States and the European Union and any other jurisdictions where we may receive regulatory approval for our products or conduct future product development, if any, including clinical trials for new product candidates or for HEPZATO or CHEMOSAT in additional indications for which we do not currently have regulatory approval.
Our prior losses and potential future losses have had and would continue to have an adverse effect on our stockholders’ equity and working capital. Our ability to generate additional product revenue from HEPZATO and CHEMOSAT or future product candidates, if any, also depends on a number of additional factors, including our ability to:
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
•establish and maintain supply and manufacturing relationships, under commercially reasonable terms, with third parties, and ensure adequate, scaled up and legally compliant manufacturing of necessary components, including melphalan, bulk drug substances, drug products, and those used to manufacture the medical device, to maintain sufficient supply;
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
We may need additional capital to maintain our operations. If we cannot raise additional capital, our potential to generate future revenues may be significantly limited if such capital is then necessary in order to further commercialize CHEMOSAT and HEPZATO, or conduct future product development, including clinical trials, if any.
Developing and commercializing pharmaceutical products, including conducting preclinical testing and clinical trials and the commercialization process, including manufacturing, are long, expensive, and highly uncertain processes and failure can unexpectedly occur at any stage of clinical development, including following commercial launch.
Our expenses will increase, particularly as we continue to commercialize HEPZATO in the United States, including expenses related to product sales, marketing, manufacturing and distribution. If we are not able to generate significant revenue from either or both of HEPZATO and CHEMOSAT, we may require additional substantial financing to further commercialize our products or to conduct future product development, if any, including clinical trials for new product candidates or for additional indications for which we do not currently have regulatory approval in the United States and the European Union, or in any other jurisdictions where we may receive regulatory approval. In the absence of potential proceeds from cash exercises of currently outstanding warrants and/or significant revenue from either or both of HEPZATO and CHEMOSAT, we may require substantial additional funding to continue the commercialization of HEPZATO in the United States, complete product development projects or clinical trials. If we are unable to raise additional capital or generate significant revenue from either or both of HEPZATO and CHEMOSAT, our ability to complete product development projects or clinical trials, including trials for HEPZATO and CHEMOSAT, in additional indications, may be impaired, which could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in generating product revenue, we do not know if additional financing will be available on commercially reasonable terms or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions or contractual obligations, such as restrictive covenants that are sometimes included in debt financing.
Our liquidity and capital requirements will depend on numerous factors, including:
•our ability to successfully sell HEPZATO in the United States and CHEMOSAT in Europe;

•the outcome of any of our ongoing and future clinical trials;
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
We have in the past, and may in the future, become subject to litigation or claims arising in or outside the ordinary course of business (other than intellectual property infringement actions) that could negatively affect our business operations and financial condition, including securities class actions and shareholder derivative actions, both of which are typically expensive to defend. Such claims and litigation proceedings may be brought by third parties, including our competitors, advisors, service providers, partners or collaborators, employees, and governmental or regulatory bodies. For information on past legal proceedings, please see “Item 3. Legal Proceedings.” Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. We may not be able to determine the amount of any potential losses and other costs we may incur due to the inherent uncertainties of litigation and settlement negotiations. In the event we are required or decide to pay amounts in connection with any claims or lawsuits, such amounts could be significant and could have a material adverse impact on our liquidity, business, financial condition and results of operations. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future operating results, our cash flows or both. As the result of a dispute, we may be unable to maintain our existing directors’ and officers’ liability insurance in the future at satisfactory rates or adequate coverage amounts and may incur significant increases in insurance costs.
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
Risks Related to Manufacturing, Commercialization and Market Acceptance of CHEMOSAT and HEPZATO
We have limited experience as a commercial company and generating revenue from product sales. If the continued commercialization of HEPZATO is unsuccessful or any future approved products are unsuccessful, we may never be profitable.
We received approval by the FDA for HEPZATO in the United States in August 2023 and began generating revenue from product sales during 2024. Our ability to become and remain profitable is heavily dependent on our ability to generate substantial revenue from HEPZATO for the treatment of mUM. The success of our continued commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure adequate healthcare coverage and the acceptance of HEPZATO by patients and third-party payors. If HEPZATO, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully continue to commercialize HEPZATO in the United States, we may be unable to achieve or maintain profitability, unless HEPZATO is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of HEPZATO, or any future approved products, or if or when we might achieve profitability.
If we are unsuccessful in accomplishing our objectives, or if our commercialization efforts do not develop as planned, we may not be able to continue to commercialize HEPZATO or any future approved products, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We must maintain or enter into acceptable arrangements for the supply of melphalan and other critical components of HEPZATO and CHEMOSAT and we may not be able to ensure adequate supply impacting our ability to successfully commercialize HEPZATO in the United States and CHEMOSAT in the EU or complete any future clinical trials.

Each manufacturer/supplier of components for the production of HEPZATO and CHEMOSAT must be in compliance with cGMPs. Our supply of critical components of HEPZATO and CHEMOSAT includes the use of one contracted supplier. In order to successfully commercialize HEPZATO, we also must be able to enter into long-term supply agreements for critical components, including melphalan and other device components, under commercially reasonable terms.
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
We currently have an agreement with one supplier of melphalan and, with the goal of minimizing the risk of a supply interruption, are in discussions with several melphalan abbreviated NDA holders who have indicated interest in supplying melphalan to us.
Although we are pursuing a variety of strategies to mitigate the risk of a supply interruption of commercial supply for our product, we cannot assure you that such interruption will not result in a loss of supply in the event an interruption is longer than anticipated or in the event regulatory action is taken against the supplier. In any such situation, this could have a material adverse impact on our business, operations and financial condition.
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
We manufacture certain components of our products, including our proprietary filter media, and assemble and package CHEMOSAT and HEPZATO at our facility in Queensbury, New York. We have established our European headquarters in Galway, Ireland and conduct finishing operations, assembly, packaging, labeling and distribution for CHEMOSAT at this facility. We currently utilize third parties to manufacture some components of CHEMOSAT and HEPZATO. We may have difficulty obtaining components for our products from our third-party suppliers in a timely manner or at all, which may adversely affect our ability to deliver CHEMOSAT and HEPZATO to purchasers. In addition, should countries begin to implement changes in trade regulations, tariffs, sanctions and export controls our ability to deliver CHEMOSAT and HEPZATO to purchasers in a timely manner may be adversely impacted and could require us to modify our current supply chain practices, which may impact our product costs, which, if not mitigated, could have a material adverse effect on our business and results of operations.
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
We have implemented quality systems throughout our organization designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the United States and those established by the ISO with respect to products sold in the European Union. We are required to maintain ISO 13485 certification for medical devices to be sold in the European Union, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. All of our facilities are presently ISO 13485:2016 certified. If our Queensbury, New York facility fails to maintain compliance with ISO 13485 and FDA cGMP or fails to pass facility inspection or audits, our ability to manufacture at the facility could be limited or terminated. In the future, we may manufacture and assemble CHEMOSAT and HEPZATO in our Galway, Ireland facility or elsewhere in the European Union, and any facilities in the European Union would have to obtain and maintain similar approvals or certifications of compliance.
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
We may not be successful in our efforts to expand the commercialization of CHEMOSAT in the European Union or United Kingdom, or of HEPZATO in the United States and CHEMOSAT or HEPZATO in other foreign countries. Each country requires a different commercialization strategy. Without a successful commercialization strategy tailored for each market, our efforts to promote and market CHEMOSAT and HEPZATO in each of our target markets may fail in any or all of those markets. If we are unsuccessful in accomplishing our objectives, or if our commercialization efforts do not develop as planned, we may not be able to successfully commercialize HEPZATO or any future approved products, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
If we are unable to maintain and, if necessary, expand sales and marketing capabilities and/or enter into agreements with third parties to utilize HEPZATO in the United States or other product candidates, we may not be successful in commercializing HEPZATO in the United States or any other of our product candidates if they are approved.
We have limited experience in the sale, marketing and distribution of pharmaceutical products in the United States. To achieve commercial success for HEPZATO and any other product candidates, if approved, for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support HEPZATO for the treatment of adult patients with unresectable hepatic-dominant mUM in the United States. We may need to further build our sales and marketing infrastructure, either directly or with third-party partners, to maintain our ongoing commercialization efforts and to commercialize HEPZATO in other indications or to commercialize any of our other product candidates for which we obtain marketing approval.
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
We may need to enter into collaborative arrangements with third parties to help market and sell CHEMOSAT and HEPZATO, but it may not be successful.
We may be unable to enter into necessary or desired collaborative agreements without additional clinical data or unable to continue a collaborative agreement as a result of unsuccessful future clinical trials. Additionally, we may face competition in the search for alliances. As a result, we may not be able to enter into alliances on acceptable terms, if at all. The success of any collaboration will depend upon our ability to perform our obligations under any agreements as well as factors beyond our control, such as the commitment of our collaborators and the timely performance of their obligations. The terms of any such collaboration may permit our collaborators to abandon the alliance at any time for any reason or prevent us from terminating arrangements with collaborators who do not perform in accordance with our expectations, or our collaborators may breach their agreements with us. The failure of any such collaboration could have a material adverse effect on our business.
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
•natural disasters, significant changes in the political, regulatory, safety or economic conditions in a country or region;

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
HEPZATO is now approved for the treatment of adult patients with unresectable hepatic-dominant mUM. The approval was based primarily on the results of the FOCUS Trial, a Phase 3, single arm, multicenter, open label study.
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
We are subject to ongoing regulatory obligations and oversight in the countries where HEPZATO and CHEMOSAT have been approved. For example, we may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. With HEPZATO’s approval, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product are subject to extensive and ongoing regulatory requirements. In addition, HEPZATO is subject to an extensive REMS program that we must implement and ensure compliance through reporting, auditing and corrective measures. Failure to comply with REMS requirements can result in the imposition of civil monetary penalties, among other things.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the ODA, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.
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
We continue to rely on third parties to conduct certain elements of clinical trials for CHEMOSAT and HEPZATO, should we seek to obtain regulatory approval for use of these products to treat additional indications for which we do not currently have regulatory approval, or for any future product candidates, if any, and if these third parties do not perform their obligations to us, we may not be able to obtain the necessary regulatory approvals for our products or product candidates, as applicable.
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
In other countries, until we obtain government reimbursement, we will rely on private payors or local pre-approved funds where available. There are also no assurances that third-party payors or government health agencies in Europe will reimburse use of CHEMOSAT in the long term or at all. Further, each country has its own protocols regarding reimbursement, so successfully obtaining third party or government health agency reimbursement in one country does not necessarily translate to similar reimbursement in another European country. Physicians, hospitals and other healthcare providers may be reluctant to purchase CHEMOSAT if they do not receive substantial reimbursement for the cost of using the product from third-party payors or government entities. The lack of adequate reimbursement may significantly limit sales opportunities in Europe.
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
In the United States, decisions about reimbursement for new medicines under Medicare are made by CMS, as the administrator for the Medicare program. On January 30, 2024, CMS announced an established permanent and product-specific J-Code (J9248) for HEPZATO, which became effective on April 1, 2024. J-Codes are part of the Healthcare Common Procedure Coding System, or HCPCS, as maintained by CMS. However, there is no guarantee that these billing codes, or the payment amounts, if any, associated with such codes will not change in the future.
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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.
Our operations are directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;
•HIPAA which created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•HIPAA, as amended by HITECH, and its implementing regulations, which impose certain requirements on covered entities, their respective business associates and covered subcontractors, and others relating to the privacy, security and transmission of individually identifiable health information;
•the federal transparency requirements under the ACA, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS information related to certain payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and
•state law and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information, such as Washington’s My Health My Data Act, or MHMD, in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including exclusion from payment by federal healthcare programs, civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.
We and the third parties with whom we work are subject to stringent and evolving United States and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to information privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class-action claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.
In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property and data.
Our data processing is subject to numerous domestic and foreign information privacy and security obligations such as various laws, regulations, guidance, industry standards, external and internal information privacy and security policies, contractual requirements, and other obligations relating to information privacy and security. The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country where the personal data were collected or used. In the United States we are subject to various state and federal information privacy and security regulations, including but not limited to, HIPAA as amended by

HITECH, which mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards designed to protect such information. For more information regarding risks associated with HIPAA, please refer to the section above that discusses risks associated with federal and state healthcare laws and regulations.
Moreover, in the United States, federal, state, and local governments have enacted numerous information privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Almost all states have enacted some sort of comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, (collectively, “CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties with whom we work.
Outside the United States, an increasing number of laws, regulations, and industry standards govern information privacy and security. For example, both the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) define personal data to include any information that relates to an identified or identifiable natural person with identifiable health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of their information. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In addition, we may transfer personal data from Europe and other jurisdictions to the United States or other countries and may be subject to EU regulations with respect to limiting the cross-border transfers of such data out of the European Economic Area (“EEA”) to the United States or other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom extension thereto (which allows for transfers to relevant United States-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business.
We are also bound by contractual obligations related to information privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning information privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
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
Preparing for and complying with information privacy and security laws has in the past and may in the future be time consuming, difficult and/or require us to devote significant resources. If we or the third parties with whom we work fail, or are perceived to have failed, to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data we could be subject to significant consequences including: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; reputational harm; or be forced to alter our business practices or change our business model. In particular, plaintiffs have become increasingly more active in bringing privacy-related class-action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may have a material adverse effect on us.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system and efforts to control healthcare costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delaying regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved.
On August 16, 2022, the IRA was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (and the maximum price as a result of the negotiations becoming effective beginning on January 1, 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D for price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were to be subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program, although the Medicare Drug Price negotiation Program is currently subject to legal challenges. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.
In January 2025 the second Trump administration will take office. This administration has promised to make impactful changes to American healthcare, including to regulatory agencies and drug pricing. It is difficult to predict the impact the Trump administration will have on us, however it is likely that the administration’s focus on tariffs, reforms of regulatory agencies including HHS, and general changes to healthcare will impact us in some way.

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
We do not have patent rights in certain foreign countries in which a market for our product and technologies exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. The complexity and uncertainty of European patent laws have increased in recent years. In Europe, the new unitary patent system that came into effect in June of 2023, would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product and technologies.

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
Patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement, and defense of our patents and applications. Furthermore, the United States Supreme Court and the United States Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. For example, recent judicial decisions in the United States raised questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain and enforce or defend additional patent protection in the future.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the United States tax laws. For example, effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Although there have been legislative proposals to repeal or defer the capitalization requirement to later years, the provision may not actually be repealed or otherwise modified. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future United States tax expense.
Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.
Portions of our net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a taxable year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2023 and before 2027. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.
Tax authorities could reallocate our taxable income among our subsidiaries, which could increase our overall tax liability.
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, future changes in United States and non-United States tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the United States Internal Revenue Service, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such challenge or disagreement were to occur or change in tax law were enacted, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Risks Related to Our Common Stock
The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.
The trading price of our common stock has been, and we expect it to continue to be, volatile. For example, the closing trading price of our common stock has varied between a high of $12.64 on December 2, 2024, and a low of $3.72 on March 14, 2024. The price at which our common stock trades depends upon a number of factors, including historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our common stock to fluctuate are the risks described elsewhere in this “Risk Factors” section and other factors, including:
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
•the commencement or outcome of litigation or investigations involving us (or our management), our general industry or both;
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
As of December 31, 2024, 33,061,002 shares of common stock are issued and outstanding, and we have reserved 13,539,532 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans, outstanding warrants and preferred stock.
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
We and the third parties with whom we work rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems, or our data, could have a material adverse effect on our business, including by not limited to regulatory investigations or actions; litigation;

fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.
We and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property and trade secrets (collectively, “sensitive information”) in our day-to-day operations.
Similar to other companies, the size and complexity of our information technology systems makes them vulnerable to a variety of evolving threats, including cyber-attack, malicious intrusion, breakdown, destruction, loss of information privacy, or other significant disruption that threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. While we have contracted with a third party vendor to increase the cybersecurity trainings for all employees there can be no guarantee that future phishing attempts won't be successful.
We have in the past and may in the future expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to sensitive information, or otherwise compromise our confidential or proprietary information and disrupt our operations. Applicable information privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class-action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.
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
We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $700.0 million measured on the last business day of our second fiscal quarter, we qualify again as a “smaller reporting company” as defined in the Exchange Act. Accordingly, we may provide less public disclosure than larger public companies, including, the inclusion of only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition and results of operations disclosure. We are also not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our common stock and the market price for our common stock may be more volatile.
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, global geopolitical conflicts, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in economic growth, supply chain shortages and disruptions, increases in inflation rates, higher interest rates and uncertainty about economic stability. The economic environment may continue to be, or become, less favorable than that of past years. Higher costs for goods and services, inflation, deflation, trade tensions, global geopolitical tensions, the imposition of tariffs or other measures that create barriers to or increase the costs associated with international trade, overall economic slowdown or recession and other economic factors in the United States or in any other markets in which we operate could adversely affect our operations and operating results.
The Federal Reserve has raised interest rates multiple times over the past few years in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with the risk of government shutdowns reduced government spending and volatility in financial markets may increase economic uncertainty. Similarly, public health crises and ongoing global geopolitical conflict has at times created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly and/or more dilutive.
Further downgrades of the United States credit rating, automatic spending cuts, or a government shutdown could negatively impact our liquidity, financial condition and earnings.
The United States debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although United States lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. The impact of any downgrades to the United States government’s sovereign credit rating or its perceived creditworthiness could adversely affect the United States and global financial markets and economic conditions. Moreover, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the United States federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Environmental, social and governance matters and any related reporting obligations may impact our business.
United States and international regulators, investors and other stakeholders are increasingly focused on environmental, social and governance matters. For example, new domestic and international laws and regulations relating to environmental, social and governance matters, including environmental sustainability and climate change, human capital management and cybersecurity, are under consideration or being adopted, which may include specific, target-driven disclosure requirements or obligations. Our response could require additional investments and implementation of new practices and reporting processes, all entailing additional compliance risk.
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

The Company’s Chief Finance Officer (“CFO”) and Associate Vice President of Information Technology (“AVPIT”) help identify, assess and manage cybersecurity risk, including input from employees, and devote resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats. The CFO and AVPIT identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example maintaining manual and automated tools, conducting scans of threats and actors, subscribing to reports and services that identify cybersecurity threats, evaluating threats reported to us, completing internal and external audits, using external intelligence feeds and completing third-party threat assessments.
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
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our AVPIT along with management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Board, which evaluates our overall enterprise risk.
The CFO and AVPIT, who has over thirty years of experience in information technology and has both a computer science and information science degree, are responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Board. We support our information security program with external resources including cybersecurity software providers and advisors as needed.
We have a vendor management process to manage cybersecurity risks associated with our use of external providers that includes a risk assessment, reviews of vendor audits and reports, and we also impose certain contractual information security obligations on vendors. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework.
The Board, as part of its general oversight function, participates in discussions with senior management and amongst themselves regarding cybersecurity risks. With the assistance of the Company’s most senior IT manager, we review annually the cyber and data security risks of our overall IT environment. We assess cybersecurity risk and the overall environment which includes devices, IT systems, websites, social media accounts, manufacturing technology/systems and suppliers/vendors. The oversight from the Board includes material changes to relevant policies, procedures, employee training and elements of the overall environment, as necessary, and senior management provides an update to the Board on emerging cyber threats. The Board has access, as requested, to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.
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
We face a number of cybersecurity risks in connection with our business. For more information about the cybersecurity risks we face, see the risk factor entitled “We and the third parties with whom we work rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems, or our data, could have a material adverse effect on our business, including by not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences” in Item 1A- Risk Factors.
Item 2. Properties.
Our corporate offices occupy 10,320 square feet at 566 Queensbury Avenue in Queensbury, New York. The corporate office is owned by the Company. We also own a building comprised of approximately 6,000 square feet at 95-97 Park Road in Queensbury, New York. We lease approximately 18,000 square feet of space at 2 Country Club Road in Queensbury, New York. These Queensbury facilities house manufacturing, quality assurance and quality control, research and development, and office space functions. We also own approximately four acres of land at 12 and 14 Park Road in Queensbury, New York. In addition, we sub-lease a facility for office and manufacturing comprised of approximately 2,409 square feet at 19 Mervue, Industrial Park in Galway, Ireland under a lease agreement that expires in August 2026.

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
medac Matter
See Note 15 - “Commitment and Contingencies - Litigation, Claims and Assessments - medac Matter” in the accompanying notes to our consolidated financial statements for more information.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information.
Our common stock, par value $0.01 per share, is traded on The Nasdaq Capital Market under the symbol “DCTH.”
Holders.
On February 21, 2025, there were 58 holders of record of our common stock based on information furnished by Equiniti Trust Company, LLC, the transfer agent for our securities.
Dividend Policy.
We have never declared or paid cash dividends on our common stock and have no intention to do so in the foreseeable future.
Recent Sales of Unregistered Securities.
See Note 13 - “Stockholders' Equity” in the accompanying notes to our consolidated financial statements for more information.
Repurchases of Equity Securities.
We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2024.
Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are an interventional oncology company focused on the treatment of primary and metastatic cancers to the liver. Our lead product, the HEPZATO KIT was approved by the FDA on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT for the treatment of metastatic hepatic dominant uveal melanoma (“mUM”) took place in January 2024.
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
As of March 5, 2025, 16 facilities have treated at least one patient with the HEPZATO KIT.
In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers in the liver. On February 28, 2022, CHEMOSAT received MDR certification under the European Medical Devices Regulation (EU)2017/745, which may be considered by jurisdictions when evaluating reimbursement. We have assumed responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
On May 6, 2024, we announced the publication of results from our Phase 3 FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), including an Overall Response Rate (“ORR”) of 36.35, which included 7.7% of patients with Complete Response, as determined by an Independent Review Committee. An ORR of 36.3% in the FOCUS study was statistically significantly better than the pooled ORR estimate (a weighted mean of the observed ORR) of 5.5% in the historical control group. We expect that the publication will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States.
In addition to HEPZATO’s FDA approved use to treat mUM, we believe that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic breast cancer, metastatic neuroendocrine tumors, and intrahepatic cholangiocarcinoma. The focus of our current and planned clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in a broader set of liver dominant cancer indications either as monotherapy or in combination or sequenced with current standard of care therapeutics such as immunotherapy. The ongoing and planned trials may support eventual regulatory submissions for label expansion in the United States as well as support increased clinical adoption and reimbursement in various jurisdictions including the United States and Europe.
Our IND application for a Phase 2 clinical trial evaluating HEPZATO in combination with standard of care (SOC) for mCRC was cleared by the FDA in December 2024. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the second half of 2025. The trial’s primary endpoint, hepatic progression-free survival (hPFS), is anticipated to read out by the end of 2027, while overall survival (OS), a secondary endpoint, is expected in 2028. We estimate that the total addressable market (TAM) for liver-dominant mCRC receiving third-line treatment is between 6,000 and 10,000 patients annually in the United States. This market includes patients who present with significant liver disease burden, with liver-dominant status determined through radiological and clinical criteria. By targeting this patient population, we aim to provide a novel treatment option for those with limited therapeutic alternatives.
We also plan to begin a study evaluating HEPZATO in combination with SOC for liver-dominant metastatic breast cancer in the second half of 2025. We believe that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.
Liquidity and Capital Resources
On December 31, 2024, we had cash and cash equivalents totaling $32.4 million and short-term investments totaling $20.8 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million on December 31, 2023. During the years ended December 31, 2024, and 2023, we used $18.7 million and $31.3 million, respectively, of cash in our operating activities, and $10.6 million and $6.3 million, respectively, for principal payments of outstanding debt.
We have historically funded our operations primarily with proceeds from sales of common stock, warrants and prefunded warrants for the purchase of common stock and from the exercise of such warrants, sales of preferred stock, proceeds from the issuance of convertible debt and borrowings under loan and security agreements. In 2024, we were able to partially fund operations from the revenue produced by the sales of HEPZATO and CHEMOSAT along with sales of common stock, warrants and prefunded warrants.
We believe that our current cash on hand, cash equivalents and investments will be sufficient to support our current operations through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. Our actual future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the resolution of any disputes with third parties; and the effect of competing technological and market developments.
Capital Commitments
Our capital commitments over the next twelve months include $6.1 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement. Additional capital commitments beyond the next twelve months include (a) $0.8 million for settlement of litigation with medac and (b) $1.3 million of lease liabilities.
Sources of Liquidity
ATM Sales Agreement
We previously entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the

Sales Agent, shares of its common stock from time to time. Pursuant to a prospectus supplement (the “ATM Prospectus Supplement”), filed with the SEC on February 27, 2023, the Company could sell shares of common stock under the ATM Sales Agreement up to an aggregate of $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the twelve months ended December 31, 2024.
The registration statement the ATM Prospectus Supplement was part of, expired on July 1, 2024, and no further common stock will be sold pursuant to the ATM Sales Agreement until such time as an applicable prospectus supplement is filed.
Avenue Loan Agreement
On August 6, 2021, we entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P. (the “Lender,” or “Avenue”) for a term loan in an aggregate principal amount of up to $20.0 million (the “Avenue Loan”).
Our final payment occurred on August 1, 2024, and Avenue has released us from all obligations and returned all security interests back to the Company.
Rosalind Loan Agreement
On August 6, 2021, we executed an agreement to amend the Senior Secured Promissory Notes entered into with Rosalind (the “Rosalind Notes”) which bore interest at 8% per annum. Pursuant to their original terms, the Rosalind Notes were convertible into Series E Preferred Stock at a price of $1,500 per share and were to mature on July 16, 2021. The agreement was amended to (i) reduce the conversion price to $1,198 per share of the Company’s Series E Convertible Preferred Stock; and (ii) extend the maturity date to October 30, 2024. In addition, the holders of the Rosalind Notes agreed to subordinate all of the Company’s indebtedness and obligations to Avenue and all of the holders’ security interest, to the Avenue Loan and Avenue’s security interest in the Company’s property.
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
Also on March 27, 2023, we entered into a securities purchase agreement with the our Chief Executive Officer, Gerard Michel, pursuant to which we agreed to issue and sell, in a private placement (the “Common Offering”, and together with the Series F Preferred Offering, the “March 2023 Private Placements”), (i) 19,646 shares of common stock, (ii) tranche A warrants to acquire 31,110 shares of common stock (the “Common Tranche A Warrants”, and together with the Preferred Tranche A Warrants, the “Tranche A Warrants”) and (iii) tranche B warrants to acquire 16,666 shares of common stock (the “Common Tranche B Warrants”, and together with the Preferred Tranche B Warrants, the “Tranche B Warrants”) for an approximate aggregate offering price of $0.1 million.
On June 12, 2023, the stockholders approved the March 2023 Private Placements at the annual general meeting of stockholders and therefore, the Preferred Warrants and Common Warrants issued in the March 2023 Private Placements became exercisable. The exercise of all such Preferred Warrants and Common Warrants would generate approximately $60.0 million in proceeds to us. During the year ended December 31, 2023, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million into 34,859 shares of Series F-3 Preferred Stock, which were subsequently converted into shares of common stock in accordance with the terms of the Certificate of Designation and Rights relating to the Series F Preferred Offering and all of the Common Tranche A Warrants were exercised for an aggregate exercise price of $0.1 million into 31,110 shares of common stock. During the year ended December 31, 2024, 24,900 shares of Preferred Tranche B Warrants were exercised for an aggregate exercise price of $24.9 million, and all of the Common Tranche B Warrants were exercised for an aggregate exercise price of $0.1 million into 16,666 shares of common stock.
As of December 31, 2024, 81,424 shares of our Series F-1, F-2, F-3 and F-4 Preferred Stock were converted into 18,755,206 shares of common stock.
March 2024 Private Placement
On March 14, 2024, we and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which we agreed to sell and issue to the Investors in a private placement (the “March 2024 Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 with an exercise price of $0.01. As of December 31, 2024, the Pre-Funded Warrants have been exercised in full.
The March 2024 Private Placement closed on March 19, 2024. We received gross proceeds of approximately $7.0 million, before deducting offering expenses payable by us.
Results of Operations

	Year ended December 31,
(In thousands)	2024	2023
Total revenues	$37,205	$2,065
Cost of goods sold	(6,188)	(635)
Gross profit	31,017	1,430
Research and development expenses	13,874	17,502
Selling, general and administrative expenses	29,553	22,110
Total operating expenses	43,427	39,612
Operating loss	(12,410)	(38,182)
Interest and other income (expense)	(13,976)	(9,496)
Net loss	$(26,386)	$(47,678)
Revenue
We recorded approximately $37.2 million in product revenue during the year ended December 31, 2024. During the same period in 2023, we recorded $2.1 million in revenue. Our revenue increased $32.3 million due to the commercial launch of the HEPZATO KIT in the United States during the first quarter of 2024. There was also an increase in demand for CHEMOSAT in Europe with revenue increasing from $2.1 million in 2023 to $4.9 million in 2024.
Cost of Goods Sold
During the year ended December 31, 2024, we recorded $6.2 million in cost of goods sold. Cost of goods sold increased $5.6 million over the same period in 2023. This increase is directly related to the increase in revenue from the commercial launch of the HEPZATO KIT in the United States and the increase in demand for CHEMOSAT in Europe.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. For the year ended December 31, 2024, research and development expenses decreased to $13.9 million from $17.5 million for the year ended December 31, 2023, a decrease of $3.6 million or 21%. The decrease is primarily due to lower costs associated with the NDA submission and expanded access program costs offset by an increase in medical affairs and regulatory costs associated with an approved product.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the year ended December 31, 2024, selling, general and administrative expenses increased to $29.6 million from $22.1 million for the year ended December 31, 2023, an increase of $7.4 million or 34%. The increase is primarily due to commercial launch activities including marketing-related expenses and additional personnel in the commercial team.
Interest and other Income/Expense
Interest and other income (expense) in 2024 is primarily related to the change in fair value of the Tranche B Warrants liability, interest income associated with marketable securities which is then offset by interest expense related to our debt instruments. There was a decrease in interest expense for the twelve months ended December 31, 2024 compared to the same periods in 2023 related to the principal loan payments made during 2023 and 2024. An increase in warrant valuation occurred during the twelve months ended December 31, 2024 due to the final valuation of the Tranche B warrants at exercise.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain critical accounting estimates have a significant impact on amounts reported in the consolidated financial statements. A summary of those critical accounting estimates is below. Additional details surrounding Significant Accounting Policies can be found in Note 3 to our consolidated financial statements contained in this Annual Report on Form 10-K.
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
Our fair value measurements are generally related to a contingent liability, warrant liability, investments, and stock-based compensation.
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
Warrant Liability
The valuation of the warrant liability was determined using option pricing models. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. In addition, we used probabilities of recording at least $10 million in quarterly United States revenue from the commercialization of HEPZATO as inputs in the model to determine the fair value of warrants liability. We adjusted the fair value of the warrant liability at the end of each reporting period and calculated a final valuation at exercise for each warrant.
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
Tax Valuation Allowance

A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized based on the weight of available evidence, both positive and negative. Due to our cumulative loss position and history of operating losses, a full valuation allowance against our net deferred tax assets was considered necessary. We will continue to monitor our cumulative loss position and forecasts and reevaluate the need for a valuation allowance as it could be reversed in future periods.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Delcath Systems Inc. (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2018.
New York, NY
March 6, 2025

DELCATH SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$32,412	$12,646
Restricted cash	—	50
Short-term investments	20,821	19,808
Accounts receivable	10,890	241
Inventories	6,933	3,322
Prepaid expenses and other current assets	2,704	1,091
Total current assets	73,760	37,158
Property, plant and equipment, net	1,790	1,352
Right-of-use assets	1,039	103
Total assets	$76,589	$38,613
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$961	$1,012
Accrued expenses	5,078	5,249
Lease liabilities, current	105	37
Loan payable, current	—	5,239
Convertible notes payable, current	—	4,911
Total current liabilities	6,144	16,448
Warrant Liability	—	5,548
Lease liabilities, non-current	933	—
Other liabilities, non-current	766	840
Total liabilities	7,843	22,836
Commitments and contingencies (see Note 15)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 14,192 and 24,819 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 33,061,002 shares and 22,761,554 shares issued and outstanding at December 31, 2024 and 2023, respectively	331	228
Additional paid-in capital	599,881	520,576
Accumulated deficit	(531,548)	(505,162)
Accumulated other comprehensive income	82	135
Total stockholders’ equity	68,746	15,777
Total liabilities and stockholders’ equity	$76,589	$38,613
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023
Product revenue	$37,205	$2,065
Cost of goods sold	(6,188)	(635)
Gross profit	31,017	1,430
Operating expenses:
Research and development expenses	13,874	17,502
Selling, general and administrative expenses	29,553	22,110
Total operating expenses	43,427	39,612
Operating loss	(12,410)	(38,182)
Change in fair value of warrant liability	(14,071)	(7,998)
Interest income (expense), net	125	(1,439)
Other expense	(30)	(59)
Net loss	(26,386)	(47,678)
Other comprehensive (loss) income:
Unrealized gain on investments adjustments	(22)	157
Foreign currency translation adjustments	(31)	61
Total comprehensive loss	$(26,439)	$(47,460)
Common share data:
Basic and diluted loss per common share	$(0.93)	$(2.94)
Weighted average number of basic and diluted shares outstanding	28,511,393	16,229,931
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Year ended December 31, 2024
	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
Balance at January 1, 2024	24,819	$—	22,761,554	$228	$520,576	$(505,162)	$135	$15,777
Compensation expense for issuance of stock options	—	—	—	—	9,571	—	—	9,571
Compensation expense for issuance of employee stock option plan	—	—	—	—	196	—	—	196
Private placement - issuance of common stock, net of expenses	—	—	876,627	8	6,763	—	—	6,771
Issuance of common stock with the employee stock purchase plan	—	—	71,558	1	249	—	—	250
Issuance of preferred and common stock related to warrant exercise - F-4 (Tranche B)	2,150	—	3,808,327	38	44,581	—	—	44,619
Issuance of common stock related to warrant exercises - Series E and E-1	—	—	1,045,157	10	16,298	—	—	16,308
Issuance of common stock related to conversion of F-3 Preferred to Common	(11,020)	—	2,448,886	25	(25)	—	—	—
Issuance of common stock related to conversion of F-2 Preferred to Common	(1,457)	—	441,514	4	(4)	—	—	—
Issuance of common stock related to conversion of Series E Preferred to Common	(300)	—	30,000	1	—	—	—	1
Issuance of common stock related to warrant exercise - Pre-funded	—	—	1,307,706	13	(3)	—	—	10
Issuance of common stock related to stock option exercises	—	—	269,673	3	1,679	—	—	1,682
Net loss	—	—	—	—	—	(26,386)	—	(26,386)
Unrealized gain on investments adjustments	—	—	—	—	—	—	(22)	(22)
Foreign currency translation adjustments	—	—	—	—	—	—	(31)	(31)
Balance at December 31, 2024	14,192	$—	33,061,002	$331	$599,881	$(531,548)	$82	$68,746
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC
Consolidated Statements of Stockholders’ Equity, Continued
(in thousands, except share and per share data)

	Year Ended December 31, 2023
	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Total
Balance at January 1, 2023	11,357	$—	10,046,571	$100	$451,608	$(457,484)	$(83)	$(5,859)
Compensation expense for issuance of stock options	—	—	—	—	8,090	—	—	8,090
Compensation expense for issuance of employee stock option plan	—	—	—	—	61	—	—	61
Private placement - issuance of common stock, net of expenses	—	—	19,646	1	55	—	—	56
Issuance of common stock with the employee stock purchase plan	—	—	41,435	—	123	—	—	123
Issuance of common stock related to stock option exercises	—	—	819	—	4	—	—	4
Preferred share issuance	44,483	—	—	—	49,487	—	—	49,487
Conversion of Series E Preferred Shares to common stock	(100)	—	10,000	—	—	—	—	—
Conversion of Series F Preferred Shares to common stock	(30,921)	—	12,073,145	122	11,148	—	—	11,270
Issuance of common stock with common stock warrant exercises	—	—	569,938	5	—	—	—	5
Net loss	—	—	—	—	—	(47,678)	—	(47,678)
Unrealized gain on investments	—	—	—	—	—	—	157	157
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Balance at December 31, 2023	24,819	$—	22,761,554	$228	$520,576	$(505,162)	$135	$15,777
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,386)	$(47,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	9,767	8,151
Depreciation expense	134	128
Warrant liability fair value adjustment	14,071	7,998
Amortization of Right-of-Use Asset	95	271
Amortization of debt discount	460	776
Interest expense accrued related to convertible notes	133	160
Interest paid related to convertible notes	(847)	—
Amortization of premiums and discounts on marketable securities	(587)	(151)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,639)	1,029
Accounts receivable	(10,649)	125
Inventory	(3,611)	(1,324)
Accounts payable and accrued expenses	479	(199)
Other liabilities, non-current	(101)	(537)
Net cash used in operating activities	(18,681)	(31,251)
Cash flows from investing activities:
Purchases of investments	(52,453)	(19,651)
Maturities of investments	52,031	—
Purchase of property, plant and equipment	(559)	(58)
Net cash used in investing activities	(981)	(19,709)
Cash flows from financing activities:
Net proceeds from private placement	6,771	22,960
Proceeds from the issuance of common stock relating to the employee stock purchase plan	250	123
Repayment of Debt	(10,610)	(6,313)
Proceeds from the exercise of warrants	41,317	35,004
Proceeds from the exercise of stock options	1,682	4
Net cash provided by financing activities	39,410	51,778
Foreign currency effects on cash	(32)	56
Net increase in total cash	19,716	874
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	12,696	11,822
End of period	$32,412	$12,696
Cash, Cash Equivalents and Restricted Cash consisted of the following:
Cash	$32,412	$12,646
Restricted Cash	—	50
Total	$32,412	$12,696

	Years Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$1,236	$1,459
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$1,029	$84
Conversion of mezzanine equity to common shares	$—	$11,269
Conversion of mezzanine equity to preferred shares	$—	$7,099
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023

(1)    Description of Business
Delcath Systems, Inc. (“Delcath” or “the Company”) is an interventional oncology company focused on the treatment of cancers primary or metastatic to the liver. The Company’s lead product, the HEPZATOTM KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product (“HEPZATO” or “HEPZATO KIT”), was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT for the treatment of metastatic uveal melanoma (“mUM”) occurred in January 2024.
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
In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan (“CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers in the liver. On February 28, 2022, CHEMOSAT received Medical Device Regulation (“MDR”) certification under the European Medical Devices Regulation (EU) 2017/745, which may be considered by jurisdictions when evaluating reimbursement.
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
In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic breast cancer, metastatic neuroendocrine tumors and intrahepatic cholangiocarcinoma.
The Company’s IND application for a Phase 2 clinical trial evaluating HEPZATO in combination with standard of care (SOC) for mCRC was cleared by the FDA in December 2024. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the second half of 2025. The trial’s primary endpoint, hepatic progression-free survival (hPFS), is anticipated to read out by the end of 2027, while overall survival (OS), a secondary endpoint, is expected in 2028. The Company estimates that the total addressable market (TAM) for liver-dominant mCRC receiving third-line treatment is between 6,000 and 10,000 patients annually in the United States. This market includes patients who present with significant liver disease burden, with

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023

liver-dominant status determined through radiological and clinical criteria. By targeting this patient population, the Company aims to provide a novel treatment option for those with limited therapeutic alternatives.
The Company also plans to begin a study evaluating HEPZATO in combination with SOC for liver-dominant metastatic breast cancer in 2025. The Company believes that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.
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
In addition, high rates of inflation have resulted in the United States Federal Reserve raising interest rates. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks. Furthermore, if additional banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company or its partners’ ability to access existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on the Company’s business and financial condition, including the Company’s ability to access additional capital on favorable terms, or at all, which could in the future negatively affect the Company’s ability to pursue its business strategy.
Liquidity
The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The substantial doubt previously disclosed has been alleviated due to the cash on hand, cash equivalents and investments held on December 31, 2024 and through the issuance of this Annual Report on Form 10-K. In 2024, due to the commercialization of HEPZATO and increased demand for CHEMOSAT, the Company was able to partially fund operations from the revenue produced by the sales of these products. Further increases of cash on hand, cash equivalents and investments were due to the sales of common stock through stock option exercises and the March 2024 PIPE plus exercises of Series E, Series E-1, Tranche B and prefunded warrants.
On December 31, 2024, the Company had cash and cash equivalents totaling $32.4 million and short-term investments totaling $20.8 million, as compared to cash, cash equivalents and restricted cash totaling $12.7 million and short-term investments totaling $19.8 million at December 31, 2023. During the twelve months ended December 31, 2024, the Company used $18.7 million of cash in its operating activities and $10.6 million for principal payments.
The Company believes that the current cash on hand, cash equivalents, investments and revenue produced by sales will be sufficient to support current operations through at least 12 months from the issuance of the consolidated financial statements included in this Annual Report on Form 10-K. Actual future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the resolution of any disputes with third parties; and the effect of competing technological and market developments.
The Company’s capital commitments over the next twelve months include $6.1 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement. Additional capital commitments beyond the next twelve months include (a) $1.3 million of lease liabilities; and (b) $0.8 million for settlement of litigation with

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023

medac. For more information on the medac settlement, see Note 15 - “Commitment and Contingencies - Litigation, Claims and Assessments - medac Matter”.
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
Investments
Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration Treasury bills (T-bills). At December 31, 2024, all investments held by the Company had remaining contractual maturities of less than six months.
Accounts Receivable
Accounts receivable, principally trade, are generally due within 30 to 60 days and are stated at amounts due from customers. Collections and payments from customers are monitored and a provision for estimated credit losses may be created based upon historical experience and specific customer collection issues that may be identified.
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
for the Years Ended December 31, 2024 and 2023

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
for the Years Ended December 31, 2024 and 2023

based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Revenue Recognition
Revenue is generated from proprietary and partnered product sales. Revenue is recognized when or as the Company transfers control of the promised goods to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods.
The Company does not currently have any but may enter into contracts with partners that contain multiple elements such as licensing, development, manufacturing, and commercialization components. These arrangements are often complex, and the Company may receive various types of consideration over the life of the arrangement, including up-front fees, reimbursements for research and development services, milestone payments, payments on product shipments, margin sharing arrangements, license fees and royalties.
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
Each of these steps in the revenue recognition process requires management to make judgments and/or estimates. The most significant judgements and estimates involve the determination of variable consideration to be included in the transaction price. The Company does not have variable consideration and no estimates or adjustments were required to be recognized during this step. Management believes this provides a reasonable basis for recognizing revenue; however, actual results could differ from estimates and significant changes in estimates could impact the Company’s results of operations in future periods.
As required by ASC 606, the Company disaggregates its revenue into the categories of product revenue and other revenue. In 2024, the Company recognized only product revenue. See Note 4, Revenue, in the accompanying notes to the consolidated financial statements for further detail.

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
for the Years Ended December 31, 2024 and 2023

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
Stock Based Compensation
The Company accounts for its share-based compensation in accordance with the provisions of ASC 718, Stock-Based Compensation, which establishes accounting for equity instruments exchanged for services. Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period, which is generally the vesting period of the equity grant. The Company accounts for forfeitures as they occur. The Company expenses its share-based compensation granted under the accelerated method, which treats each vesting tranche as if it were an individual grant.
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
Income Taxes
The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. See Note 16, Income Taxes, for additional information.
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
for the Years Ended December 31, 2024 and 2023

Translation adjustments arising on consolidation due to differences between average rates and balance sheet rates, as well as unrealized foreign exchange gains or losses arising from translation of intercompany loans that are of a long-term-investment nature, are recorded in other comprehensive income.
Subsequent Events
Management has evaluated events occurring subsequent to the consolidated balance sheet date, through March 6, 2025, which is the date the consolidated financial statements were issued, determining all subsequent events have been disclosed.
Recently Issued Accounting Pronouncements
ASU 2024-03, Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 18 Segment Information in the accompanying notes to the consolidated financial statements for further detail.
(4)    Revenue
The Company recognizes product revenue from sales of HEPZATO in the United States and CHEMOSAT in certain European countries in accordance with the five-step model in ASC 606, Revenue Recognition: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

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
Revenue by product for the periods indicated were as follows:

	Twelve Months Ended December 31,
(In thousands)	2024	2023
CHEMOSAT	$4,902	$2,065
HEPZATO KIT	32,303	—
Total revenue	$37,205	$2,065

Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of December 31, 2024, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue or accounts receivable concentration is greater than 10% of total revenue or total accounts receivable in the periods disclosed below.

For the twelve months ended and as of December 31, 2024	% of Revenue	% of Accounts Receivable
Customer 1	20.1%	10.1%
Customer 2	17.7%	30.2%
Customer 3	13.2%	3.4%
Customer 4	11.3%	16.8%
The concentration of credit risk for 2024 represents customers that purchased HEPZATO in the United States and percentages are calculated as of total revenue or accounts receivables for both HEPZATO and CHEMOSAT.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

For the twelve months ended and as of December 31, 2023	% of Revenue	% of Accounts Receivable
Customer 1	17.4%	—%
Customer 2	16.6%	—%
Customer 3	13.2%	21.1%
Customer 4	13.1%	10.5%
Customer 5	11.9%	10.5%
Customer 6	10.7%	20.2%
Customer 7	5.5%	10.9%
The concentration of credit risk in 2023 represents sales of CHEMOSAT in Europe.
(5)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains and losses on the Company’s marketable securities as of December 31, 2024:

	December 31, 2024
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$20,686	$135	$20,821
Classified as:
Short-term investments			$20,821

As of December 31, 2024, there was $0.1 million of interest receivable related to the outstanding debt securities held by the Company.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)
(6)    Inventory
Inventory consists of the following:

(In thousands)	December 31, 2024	December 31, 2023
Raw materials	$3,849	$1,443
Work-in-process	2,260	1,753
Finished goods	824	126
Total inventories	$6,933	$3,322
The Company has consignment agreements with approved hospitals and treatment centers. As of December 31, 2024, there was approximately $0.5 million in finished goods held at hospitals and treatment centers.
(7)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include the following:

(In thousands)	December 31, 2024	December 31, 2023
Clinical trial expenses	$222	$222
Insurance premiums	161	157
Professional services	762	133
Interest Receivable	125	151
Licenses	990	105
Software	164	90
Taxes	45	91
Other	235	142
Total prepaid expenses and other current assets	$2,704	$1,091
(8)    Property, Plant, and Equipment
Property, plant, and equipment consists of:

(In thousands)	December 31, 2024	December 31, 2023	Estimated Useful Life
Buildings and land	$1,318	$1,318	30 years - Buildings
Enterprise hardware and software	1,811	1,857	3 years
Leaseholds	1,585	1,787	Lesser of lease term or estimated useful life
Equipment	1,671	1,263	7 years
Furniture	232	202	5 years
Equipment in process	127	—
Property, plant and equipment, gross	6,744	6,427
Accumulated depreciation	(4,954)	(5,075)
Property, plant and equipment, net	$1,790	$1,352
Depreciation expense for both years ended December 31, 2024 and 2023 was $0.1 million, respectively.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)
(9)    Accrued Expenses
Current accrued expenses include the following:

(In thousands)	December 31, 2024	December 31, 2023
Clinical expenses	$615	$1,129
Compensation, excluding taxes	3,471	1,859
ESPP withholding	240	75
Professional fees	57	272
Interest on convertible note	—	713
Inventory	44	585
medac	208	221
Other	443	395
Total accrued expenses	$5,078	$5,249
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
For the years ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.3 million, respectively, of operating lease expense and $0.1 million and $0.2 million, respectively, was recorded for short-term leases.
In 2021, the Company entered into a sub-lease agreement (the “2021 Sub-Lease”) with its previous sub-lessee pursuant to which, effective August 2, 2021, the previous sub-lessee would become the lessee and the Company would then sublease its portion of the premises in Galway, Ireland from the previous sub-lessee. The Company’s annual rent expense under the 2021 Sub-Lease is less than $0.1 million for a term of five years.
In 2020, the Company entered into an amendment to a sub-lease agreement executed in 2016 for office space at 1633 Broadway, New York, New York. The Company ended the sublease for these former corporate offices in February 2024.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

The following table summarizes the Company’s operating leases as of December 31, 2024:

(In thousands)	U.S.	Ireland	Total
Lease cost
Operating cash flows from operating leases	$(120)	$(43)	$(163)
Weighted average remaining lease term	9.1	1.6
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2025	$144	$41	$185
Year ended December 31, 2026	144	24	168
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	152	—	152
Year ended December 31, 2029	157	—	157
Thereafter	643	—	643
Total	1,388	65	1,453
Less present value discount	(411)	(4)	(415)
Operating lease liabilities included in the consolidated balance sheets at December 31, 2024	$977	$61	$1,038
(11)    Loans and Convertible Notes Payable

	December 31, 2024			December 31, 2023
(In thousands)	Gross	Discount	Net	Gross	Discount	Net
Loans payable, current[1]	$—	$—	$—	$5,610	$(371)	$5,239
Convertible notes payable - current	—	—	—	5,000	(89)	4,911
Total - Loans and notes payable	$—	$—	$—	$10,610	$(460)	$10,150
[1]The gross amount for December 31, 2023 included the 4.25% final payment of $0.5 million.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

The Company determined that the embedded conversion option associated with the Avenue Loan did not require bifurcation and met the criteria for equity classification. In addition, the amendment was recorded under debt modification guidance. Aggregate debt discount amortization of $0.5 million and $0.8 million was recorded for the years ended December 31, 2024 and 2023, respectively. Interest expense incurred was $0.4 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively. The Avenue Loan matured on August 1, 2024 with a 16.20% rate at maturity. Avenue did not exercise its option to convert the principal amount of the Avenue Loan into shares of the Company’s common stock.
Convertible Notes Payable
The Company had $2.0 million of principal outstanding related to Senior Secured Promissory Notes (the “Rosalind Notes”) which bore interest at 8% per annum. Pursuant to their original terms, the Rosalind Notes were convertible into Series E Preferred Stock at a price of $1,500 per share and were to mature on July 16, 2021.
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
Interest expense relating to the Rosalind Notes was $0.1 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
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
The gross proceeds of $24.9 million from the Series F Preferred Offering was allocated first to the Preferred Warrant liabilities at their fair value of $4.9 million, with the residual of $20.0 million being allocated to the Series F-1 Preferred Stock.
In 2023, all of the Preferred Tranche A Warrants were exercised for an aggregate exercise price of $34.9 million and in 2024 all Preferred Tranche B Warrants were exercised for an aggregate exercise price of $24.9 million.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

respectively, rounded down to the nearest whole share, and in each case subject to the terms and limitations contained in the Certificate of Designation.
As of December 31, 2024, 81,424 shares of the Company’s Series F-1, F-2, F-3 and F-4 Preferred Stock were converted into 18,755,206 shares of common stock. As of December 31, 2024, there were 1,085 shares of Series F-2 Preferred Stock, no shares of Series F-3 Preferred Stock and 2,150 shares of Series F-4 Preferred Stock outstanding.
The outstanding Series F-2 and F-4 Preferred Stock are not mandatorily redeemable, redeemable at the holder’s election or contingently redeemable at the holder’s election (at this point, a Deemed Liquidation Event would potentially trigger pro rata liquidation payments to the preferred and common stockholders on a pro rata “as converted” basis). Accordingly, the outstanding Series F-2 and F-4 Preferred Stock are now classified as permanent equity.
The Company determined that the Preferred Warrants should be liability-classified. See Critical Accounting Estimates - Fair Value Measurements - Warrant Liability for a discussion of the accounting treatment of the Common Warrants and Preferred Warrants.
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
The aggregate exercise price of each of the Common Tranche A Warrants and Common Tranche B Warrants issued pursuant to the Common Offering is approximately $0.1 million each.
In 2023, all Common Tranche A Warrants were exercised and converted into 31,110 shares of common stock and in 2024 all Common Tranche B Warrants were exercised and converted into 16,666 shares of common stock.
Securities Purchase Agreement
On March 14, 2024, the Company and certain accredited investors (each an “Investor” and collectively, the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell and issue to the Investors in a private placement (the “March 2024 Private Placement”) (i) an aggregate of 876,627 shares of the Company’s common stock, par value $0.01 per share, at a purchase price of $3.72 per share, and (ii) to certain investors, in lieu of shares of common stock, 1,008,102 pre-funded warrants (the “Pre-Funded Warrants”) at a price per Pre-Funded Warrant of $3.71 with an exercise price of $0.01. The Pre-Funded Warrants were exercised in full in 2024.
The March 2024 Private Placement closed on March 19, 2024. The Company received gross proceeds of approximately $7.0 million, before deducting offering expenses payable by the Company.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

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
At-the-Market Offering
The Company has previously entered into a Controlled Equity OfferingSM Sales Agreement (“ATM Sales Agreement”), with Cantor Fitzgerald & Co. (the “Sales Agent”), pursuant to which the Company may offer and sell, at its sole discretion through the Sales Agent, shares of its common stock from time to time. Pursuant to a prospectus supplement (the “ATM Prospectus Supplement”), filed with the SEC on February 27, 2023, the Company could sell shares of common stock under the ATM Sales Agreement up to an aggregate of $17.0 million. To date, the Company has sold approximately $4.0 million of its common stock, prior to issuance costs, under the ATM Sales Agreement. No sales were made during the year ended December 31, 2024.
The registration statement the ATM Prospectus Supplement was part of expired on July 1, 2024 and no further common stock will be sold pursuant to the ATM Sales Agreement until such time as an applicable prospectus supplement is filed.
Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of December 31, 2024, the Company has designated the following preferred stock:

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

Designated Preferred Shares	December 31, 2024
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of December 31, 2024, there were an aggregate of 10,957 shares of Series E and Series E-1, 1,085 Series F-2, no Series F-3 and 2,150 Series F-4 Convertible Preferred Stock outstanding, respectively.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of December 31, 2024, there have been 7,125,000 shares of common stock reserved under the 2020 Plan, which includes an additional 2,000,000 shares approved by shareholders on May 23, 2024 and registered on Form S-8 registration statement, filed with the SEC on June 28, 2024, of which 2,343,767 remained available to be issued.
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
Inducement Plan
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of December 31, 2024, there have been 650,000 shares of common stock reserved under the 2023 Plan, of which 255,000 remain available to be granted.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

Stock Options
The following table sets forth information as of December 31, 2024 with respect to compensation plans (including individual compensation arrangements) under which shares of common stock of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,510,302	$6.77	2,343,767
Equity compensation plans not approved by security holders (1)	1,256,625	$8.86	255,000
Total	5,766,927	$7.23	2,598,767
(1)Includes (a) stock options for an aggregate of 499 shares of common stock issued under the Company’s 2019 Equity Incentive Plan, which allows for grants in the form of incentive stock options, non-qualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards to the Company’s officers, directors, employees, consultants, and advisors, including options to purchase shares of common stock at exercise prices not less than 100% of fair value on the dates of grant. As of November 2, 2020, no additional grants may be made under this plan, which has been superseded by the Company’s 2020 Omnibus Equity Incentive Plan; however, outstanding awards granted under this plan will remain outstanding and continue to be administered in accordance with the terms of this plan and the applicable award agreements; (b) pursuant to an employment agreement dated as of August 31, 2020 between the Company and Gerard Michel, the Company’s Chief Executive Officer, on October 1, 2020, a non-qualified and non-plan stock option “inducement award” to purchase 498,000 shares of the Company’s common stock in reliance on Nasdaq Rule 5635(c)(4) pursuant to the terms of a stock option award agreement between the Company and Mr. Michel; and (c) new hire inducement awards to purchase 758,126 shares of the Company’s common stock in reliance on Nasdaq Rule 5635(c)(4) pursuant to the terms of a stock option award agreement between the Company and 27 employees hired between 2022 and 2024.
The following tables include information for all options granted, including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions for new grants, on a weighted average basis, during the reporting periods:

	Years Ended December 31
	2024	2023
Expected terms (years)	5.2 - 5.9	0.8 - 5.9
Expected volatility	98.3% -128.6%	96.4.% - 172.8%
Risk-free interest rate	3.7% - 4.7%	3.9% - 5.4%
Expected dividends	0.00%	0.00%
The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2024 and 2023 was approximately $4.29 and $5.62 per share, respectively.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

The following is a summary of stock option activity for the year ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	4,183,232	$8.17	8.3	$147
Granted	2,312,096	5.26	8.6
Exercised	(269,673)	6.24
Expired	(106,910)	9.23
Cancelled/Forfeited	(351,818)	5.62
Outstanding at December 31, 2024	5,766,927	$7.23	7.5	$28,796

Exercisable at December 31, 2024	3,494,864	$8.35	6.5	$13,947
Unvested at December 31, 2024	2,272,063	$5.50	8.9	$14,849
The aggregate intrinsic value of stock options exercised was $1.0 million and less than $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. Total cash received as a result of stock option exercises was $1.7 million and less than $0.1 million for the years ended December 31, 2024 and December 31, 2023, respectively.
The following is a summary of share-based compensation expense in the statement of operations for the twelve months ended December 31, 2023 and December 31, 2024:

	Year Ended December 31,
(In thousands)	2024	2023
Selling, general and administrative	$6,690	$4,944
Research and development	2,286	2,837
Cost of goods sold	791	370
Total	$9,767	$8,151
At December 31, 2024, there was approximately $4.7 million of aggregate unrecognized compensation expense related to employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 0.9 years.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 260,295 shares of common stock to be purchased by participating employees of which 112,993 have been issued as of December 31, 2024 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

Common Stock Warrants
The following is a summary of common stock warrant activity for the year ended December 31, 2024:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2024	4,665,201	$7.76
Warrants issued(1)	1,612,056	.01
Warrants exercised	(3,071,563)	5.72
Warrants cancelled	(12,419)	10.00
Outstanding and exercisable at December 31, 2024	3,193,275	$5.80
(1) 1,008,102 of the warrants issued in 2024 were exercised in 2024. The remaining 603,954 warrants issued were converted to pre-funded warrants from Series E and E-1 Warrants during exercise.
The following table presents information related to common stock warrants at December 31, 2024:

	Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)
$0.01 (1)	1,341,375
$10.00 (2)	1,851,900	0.3
	3,193,275
(1) Pre-funded warrants with a $0.01 exercise price do not expire until exercised.
(2) As of February 28, 2025, 213,500 warrants were exercised with subsequent cash receipts of $2.1 million. These Series F warrants expire on May 5, 2025.
Preferred Stock Warrants
The following is a summary of preferred stock warrant activity for the year ended December 31, 2024:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)
Outstanding at January 1, 2024	24,900	$1,000	2.3
Warrants issued	—	—
Warrants exercised	(24,900)	$1,000
Outstanding and exercisable at December 31, 2024	—	$—
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

stock purchase plan, convertible notes and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.
At December 31, 2024 and 2023, the Company had 1,341,375 and 1,037,792 pre-funded warrants outstanding, respectively. The following tables provides a reconciliation of the weighted average shares outstanding calculation for the year-ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
Weighted average shares issued	27,571,541	15,039,630
Weighted average pre-funded warrants	939,852	1,190,301
Weighted average shares outstanding	28,511,393	16,229,931
For the years ended December 31, 2024 and 2023 the following potentially dilutive securities were excluded from the computation of diluted earnings per share because their effects would be antidilutive:

	December 31,
	2024	2023
Common stock warrants - equity	1,851,900	3,627,409
Assumed conversion of preferred stock warrants	—	4,149,994
Assumed conversion of preferred stock	1,782,842	4,344,909
Assumed conversion of convertible notes	—	488,031
Stock options	5,766,927	4,183,232
Assumed conversion of ESPP shares	35,513	21,140
Total	9,437,182	16,814,715
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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The first annual payment was made in May 2024.The Company has estimated the remaining fair value of the settlement to be $1.0 million as of December 31,

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

2024 and recorded $0.8 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s consolidated balance sheet as of December 31, 2024. See Note 17 - Fair Value Measurements in our consolidated financial statements for further detail.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to extend its term for five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of December 31, 2024, the Company has committed to purchase $2.5 million of melphalan under this Supply Agreement in 2025.
(16) Income Taxes
There is no income tax provision for the years ended December 31, 2024 and 2023, respectively.
Loss before income taxes consists of:

	For the Year Ended December 31,
(In thousands)	2024	2023
Domestic	$(26,806)	$(41,303)
Foreign	420	(6,375)
Income before taxes	$(26,386)	$(47,678)
The provision for income taxes differs from the amount computed by applying the statutory rate as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023
Income taxes using U.S federal statutory rate	$(5,541)	$(10,012)
Nondeductible interest	64	127
Branch income	151	(1,230)
State income taxes, net of federal benefit	(1,513)	(31)
Foreign rate differential	(67)	506
Valuation allowance	3,029	7,099
Stock option expense, exercises and cancellations	1,336	2,899
Research and development costs	(746)	(859)
Other	332	(179)
Derivative Charge	2,955	1,680
	$—	$—

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

Significant components of the Company’s deferred tax assets are as follows:

	For the Year Ended December 31,
(In thousands)	2024	2023
Deferred tax assets:
Employee compensation accruals	$2,182	$1,377
Accrued liabilities	707	54
Research tax credits	3,015	2,330
Lease obligation	249	4
Other	171	233
Research expense capitalization	6,927	5,441
Net operating losses	29,071	29,875
Total deferred tax assets	$42,322	$39,314

	For the Year Ended December 31,
(In thousands)	2024	2023
Deferred tax liabilities:
Right of use asset	$249	$13
Total deferred tax liabilities	249	13
Valuation allowance	42,073	39,301
Net deferred tax assets	$—	$—
As of December 31, 2024, and 2023, the Company had net operating loss carryforwards for United States federal income tax purposes of approximately $301.1 million and $307.6 million, respectively. A significant portion of the federal amount is subject to an annual limitation as low as $28 thousand as a result of changes in the Company’s ownership in May 2003, November 2016, and multiple dates throughout 2017, 2018, 2019, 2021 and 2023, as defined by Section 382 of the United States Internal Revenue Code of 1986, as amended (the “IRC”), and the related income tax regulations. As a result of the limitations caused by the multiple ownership changes, approximately $197.5 million of the total net operating loss carryforwards is expected to expire unutilized and will be unavailable to offset future federal taxable income. Approximately $103.6 million of net operating loss carryforwards remains available to offset future federal taxable income, of which $1.7 million will expire between 2024 and 2037 and $101.9 million will have an unlimited carryforward period.
In addition, the Company’s state net operating losses are also subject to annual limitations that generally follow the IRC Section 382 provisions (with the exception of Connecticut and Florida), adjusted for each state’s respective income apportionment percentages. As of December 31, 2024, and 2023, the Company had net operating loss carryforwards for states and city income tax purposes between approximately $0.6 million and $200.2 million and between approximately $0.8 million and $196.0 million, respectively, which expire through 2044. As a result of the Section 382 limitations, approximately $191.1 million and $175.4 million of New York State and New York City net operating losses are expected to expire unutilized and will be unavailable to offset future taxable income. Approximately $5.0 million and $4.9 million of net operating loss carryforwards, respectively, will be available to offset future state and city taxable income. As of December 31, 2024 and 2023, the Company had a net operating loss carryforward for foreign income tax purposes of $40.3 million and $43.3 million, respectively, which have indefinite carryforward periods. As of December 31, 2024 and 2023, the Company had federal research and development tax credit carryforwards of approximately $8.1 million and $7.4 million, respectively, which expire through 2044. As a result of the Section 382 limitations, all but $3.0 million of the tax credit carryforwards is expected to expire unutilized.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance increased by approximately $2.8 million and $7.0 million in 2024 and 2023, respectively. The change in valuation allowance is as follows:

	December 31,
(In thousands)	2024	2023
Beginning Balance	$39,301	$32,344
Charged to costs and expenses	3,028	7,099
Charged to other comprehensive income	(256)	(142)
Ending balance	$42,073	$39,301
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
The Company is subject to income tax in the United States, as well as various state and international jurisdictions. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company is no longer subject to federal and state examination for tax years ending prior to December 31, 2021; tax years ending December 31, 2021 through December 31, 2024 remain open to examination. The Republic of Ireland is the Company’s only significant foreign jurisdiction. The Company is no longer subject to Ireland tax examination for tax years ending prior to December 31, 2019 (as Ireland has not initiated an audit of 2018 as of December 31, 2024); tax years ending December 31, 2019 through December 31, 2024 remain open to examination. However, the Company’s tax years December 31, 1998 through December 31, 2024 generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.
The Company’s foreign subsidiaries have generally incurred losses since inception and the Company has no material undistributed earnings as of December 31, 2024.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)
(17)    Fair Value Measurements
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
The table below presents activity within Level 3 of the fair value hierarchy and the Company’s liabilities carried at fair value for the year ended December 31, 2024:

	Level 3
(In thousands)	Contingent Liabilities	Warrant Liabilities	Total
Balance at January 1, 2024	$996	$5,548	$6,544
Total change in foreign exchange rate	(49)	—	(49)
Warrant liability fair value adjustment	248	14,071	14,319
Change due to warrant exercise	—	(19,619)	(19,619)
Change due to liability payment	(221)	—	(221)
Balance at December 31, 2024	$974	$—	$974
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
As disclosed in Note 12 of the Company’s consolidated financial statements, the Company allocated part of the proceeds of the Series F Preferred Offering to warrant liability issued in connection with the transaction. The valuations of the warrants were determined using option pricing models. The Company concluded that the Preferred Warrants were not in the scope of Accounting Standards Codification, Distinguishing Liabilities from Equity (ASC 480) since the Preferred Warrants are not mandatorily redeemable; and do not have obligations to issue a variable number of shares of preferred stock. The Company determined the Preferred Warrants met the definition of a derivative in accordance with ASC 815 but were not considered indexed to the Company’s common stock since the warrants require early settlement by repurchasing the preferred warrants for cash in an amount equal to the Black-Scholes value in the event of a Fundamental Transaction, as defined in the warrant agreement, at pre-specified volatility of 100% as an input to the Black-Scholes calculation. The Company determined to record the Preferred Warrants at fair value with subsequent changes in fair value recorded in earnings at the end of each reporting period with the final fair value calculated as of the exercise date. For the twelve months ended December 31, 2024, the Company recorded other expense of $14.1 million related to the change in fair value of the warrant liability and Tranche B Warrant exercises. These models use inputs such as the underlying price of the shares issued at the measurement date, volatility, risk free interest rate and expected life of the instrument. As of December 31, 2024, all warrants were exercised and no warrant liability remains.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

The final fair value of the preferred and common warrants at exercise was determined by using option pricing models assuming the following variables:

	December 31, 2024	December 31, 2023
Risk free interest rate	4.75% - 4.93%	4.09%
Expected term (years)	0.1	2.3
Expected volatility	15% - 71%	70%
Expected dividends	0.00%	0.00%
Prior to exercise, the Company determined that the warrant liability should be classified within Level 3 of the fair-value hierarchy by evaluating each input for the option pricing models against the fair-value hierarchy criteria and using the lowest level of input as the basis for the fair-value classification as called for in ASC 820. There are six inputs: closing price of the Company’s stock on the day of evaluation; the exercise price of the warrants; the remaining term of the warrants; the volatility of the Company’s stock over that term; annual rate of dividends; and the risk-free rate of return. Of those inputs, the exercise price of the warrants and the remaining term are readily observable in the warrant agreements. The annual rate of dividends is based on the Company’s historical practice of not granting dividends. The closing price of the Company’s stock would fall under Level 1 of the fair-value hierarchy as it is a quoted price in an active market, the risk-free rate of return is a Level 2 input, while the historical volatility is a Level 3 input as defined in ASC 820-10. Since the lowest level input is a Level 3, the Company determined the warrant liability is most appropriately classified within Level 3 of the fair value hierarchy.
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	December 31, 2024
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9	$—	$—	$9
U.S. government agency bonds	—	20,821	—	20,821
Total Assets	$9.00	$20,821	$—	$20,830

Liabilities:
Contingent Liability	$—	$—	$974	$974
Total Liabilities	$—	$—	$974	$974

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share and per share amounts)

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
(18)    Segment Information
The Company operates its business primarily in the United States and Europe on a consolidated basis in one reportable segment - the research, development, manufacture and distribution of hepatic delivery systems for the use in the treatment of specific conditions (the “reportable segment”). The Company’s chief operating decision maker (“CODM”) is comprised of a single management team consisting of the Chief Financial Officer, Chief Operating Officer, Chief Medical Officer and General Manager that reports to the Chief Executive Officer. The CODM uses consolidated gross profit and net income or loss, which can be found on the Consolidated Statements of Operations and Comprehensive Loss, to assess financial performance. These financial metrics are used to monitor budget versus actual results. See Note 4 for a description of the Company’s disaggregated revenue by product line. Significant segment expenses reviewed by the CODM are presented in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The measure of segment assets provided to the chief operating decision maker is reported on the balance sheet as total consolidated assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there have been no material changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2024, no Director or Officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading plan.
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended December 31, 2024 by our Section 16 officers or directors.
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

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available at the investors section of our website at www.delcath.com. Information contained on or accessible through this website is not a part of this Annual Report on Form 10-K, and the inclusion of such website address in this Annual Report on Form 10-K is an inactive textual reference only. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website to the extent required by applicable rules and exchange requirements.
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees. A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, it is the Company’s practice to comply with the applicable laws and regulations relating to insider trading.
Item 11. Executive Compensation
The information required by this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in our proxy statement for the 2025 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2024, and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements: The following Consolidated Financial Statements and Supplementary Data and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:
•Consolidated Balance Sheets at December 31, 2024 and 2023;
•Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023;
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023;
•Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and
•Notes to Consolidated Financial Statements.
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

3.8	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2024).

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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 filed February 7, 2020).

4.4
Form of Warrant Agency Agreement between the Company and American Stock Transfer & Trust Company, LLC, including the form of Series F warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1/A filed on April 20, 2020).

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 20, 2022).

4.6
Form of Registration Rights Agreement dated July 18, 2022 between the Company and each other party a signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 20, 2022)

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 13, 2022)

4.8
Form of Registration Rights Agreement dated December 7, 2022 between the Company and each other party a signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2022)

4.9	Description of Securities.

Exhibit No.	Description

4.10	Form of Amendment of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2024).

10.1#	Delcath Systems, Inc. 2020 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2024).

10.2#
Executive Employment Agreement dated July 16, 2024, between the Company and Gerard Michel. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2024).

10.3#
Executive Employment Agreement dated July 17, 2024, by and between Delcath Systems, Inc. and Sandra Pennell (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 19, 2024).

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

10.9
Form of Indemnification Agreement dated April 8, 2009 between the Company and members of the Company’s Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2009).

10.10
Lease dated August 2, 2011 between MBP Co-Ownership Group and Delcath Systems Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 9, 2011).

10.11
Amendment to the License, Supply and Contract Manufacturing Agreement, entered into on April 22, 2024 and effective as of May 1, 2024, by and between the Company and Synerx Pharma, LLC and Mylan Teoranta (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2024).

19.1**	Insider Trading Policy

21**	Subsidiaries of the Company.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1**	Certification by Principal Executive Officer Pursuant to Rule 13a 14.

31.2**	Certification by Principal Financial Officer Pursuant to Rule 13a 14.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

97	Delcath Systems, Inc., Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed March 26, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

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
Dated: March 6, 2025
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

Signature	Title	Date

/s/ Gerard Michel	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
Gerard Michel

/s/ Sandra Pennell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2025
Sandra Pennell

/s/ John R. Sylvester	Chairman of the Board	March 6, 2025
John R. Sylvester

/s/ Elizabeth Czerepak	Director	March 6, 2025
Elizabeth Czerepak

/s/ Steven Salamon	Director	March 6, 2025
Steven Salamon

/s/ Bridget Martell, MA, MD	Director	March 6, 2025
Bridget Martell, MA, MD

/s/ Gil Aharon	Director	March 6, 2025
Gil Aharon