Form 10-Q
period 2025-06-30
DELCATH SYSTEMS, INC.
filed 2025-08-06
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, 34,981,253 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$34,421	$32,412
Short-term investments	46,584	20,821
Accounts receivable	15,836	10,890
Inventories	10,523	6,933
Prepaid expenses and other current assets	6,118	2,704
Total current assets	113,482	73,760
Property, plant and equipment, net	2,401	1,790
Right-of-use assets	993	1,039
Total assets	$116,876	$76,589
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,716	$961
Accrued expenses	5,603	5,078
Lease liabilities, current	116	105
Total current liabilities	10,435	6,144
Lease Liabilities, non-current	877	933
Other liabilities, non-current	578	766
Total liabilities	$11,890	$7,843
Commitments and contingencies (see Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 14,192 and 14,192 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 34,955,974 shares and 33,061,002 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	350	331
Additional paid-in capital	631,826	599,881
Accumulated deficit	(527,782)	(531,548)
Accumulated other comprehensive income	592	82
Total stockholders’ equity	104,986	68,746
Total liabilities and stockholders’ equity	$116,876	$76,589
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income and Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Product revenue	$24,156	$7,766	$43,940	$10,905
Cost of goods sold	(3,318)	(1,519)	(6,163)	(2,422)
Gross profit	20,838	6,247	37,777	8,483
Operating expenses:
Research and development expenses	6,882	3,394	11,889	7,094
Selling, general and administrative expenses	11,366	6,765	22,656	15,579
Total operating expenses	18,248	10,159	34,545	22,673
Operating income (loss)	2,590	(3,912)	3,232	(14,190)
Change in fair value of warrant liability	—	(9,755)	—	(10,367)
Interest income (expense), net	649	(84)	1,267	(283)
Other income (expense)	(34)	10	(30)	$(12)
Income (loss) before income taxes	3,205	(13,741)	4,469	(24,852)
Income tax expense	508	—	703	—
Net income (loss)	2,697	(13,741)	3,766	(24,852)
Other comprehensive income (loss):
Unrealized gain on investments adjustments	57	(141)	296	(133)
Foreign currency translation adjustments	154	(8)	214	6
Total comprehensive income (loss)	$2,908	$(13,890)	$4,276	$(24,979)
Common share data:
Basic income (loss) per common share	$0.08	$(0.48)	$0.11	$(0.93)
Weighted average number of basic shares outstanding	35,786,813	28,364,731	35,217,887	26,625,955
Diluted income (loss) per common share	$0.07	$(0.48)	$0.09	$(0.93)
Weighted average number of dilutive shares outstanding	40,262,764	28,364,731	39,890,102	26,625,955
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2025	14,192	$—	33,061,002	$331	$599,881	$(531,548)	$82	$68,746
Compensation expense for issuance of stock options	—	—	—	—	6,813	—	—	6,813
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Issuance of common stock with the Employee Stock Purchase Plan	—	—	35,513	—	238	—	—	238
Warrant Exercise - Series F	—	—	238,500	2	2,383	—	—	2,385
Stock Option Exercise	—	—	101,597	1	629	—	—	630
Net income	—	—	—	—	—	1,069	—	1,069
Unrealized gain on investment adjustments	—	—	—	—	—	—	239	239
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Balance at March 31, 2025	14,192	$—	33,436,612	$334	$609,994	$(530,479)	$381	$80,230
Compensation expense for issuance of stock options	—	—	—	—	7,159	—	—	7,159
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Warrant Exercise - Series F	—	—	1,377,275	14	13,759	—	—	13,773
Stock Option Exercise	—	—	142,087	2	864	—	—	866
Net income	—	—	—	—	—	2,697	—	2,697
Unrealized gain on investment adjustments	—	—	—	—	—	—	57	57
Foreign currency translation adjustments	—	—	—	—	—	—	154	154
Balance at June 30, 2025	14,192	—	34,955,974	350	631,826	(527,782)	592	104,986

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2024	24,819	$—	22,761,554	$228	$520,576	$(505,162)	$135	$15,777
Compensation expense for issuance of stock options	—	—	—	—	2,895	—	—	2,895
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Private placement -issuance of common shares, net of expenses	—	—	876,627	8	6,904	—	—	6,912
Issuance of common stock with the Employee Stock Purchase Plan	—	—	21,140	—	74	—	—	74
Conversion - F-3 Preferred to Common	(8,010)	—	1,779,998	18	(17)	—	—	1
Net loss	—	$—	—	$—	$—	$(11,111)	$—	$(11,111)
Unrealized gain on investments	—	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Balance at March 31, 2024	16,809	—	25,439,319	254	530,482	(516,273)	157	14,620
Compensation expense for issuance of stock options	—	—	—	—	3,021	—	—	3,021
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	48	—	—	48
Prior quarter private placement - expenses	—	—	—	—	(141)	—	—	(141)
Warrant exercise and conversion - F-4 Preferred to Common	—	—	41,666	—	355	—	—	355
Conversion - F-3 Preferred to Common	(3,010)	—	668,888	7	(7)	—	—	—
Conversion - F-2 Preferred to Common	(1,457)	—	441,514	4	(4)	—	—	—
Pre-funded warrant exercise	—	—	1,307,706	13	(3)	—	—	10
Stock option exercise	—	—	32,300	1	168	—	—	169
Net loss	—	—	—	—	—	(13,741)	—	(13,741)
Unrealized loss on investments	—	—	—	—	—	—	(141)	(141)
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024	12,342	—	27,931,393	279	533,919	(530,014)	8	4,192
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$3,766	$(24,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	14,072	6,014
Depreciation expense	94	62
Warrant liability fair value adjustment	—	10,367
Amortization of Right-of-Use Asset	54	37
Amortization of debt discount	—	447
Interest expense accrued related to convertible notes	—	80
Amortization of premiums and discounts on marketable securities	(765)	(379)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,091)	(488)
Accounts receivable	(4,946)	(3,485)
Inventory	(3,590)	(2,994)
Accounts payable and accrued expenses	4,137	1,339
Other liabilities, non-current	(235)	(183)
Net cash provided by (used in) operating activities	9,496	(14,035)
Cash flows from investing activities:
Purchase of investment	(51,152)	(20,482)
Maturities of investments	26,127	35,540
Purchase of property, plant and equipment	(538)	(114)
Net cash (used in) provided by investing activities	(25,563)	14,944
Cash flows from financing activities:
Net proceeds from private placement	—	6,771
Proceeds from the issuance of common stock relating to the employee stock purchase plan	238	75
Repayment of debt	—	(6,107)
Proceeds from exercise of warrants	16,158	259
Proceeds from exercise of stock options	1,496	169
Net cash provided by financing activities	17,892	1,167
Foreign currency effects on cash	184	10
Net increase in total cash	2,009	2,086
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	32,412	12,696
End of period	$34,421	$14,782
Cash and Cash Equivalents consisted of the following:
Cash and Cash Equivalents	$34,409	$14,782
Restricted Cash	12	—
Total	$34,421	$14,782

	Six months ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$—	$375
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$—	$1,029
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
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
In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan (“CHEMOSAT”), where it has been used at major medical centers to treat a wide range of cancers in the liver. On February 28, 2022, CHEMOSAT received Medical Device Regulation (“MDR”) certification under the European Medical Devices Regulation (EU) 2017/745, which may be considered by jurisdictions when evaluating reimbursement. In June 2025, CHEMOSAT was approved for reimbursement for two years in the Vastra Gotaland Region in Sweden.

To support the New Drug Application for HEPZATO the Company conducted the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. On May 6, 2024, the Company announced the publication of results from the pivotal FOCUS Trial in the journal Annals of Surgical Oncology. In addition, on April 9, 2025, the Company announced the publication of a comparative analysis of the randomized portion of the FOCUS Trial in the Annals of Surgical Oncology. Currently, the Company’s clinical development program is seeking to generate clinical data for CHEMOSAT and HEPZATO either as monotherapy or in combination with immunotherapy. The Company expects that this will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support reimbursement in various jurisdictions, including the United States.
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
The Company’s investigational new drug application (“IND”) for a Phase 2 clinical trial evaluating HEPZATO in combination with standard of care (“SOC”) for liver-dominant metastatic colorectal cancer was cleared by the FDA in December 2024. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the second half of 2025. In July 2025, the Company received authorization from the European Union and United Kingdom regulatory authorities for the clinical study of Melphalan for Injection/Hepatic Delivery System in patients with refractory metastatic colorectal cancer with liver dominant disease.
On April 28, 2025, the Company announced the clearance by the FDA of its IND application for the Phase 2 clinical trial of HEPZATO in liver-dominant metastatic breast cancer. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The trial will take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the fourth quarter of 2025.
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
On June 30, 2025, the Company had cash and cash equivalents totaling $34.4 million and short-term investments totaling $46.6 million, as compared to cash and cash equivalents totaling $32.4 million and short-term investments totaling $20.8 million at December 31, 2024. During the six months ended June 30, 2025, cash provided by operating activities was $9.5 million.
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
The Company’s capital commitments over the next twelve months include $10.4 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement. Additional capital commitments beyond the next twelve months include (a) $1.2 million of lease liabilities; and (b) $0.6 million for settlement of litigation with medac. For more information on the medac settlement, see Note 12 - “Commitments and Contingencies - medac Matter”.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in the Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
There have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
No new accounting standards were adopted during the six months ended June 30, 2025.
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

Revenue by product for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
CHEMOSAT	$1,656	$1,196	$3,417	$2,327
HEPZATO KIT	22,500	6,570	40,523	8,578
Total revenue	$24,156	$7,766	$43,940	$10,905
Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of June 30, 2025, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue and/or accounts receivable concentration is greater than 10% of total revenue or total accounts receivable in the periods disclosed below:

For the six months ended and as of June 30, 2025	% of Revenue	% of Accounts Receivable
Customer 1	13.1%	11.8%
Customer 2	12.3%	14.2%
Customer 3	11.0%	5.9%

For the six months ended and as of June 30, 2024	% of Revenue	% of Accounts Receivable
Customer 1	51.7%	34.3%
Customer 2	23.5%	29.4%
Customer 3	11.7%	4.9%
On May 22, 2025, Delcath announced a plan to enter into the National Drug Rebate Agreement (“NDRA”) with the Centers for Medicare and Medicaid Services (“CMS”), which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. Under the PPA, beginning on July 1, 2025, the Company began selling HEPZATO to eligible covered entities at the statutory 340B price. The Company is also obligated to make any sales to the VA at the Federal Ceiling Price. The NDRA, the PPA, and the agreement with the VA requires the Company to calculate and submit additional pricing calculations and subject the Company to potential penalties for failing to make timely and/or accurate reports of the required values.

(3)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of June 30, 2025:

	June 30, 2025
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$46,153	$431	$46,584
Short-term investments			$46,584
As of June 30, 2025, there was $0.4 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2024:

	December 31, 2024
		Gross Unrealized
(in thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$20,686	$135	$20,821
Short-term investments			$20,821
As of December 31, 2024, there was $0.1 million of interest receivable related to the outstanding debt securities held by the Company.
(4)    Inventory
Inventory consists of the following:

(In thousands)	June 30, 2025	December 31, 2024
Raw materials	$7,227	$3,849
Work-in-process	2,339	2,260
Finished goods	957	824
Total inventory	$10,523	$6,933
The Company has consignment agreements with approved hospitals and treatment centers. As of June 30, 2025, there was approximately $0.6 million in finished goods held at hospitals and treatment centers.

(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Clinical trial expenses	$2,405	$222
Insurance premiums	188	161
Professional services	1,249	762
Interest receivable	448	125
Licenses	498	990
Software	404	164
Taxes	489	45
Prepayments on project initiatives	80	—
Other	357	235
Total prepaid expenses and other current assets	$6,118	$2,704
(6)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	June 30, 2025	December 31, 2024	Estimated Useful Life
Buildings and land	$1,318	$1,318	30 years - Buildings
Enterprise hardware and software	1,818	1,811	3 years
Leaseholds	1,648	1,585	Lesser of lease term or estimated useful life
Equipment	2,209	1,671	7 years
Furniture	251	232	5 years
Equipment in process	260	127
Property, plant and equipment, gross	7,504	6,744
Accumulated depreciation	(5,103)	(4,954)
Property, plant and equipment, net	$2,401	$1,790
Depreciation expense for the three and six months ended June 30, 2025 and 2024 was less than $0.1 million for each period.
(7)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	June 30, 2025	December 31, 2024
Clinical expenses	$1,095	$615
Compensation, excluding taxes	2,891	3,471
ESPP withholding	255	240
Professional fees	305	57
Inventory	222	44
medac	224	208
Other	611	443
Total accrued expenses	$5,603	$5,078

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
For both the three and six months ended June 30, 2025 and 2024, the Company recognized less than $0.1 million of operating lease expense and less than $0.1 million was recorded for short-term leases.
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
The following table summarizes the Company’s operating leases as of June 30, 2025:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$(72)	$(22)	$(94)
Weighted average remaining lease term	8.6	1.1
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2025	$72	$24	$96
Year ended December 31, 2026	144	27	171
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	152	—	152
Year ended December 31, 2029	157	—	157
Thereafter	643	—	643
Total	1,316	51	1,367
Less present value discount	(372)	(2)	(374)
Operating lease liabilities included in the condensed consolidated balance sheets at June 30, 2025	$944	$49	$993
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

Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of June 30, 2025, the Company has designated the following preferred stock:

Designated Preferred Shares	June 30, 2025
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of June 30, 2025, there were an aggregate of 10,957 shares of Series E and Series E-1, 1,085 Series F-2 and 2,150 Series F-4 Convertible Preferred Stock outstanding, respectively.
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
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of June 30, 2025, there are 9,325,000 shares of common stock reserved under the 2020 Plan, which includes the additional 2,200,000 shares approved by shareholders on May 15, 2025, of which 2,382,636 shares of common stock remained available to be issued under the 2020 Plan.
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

On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of June 30, 2025, there have been 1,100,000 shares of common stock reserved under the 2023 Plan, of which 307,131 remain available to be granted.
Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Six Months Ended June 30,
	2025	2024
Expected terms (years)	5.7	5.5
Expected volatility	89.2%	114.3%
Risk-free interest rate	4.32%	4.22%
Expected dividends	0.00%	0.00%
The following is a summary of stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	5,766,927	$7.23	7.5	$28,796
Granted	2,632,163	15.76	9.6
Exercised	(243,684)	6.14
Expired	(786)	16.25
Cancelled/Forfeited	(72,377)	9.88
Outstanding at June 30, 2025	8,082,243	$10.01	7.9	$35,672

Exercisable at June 30, 2025	4,242,694	$8.57	6.7	$22,968
Unvested at June 30, 2025	3,839,549	$11.61	9.2	$12,704
The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $11.82 and $4.09, respectively. The aggregate intrinsic value of stock options exercised was $2.2 million and $0.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Total cash received as a result of stock option exercises was $1.5 million and $0.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
The following is a summary of share-based compensation expense in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Selling, general and administrative	$4,718	$1,930	$9,247	$3,971
Research and development	1,773	895	3,341	1,543
Cost of goods sold	718	244	1,484	500
Total	$7,209	$3,069	$14,072	$6,014
At June 30, 2025, there was $21.2 million of aggregate unrecognized compensation expense related to employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 1.04 years.

Common Stock Warrants
The following is a summary of common stock warrant activity for the six months ended June 30, 2025:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	3,193,275	$5.80
Warrants issued	—	—
Warrants exercised	(1,615,775)	10.00
Warrants canceled	(236,125)	10.00
Outstanding and exercisable at June 30, 2025	1,341,375	$0.01
The following table presents information related to common stock warrants outstanding at June 30, 2025:

	Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)
$0.01 (1)	1,341,375	n/a
(1) Pre-funded warrants with a $0.01 exercise price do not expire until exercised.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 560,295 shares of common stock to be purchased by participating employees, which includes an additional 300,000 shares approved by shareholders on May 15, 2025, of which 148,506 have been issued as of June 30, 2025 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
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
As of June 30, 2025 and 2024, the Company had 1,341,375 and 737,421 pre-funded warrants outstanding, respectively. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2025 and 2024:

Weighted average number of basic shares outstanding
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average shares issued	34,445,438	27,317,256	33,876,512	25,511,315
Weighted average pre-funded warrants	1,341,375	1,047,475	1,341,375	1,114,640
Weighted average shares outstanding	35,786,813	28,364,731	35,217,887	26,625,955

Weighted average number of diluted shares outstanding
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding (Basic)	35,786,813	28,364,731	35,217,887	26,625,955
Additional dilutive shares	4,475,951	—	4,672,215	—
Weighted average shares outstanding (Diluted)	40,262,764	28,364,731	39,890,102	26,625,955

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2025 and 2024 because their effects would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common stock warrants	—	3,627,409	—	3,627,409
Assumed conversion of preferred stock warrants	—	4,108,328	—	4,108,328
Assumed conversion of preferred stock	—	1,454,509	—	1,454,509
Assumed conversion of convertible notes	—	446,563	—	446,563
Stock options	2,796,682	6,132,114	2,796,682	6,132,114
Assumed conversion of ESPP	22,057	51,291	22,057	51,291
Total	2,818,739	15,820,214	2,818,739	15,820,214

(11)    Income Taxes
The Company has recorded a provision for income taxes of $0.7 million for the six months ended June 30, 2025. The Company had no provision for income taxes for the six months ended June 30, 2024.
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
The Inflation Reduction Act of 2022 included tax legislation that became effective in the first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of June 30, 2025, however the Company will continue to evaluate the effect on the tax provision each reporting period.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill (“OBBB”), which resulted in the extension of many provisions of the current tax law as well as other rule changes that could impact the Company’s tax provision in 2025 or 2026. Examples of the new tax law include the following:
•Full expensing of U.S. research and development costs under Section 174A.
•Retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024; either all in 2025, or over two years in 2025 and 2026.
•Return of the Section 163(j) taxable income base excluding the deductions for depreciation and amortization in 2025 (change from “Tax EBIT” to “Tax EBITDA”).

•Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%) in 2026, instead of the scheduled decrease to 37.5% prior to the OBBB.
•Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%) in 2026, instead of the scheduled decrease to 21.875% prior to the OBBB.
•Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation, in 2026.
•Removal of the allocation of interest expense and research and development expense to Net CFC Tested Income (formerly GILTI) in calculating the foreign tax credit limitation, effective in 2026.
The Company is currently evaluating the effect of the OBBB on its future interim and annual financial statements. The Company’s deferred tax asset for U.S. research and development costs may reverse in the subsequent financial statement, decreasing taxes payable by a corresponding amount or increasing other tax attributes for which a valuation allowance is recorded. The full effect of the OBBB is not practical to estimate at this time.
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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the remaining fair value of the settlement to be $0.8 million as of June 30, 2025 and recorded $0.6 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of June 30, 2025.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. The Company received $2.1 million of melphalan under this Supply Agreement in 2025 which is recorded under accounts payable as of June 30, 2025.
Agreements Relating to Clinical Trial Support
The Company has engaged Precision for Medicine LLC (“PfM”) a Clinical Research Organization (“CRO”) to support the Company's Phase 2 clinical trials evaluating HEPZATO in combination with standard of care in patients with liver dominant mCRC and HER2-negative mBC. In addition to the CRO engagement, the Company has also contracted with other vendors, including those relating to data management as well as clinical trial sites as the studies progress. Deposits totaling $2.3 million have been made by the Company in connection with these engagements that are to be applied to future payments due under the service agreements.

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
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value relating to the medac settlement, for the six months ended June 30, 2025:

Level 3
(In thousands)	Contingent liabilities
Balance at January 1, 2025	$974
Change due to liability payment	(208)
Liability fair value adjustment	(56)
Total change in foreign exchange	92
Balance at June 30, 2025	$802
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	June 30, 2025
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$8	$—	$—	$8
U.S. government agency bonds	—	46,584	—	46,584
Total Assets	$8	$46,584	$—	$46,592

Liabilities:
Contingent Liability	$—	$—	$802	$802
Total Liabilities	$—	$—	$802	$802

	December 31, 2024
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9	$—	$—	$9
U.S. government agency bonds	—	20,821	—	20,821
Total Assets	$9	$20,821	$—	$20,830

Liabilities:
Contingent Liability	$—	$—	$974	$974
Total Liabilities	$—	$—	$974	$974
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
(15)    Subsequent Events
The Company has evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of this report and has not identified any recordable or disclosable events not otherwise reported in these financial statements or the notes thereto.

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
•our expectations and timing related to our Phase 2 clinical trial evaluating HEPZATO in combination with standard of care for liver-dominant metastatic colorectal cancer;
•our expectations and timing related to our Phase 2 clinical trial evaluating HEPZATO in combination with standard of care for liver-dominant metastatic breast cancer;
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
•our ability to comply with applicable requirements, including those associated with the Company’s execution of the National Drug Rebate Agreement;
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
Our IND application for a Phase 2 clinical trial evaluating HEPZATO in combination with SOC for liver-dominant mCRC was cleared by the FDA in December 2024. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the second half of 2025. The trial’s primary endpoint, hepatic progression-free survival (“hPFS”), is anticipated to read out by the end of 2027, while overall survival (“OS”), a secondary endpoint, is expected in 2028. We estimate that the total addressable market (“TAM”) for liver-dominant mCRC receiving third-line treatment is between 6,000 and 10,000 patients annually in the United States. This market includes patients who present with significant liver disease burden, with liver-dominant status determined through radiological and clinical criteria. By targeting this patient population, we aim to provide a novel treatment option for those with limited therapeutic alternatives.
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

Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Total revenues	$24,156	$7,766	$43,940	$10,905
Cost of goods sold	(3,318)	(1,519)	(6,163)	(2,422)
Gross profit	20,838	6,247	37,777	8,483
Research and development expenses	6,882	3,394	11,889	7,094
Selling, general and administrative expenses	11,366	6,765	22,656	15,579
Total operating expenses	18,248	10,159	34,545	22,673
Operating income (loss)	2,590	(3,912)	3,232	(14,190)
Interest and other income (expense)	615	(9,829)	1,237	(10,662)
Income tax expense	508	—	703	—
Net income (loss)	$2,697	$(13,741)	$3,766	$(24,852)
Revenue
The increase in total revenue for the three and six months ended June 30, 2025 compared to the same periods in 2024 was due to the continued commercial expansion and demand of HEPZATO in the United States and CHEMOSAT in Europe. In the six months ended June 30, 2025, 20 facilities had treated at least one patient with HEPZATO versus 7 facilities in the six months ended June 30, 2024.
Cost of Goods Sold
The change in cost of goods sold for the three and six months ended June 30, 2025 compared to the same periods in 2024 is directly related to changes in demand for product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. The increase for the three and six months ended June 30, 2025 compared to the same period in 2024 is due to costs associated with expanding the clinical team including the share-based compensation expense related to an increase in headcount and initiation of the Phase 2 clinical trial evaluating HEPZATO in combination with standard of care for mCRC and mBC. In 2024, these costs primarily related to medical affairs and regulatory costs associated with the approved products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three and six months ended June 30, 2025 compared to the same periods in 2024, selling, general and administrative expenses increased due to continued commercial expansion activities including marketing-related expenses and additional personnel on the commercial team. In addition, the increase in personnel along with higher grant date exercise prices has increased the share-based compensation expense.
Interest and other Income/Expense
Interest and other income in 2025 is primarily related to the interest income associated with marketable securities and cash on hand. In 2024, this amount was offset by interest expense related to our debt instruments and the change in fair value of warrant liability. There was no interest expense for the three and six months ended June 30, 2025 due to all debt being paid off in 2024. There was no change in warrant valuation during the three and six months ended June 30, 2025 due to the exercise of all Tranche B Warrants in 2024.
Liquidity and Capital Resources
At June 30, 2025, we had cash and cash equivalents totaling $34.4 million and short-term investments totaling $46.6 million, as compared to cash, cash equivalents and restricted cash totaling $32.4 million and short-term investments totaling $20.8 million at December 31, 2024. During the six months ended June 30, 2025, $9.5 million of cash was provided by operating activities compared to $14.0 million used in operating activities during the six months ended June 30, 2024, no principal payments were made during the six months ended June 30, 2025, compared to $6.1 million for principal payments during the six months ended June 30, 2024. At June 30, 2024, we had cash, cash equivalents and restricted cash totaling $14.8 million.
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
Capital Commitments
Our capital commitments over the next twelve months include (a) $10.4 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement. Additional capital commitments beyond the next twelve months include (a) $1.2 million of lease liabilities and (b) $0.6 million for settlement of litigation with medac.
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
Series F Warrants
In May 2020, we completed an underwritten public offering consisting of shares of common stock, Series F warrants to purchase shares of common stock and, to certain investors, in lieu of shares of common stock, pre-funded warrants to purchase shares of common stock. The Series F Warrants had an exercise price of $10.00 per share of common stock and expired on May 5, 2025, while the pre-funded warrants issued in such offering have an exercise price of $0.01, if exercised via cash payment. 1,615,775 Series F Warrants were exercised during the six months ended June 30, 2025.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2025, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than the risk factors set forth below, we believe there have been no material changes in our risk factors from those disclosed in the Annual Report.
If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in governmental programs that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (the “MDRP”), as a condition of federal funds being made available for our covered outpatient drugs under Medicaid, we pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we report on a monthly and quarterly basis to the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, the data includes the Average Manufacturer Price (“AMP”) for each drug and, in the case of innovator products, best price. In connection with Medicare Part B, we will continue to submit to CMS the average sales price (“ASP”) on a quarterly basis. ASP is calculated based on a statutorily defined formula, as well as regulations and interpretations of the statute by CMS. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information on a timely basis or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, in which case payment would not be available for our covered outpatient drugs.
Federal law requires that any company that participates in the MDRP also participate in the 340B program. The 340B program is administered by Health Resources & Services Administration (“HRSA”) and requires us, as a participating manufacturer, to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services is not subject to the 340B ceiling price requirement if the sale is to one of the following types of covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized a revised administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.

In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the VA/FSS pricing program. Under the VA/FSS program, we must report the Non-FAMP for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and states may impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase our costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or undercharge in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price.
We cannot assure that our submissions will not be found to be incomplete or incorrect.
Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may have a material adverse effect on us
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system and efforts to control healthcare costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delaying regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill” (“OBBB”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBB also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.
On August 16, 2022, the IRA was signed into law. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (and the maximum price as a result of the negotiations becoming effective beginning on January 1, 2026), with prices that can be negotiated subject to a cap (the “Medicare Drug Price Negotiation Program”); imposes rebates under Medicare Part B and Medicare Part D for price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
Further, the current Trump administration is pursuing policies to reduce regulations and expenditures across government including at the HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce, program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (CMMI) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and to develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (Loper Bright), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program created under the IRA and expand the orphan drug exclusion in the IRA. We cannot predict which additional measures may be adopted or the impact of current and additional measures on the marketing, pricing and demand for our products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the United States tax laws. For example, effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and required taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The OBBB restored the tax deductibility of research and development expenses in the year incurred for research activities conducted in the United States for tax years beginning after December 31, 2024. We are evaluating the potential impact that this and other changes under the OBBB may have on our business. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended June 30, 2025 by our Section 16 officers or directors.

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

3.8	Amended and Restated By-Laws of the Company. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q filed on August 5, 2024).

10.1*	Delcath Systems Inc. 2020 Omnibus Equity Incentive Plan, as amended.

10.2*	Delcath Systems, Inc. 2021 Employee Stock Purchase Plan, as amended.

10.3*	2023 Inducement Plan, as amended.

31.1*	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*+	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*+	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

DELCATH SYSTEMS, INC.

August 6, 2025	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

August 6, 2025	/s/ Sandra Pennell
Sandra Pennell
Chief Financial Officer (Principal Financial and Accounting Officer)