Form 10-Q
period 2025-09-30
DELCATH SYSTEMS, INC.
filed 2025-11-04
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2025, 35,313,718 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$41,813	$32,412
Short-term investments	47,099	20,821
Accounts receivable	13,751	10,890
Inventories	10,745	6,933
Prepaid expenses and other current assets	7,207	2,704
Total current assets	120,615	73,760
Property, plant and equipment, net	2,715	1,790
Right-of-use assets	965	1,039
Total assets	$124,295	$76,589
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,133	$961
Accrued expenses	5,768	5,078
Lease liabilities, current	110	105
Total current liabilities	8,011	6,144
Lease liabilities, non-current	855	933
Other liabilities, non-current	582	766
Total liabilities	$9,448	$7,843
Commitments and contingencies (see Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 14,192 and 14,192 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 35,308,939 shares and 33,061,002 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	353	331
Additional paid-in capital	640,571	599,881
Accumulated deficit	(526,952)	(531,548)
Accumulated other comprehensive income	875	82
Total stockholders’ equity	114,847	68,746
Total liabilities and stockholders’ equity	$124,295	$76,589
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income and Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Product revenue	$20,563	$11,200	$64,503	$22,105
Cost of goods sold	(2,624)	(1,640)	(8,787)	(4,062)
Gross profit	17,939	9,560	55,716	18,043
Operating expenses:
Research and development expenses	7,986	3,866	19,875	10,960
Selling, general and administrative expenses	10,341	6,953	32,997	22,532
Total operating expenses	18,327	10,819	52,872	33,492
Operating income (loss)	(388)	(1,259)	2,844	(15,449)
Change in fair value of warrant liability	—	2,975	—	(7,392)
Interest income (expense), net	796	113	2,063	(170)
Other income (expense)	(33)	35	(63)	$23
Income (loss) before income taxes	375	1,864	4,844	(22,988)
Income tax (benefit) expense	(455)	—	248	—
Net income (loss)	830	1,864	4,596	(22,988)
Other comprehensive income (loss):
Unrealized gain on investments adjustments	296	(14)	592	(147)
Foreign currency translation adjustments	(13)	17	201	23
Total comprehensive income (loss)	$1,113	$1,867	$5,389	$(23,112)
Common share data:
Basic income (loss) per common share	$0.02	$0.06	$0.13	$(0.84)
Weighted average number of basic shares outstanding	36,383,277	28,738,307	35,610,619	27,335,212
Diluted income (loss) per common share	$0.02	$0.06	$0.12	$(0.84)
Weighted average number of dilutive shares outstanding	40,056,814	32,345,672	39,949,941	27,335,212
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2025	14,192	$—	33,061,002	$331	$599,881	$(531,548)	$82	$68,746
Compensation expense for issuance of stock options	—	—	—	—	6,813	—	—	6,813
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Issuance of common stock with the Employee Stock Purchase Plan	—	—	35,513	—	238	—	—	238
Warrant Exercise - Series F	—	—	238,500	2	2,383	—	—	2,385
Stock Option Exercise	—	—	101,597	1	629	—	—	630
Net income	—	—	—	—	—	1,069	—	1,069
Unrealized gain on investment adjustments	—	—	—	—	—	—	239	239
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Balance at March 31, 2025	14,192	$—	33,436,612	$334	$609,994	$(530,479)	$381	$80,230
Compensation expense for issuance of stock options	—	—	—	—	7,159	—	—	7,159
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Warrant Exercise - Series F	—	—	1,377,275	14	13,759	—	—	13,773
Stock Option Exercise	—	—	142,087	2	864	—	—	866
Net income	—	—	—	—	—	2,697	—	2,697
Unrealized gain on investment adjustments	—	—	—	—	—	—	57	57
Foreign currency translation adjustments	—	—	—	—	—	—	154	154
Balance at June 30, 2025	14,192	$—	34,955,974	$350	$631,826	$(527,782)	$592	$104,986
Compensation expense for issuance of stock options	—	—	—	—	5,567	—	—	5,567
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	81	—	—	81
Issuance of common stock with the Employee Stock Purchase Plan	—	—	22,858	—	243	—	—	243
Stock Option Exercise	—	—	330,107	3	2,854	—	—	2,857
Net income	—	—	—	—	—	830	—	830
Unrealized gain on investment adjustments	—	—	—	—	—	—	296	296
Foreign currency translation adjustments	—	—	—	—	—	—	(13)	(13)
Balance at September 30, 2025	14,192	$—	35,308,939	$353	$640,571	$(526,952)	$875	$114,847

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2024	24,819	$—	22,761,554	$228	$520,576	$(505,162)	$135	$15,777
Compensation expense for issuance of stock options	—	—	—	—	2,895	—	—	2,895
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Private placement -issuance of common shares, net of expenses	—	—	876,627	8	6,904	—	—	6,912
Issuance of common stock with the Employee Stock Purchase Plan	—	—	21,140	—	74	—	—	74
Conversion - F-3 Preferred to Common	(8,010)	—	1,779,998	18	(17)	—	—	1
Net loss	—	$—	—	$—	$—	$(11,111)	$—	$(11,111)
Unrealized gain on investments	—	—	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Balance at March 31, 2024	16,809	$—	25,439,319	$254	$530,482	$(516,273)	$157	$14,620
Compensation expense for issuance of stock options	—	—	—	—	3,021	—	—	3,021
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	48	—	—	48
Prior quarter private placement - expenses	—	—	—	—	(141)	—	—	(141)
Warrant exercise and conversion - F-4 Preferred to Common	—	—	41,666	—	355	—	—	355
Conversion - F-3 Preferred to Common	(3,010)	—	668,888	7	(7)	—	—	—
Conversion - F-2 Preferred to Common	(1,457)	—	441,514	4	(4)	—	—	—
Pre-funded warrant exercise	—	—	1,307,706	13	(3)	—	—	10
Stock option exercise	—	—	32,300	1	168	—	—	169
Net loss	—	—	—	—	—	(13,741)	—	(13,741)
Unrealized loss on investments	—	—	—	—	—	—	(141)	(141)
Foreign currency translation adjustments	—	—	—	—	—	—	(8)	(8)
Balance at June 30, 2024	12,342	$—	27,931,393	$279	$533,919	$(530,014)	$8	$4,192
Compensation expense for issuance of stock options	—	—	—	—	2,092	—	—	2,092
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	49	—	—	49
Issuance of common stock with the Employee Stock Purchase Plan	—	—	50,418	1	174	—	—	175
Stock option exercise	—	—	37,788	—	196	—	—	196
Net income	—	—	—	—	—	1,864	—	1,864
Unrealized loss on investments	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustments	—	—	—	—	—	—	17	17
Balance at September 30, 2024	12,342	$—	28,019,599	$280	$536,430	$(528,150)	$11	$8,571
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$4,596	$(22,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option compensation expense	19,720	8,155
Depreciation expense	158	96
Warrant liability fair value adjustment	—	7,392
Amortization of Right-of-Use Asset	82	64
Amortization of debt discount	—	460
Interest expense accrued related to convertible notes	—	120
Amortization of premiums and discounts on marketable securities	(1,238)	(450)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,919)	(353)
Accounts receivable	(2,861)	(6,695)
Inventory	(3,812)	(3,320)
Accounts payable and accrued expenses	1,800	120
Other liabilities, non-current	(258)	(276)
Net cash provided by (used in) operating activities	14,268	(17,675)
Cash flows from investing activities:
Purchase of investment	(61,432)	(31,767)
Maturities of investments	36,400	46,344
Purchase of property, plant and equipment	(997)	(330)
Net cash (used in) provided by investing activities	(26,029)	14,247
Cash flows from financing activities:
Net proceeds from private placement	—	6,771
Proceeds from the issuance of common stock relating to the employee stock purchase plan	481	250
Repayment of debt	—	(8,610)
Proceeds from exercise of warrants	16,158	259
Proceeds from exercise of stock options	4,353	355
Net cash provided by (used in) financing activities	20,992	(975)
Foreign currency effects on cash	170	22
Net increase (decrease) in total cash	9,401	(4,381)
Total Cash, Cash Equivalents and Restricted Cash:
Beginning of period	32,412	12,696
End of period	$41,813	$8,315
Cash and Cash Equivalents consisted of the following:
Cash and Cash Equivalents	$41,801	$8,315
Restricted Cash	12	—
Total	$41,813	$8,315

	Nine months ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest paid	$—	$389
Taxes paid	$1,317	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$—	$1,029
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2025 and may also be found on the Company’s website (www.delcath.com). In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
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
On October 18, 2025, the Company announced the results of the investigator-initiated CHOPIN clinical trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for percutaneous hepatic perfusion (PHP) when used alone versus when combined with the systemic immune checkpoint inhibitors (ICI) ipilimumab and nivolumab. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. The CHOPIN trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group. The secondary endpoints included Safety, Overall Survival (“OS”), Progression Free Survival (“PFS”) and Overall Response Rate (“ORR”). The combination group saw an increase in median OS of 23.1 months versus 19.6 months (HR = 0.39; p = 0.006), median PFS 12.8 months versus 8.3 months (HR = 0.34; p<0.001) and ORR of 76.3% in the combination group versus 39.5% (p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (81.6% versus 40.5%, P<0.001), but most were manageable with standard care. Overall, the combination treatment was well tolerated, with types, rates and frequencies of adverse events consistent with individual use of PHP and checkpoint inhibitors. No new safety signals were identified.
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
The Company’s investigational new drug application (“IND”) for a Phase 2 clinical trial evaluating HEPZATO in combination with standard of care (“SOC”) for liver-dominant metastatic colorectal cancer was cleared by the FDA in December 2024. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. Patient enrollment began during the third quarter of 2025, with the study expected to take place at more than 20 sites across the United States and Europe. In July 2025, the Company received authorization from the European Union and United Kingdom regulatory authorities for the clinical study of Melphalan for Injection/Hepatic Delivery System in patients with refractory metastatic colorectal cancer with liver dominant disease.
On April 28, 2025, the Company announced the clearance by the FDA of its IND application for the Phase 2 clinical trial of HEPZATO in liver-dominant metastatic breast cancer. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The trial will take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the first quarter of 2026.
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

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
On September 30, 2025, the Company had cash and cash equivalents totaling $41.8 million and short-term investments totaling $47.1 million.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2025 and 2024; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in the Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
Management has performed its quarterly evaluation of policies and there have been no material changes to our significant accounting policies as set forth in Note 3 Summary of Significant Accounting Policies to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Recent Accounting Pronouncements
No new accounting standards were adopted during the nine months ended September 30, 2025. The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.
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
On May 22, 2025, the Company announced a plan to enter into a National Drug Rebate Agreement (“NDRA”) with the Centers for Medicare and Medicaid Services (“CMS”), which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. Under the PPA, beginning on July 1, 2025, the Company began selling HEPZATO to eligible covered entities at the statutory 340B price. The Company is also obligated to make any sales to the VA at the Federal Ceiling Price. The NDRA, the PPA, and the agreement with the VA requires the Company to calculate and submit additional pricing calculations and subject the Company to potential penalties for failing to make timely and/or accurate reports of the required values.
CHEMOSAT
CHEMOSAT is sold directly to hospitals in the European Union and United Kingdom based on contracted rates in an approved contract or sales order. The Company recognizes product revenue from sales of CHEMOSAT upon shipment.
Revenue by product for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
CHEMOSAT	$1,310	$1,163	$4,727	$3,490
HEPZATO KIT	19,253	10,037	59,776	18,615
Total revenue	$20,563	$11,200	$64,503	$22,105
Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of September 30, 2025, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue and/or accounts receivable concentration is greater than 10% of total revenue or total accounts receivable in the periods disclosed below:

For the nine months ended and as of September 30, 2025	% of Revenue	% of Accounts Receivable
Customer 1	13.9%	15.0%
Customer 2	11.3%	16.4%
Customer 3	10.1%	4.1%
Customer 4	5.8%	10.9%

For the nine months ended and as of September 30, 2024	% of Revenue	% of Accounts Receivable
Customer 1	28.1%	21.0%
Customer 2	19.0%	23.7%
Customer 3	12.4%	13.2%

(3)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of September 30, 2025:

	September 30, 2025
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$46,372	$727	$47,099
Short-term investments			$47,099
As of September 30, 2025, there was $0.7 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2024:

	December 31, 2024
		Gross Unrealized
(in thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$20,686	$135	$20,821
Short-term investments			$20,821
As of December 31, 2024, there was $0.1 million of interest receivable related to the outstanding debt securities held by the Company.

(4)    Inventory
Inventory consists of the following:

(In thousands)	September 30, 2025	December 31, 2024
Raw materials	$7,041	$3,849
Work-in-process	2,710	2,260
Finished goods	994	824
Total inventory	$10,745	$6,933
The Company has consignment agreements with approved hospitals and treatment centers. As of September 30, 2025, there was approximately $0.6 million in finished goods held at hospitals and treatment centers.
(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Clinical trial expenses	$2,405	$222
Insurance premiums	180	161
Professional services	1,057	762
Interest receivable	709	125
Licenses	682	990
Software	670	164
Taxes	1,104	45
Other	400	235
Total prepaid expenses and other current assets	$7,207	$2,704
(6)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	September 30, 2025	December 31, 2024	Estimated Useful Life
Buildings and land	$1,318	$1,318	30 years - Buildings
Enterprise hardware and software	1,819	1,811	3 years
Leaseholds	1,648	1,585	Lesser of lease term or estimated useful life
Equipment	2,512	1,671	7 years
Furniture	251	232	5 years
Equipment in process	335	127
Property, plant and equipment, gross	7,883	6,744
Accumulated depreciation	(5,168)	(4,954)
Property, plant and equipment, net	$2,715	$1,790
Depreciation expense for the three months ended September 30, 2025 and 2024 was less than $0.1 million for each period and depreciation expense for the nine months ended September 30, 2025 and 2024 was less than $0.2 million and $0.1 million, respectively.

(7)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	September 30, 2025	December 31, 2024
Clinical expenses	$1,176	$615
Compensation, excluding taxes	3,433	3,471
ESPP withholding	202	240
Professional fees	251	57
Inventory	102	44
medac	225	208
Other	379	443
Total accrued expenses	$5,768	$5,078
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
For both the three and nine months ended September 30, 2025 and 2024, the Company recognized approximately $0.1 million of operating lease expense and less than $0.1 million was recorded for short-term leases.
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
The following table summarizes the Company’s operating leases as of September 30, 2025:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$(108)	$(22)	$(130)
Weighted average remaining lease term	8.3	0.8
Weighted average discount rate - operating leases	8%	8%

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2025	$36	$12	$48
Year ended December 31, 2026	144	27	171
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	152	—	152
Year ended December 31, 2029	157	—	157
Thereafter	643	—	643
Total	1,280	39	1,319
Less present value discount	(353)	(1)	(354)
Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2025	$927	$38	$965
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

Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of September 30, 2025, the Company has designated the following preferred stock:

Designated Preferred Shares	September 30, 2025
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of September 30, 2025, there were an aggregate of 10,957 shares of Series E and Series E-1, 1,085 Series F-2 and 2,150 Series F-4 Convertible Preferred Stock outstanding, respectively.

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
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of September 30, 2025, there have been 9,325,000 shares of common stock reserved under the 2020 Plan, which includes the additional 2,200,000 shares approved by shareholders on May 15, 2025, of which 2,457,579 shares of common stock remained available to be issued as of September 30, 2025 under the 2020 Plan.
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
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of September 30, 2025, there have been 1,100,000 shares of common stock reserved under the 2023 Plan, of which 237,086 remain available to be granted.
Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Nine Months Ended September 30,
	2025	2024
Expected terms (years)	5.7	5.6
Expected volatility	89.1%	114.0%
Risk-free interest rate	4.30%	4.20%
Expected dividends	0.00%	0.00%

The following is a summary of stock option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	5,766,927	$7.23	7.5	$28,796
Granted	2,710,163	15.62	9.4
Exercised	(573,791)	7.59
Expired	(63,175)	12.83
Cancelled/Forfeited	(93,243)	10.33
Outstanding at September 30, 2025	7,746,881	$10.06	8.0	$20,184

Exercisable at September 30, 2025	4,365,983	$8.64	7.2	$13,690
Unvested at September 30, 2025	3,380,898	$11.88	9.0	$6,494
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $11.71 and $4.22, respectively. The aggregate intrinsic value of stock options exercised was $3.0 million and $0.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Total cash received as a result of stock option exercises was $4.4 million and $0.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The following is a summary of share-based compensation expense in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Selling, general and administrative	$3,566	$1,530	$12,813	$5,502
Research and development	1,551	411	4,892	1,954
Cost of goods sold	531	200	2,015	699
Total	$5,648	$2,141	$19,720	$8,155
At September 30, 2025, there was $16.1 million of aggregate unrecognized compensation expense related to employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 0.94 years.

Common Stock Warrants
The following is a summary of common stock warrant activity for the nine months ended September 30, 2025:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	3,193,275	$5.80
Warrants issued	—	—
Warrants exercised	(1,615,775)	10.00
Warrants canceled	(236,125)	10.00
Outstanding and exercisable at September 30, 2025	1,341,375	$0.01
The following table presents information related to common stock warrants outstanding at September 30, 2025:

	Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)
$0.01 (1)	1,341,375	n/a
(1) Pre-funded warrants with a $0.01 exercise price do not expire until exercised.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 560,295 shares of common stock to be purchased by participating employees, which includes an additional 300,000 shares approved by shareholders on May 15, 2025, of which 171,364 have been issued as of September 30, 2025 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
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
As of September 30, 2025 and 2024, the Company had 1,341,375 and 737,421 pre-funded warrants outstanding, respectively. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2025 and 2024:

Weighted average number of basic shares outstanding
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average shares issued	35,041,902	28,000,886	34,269,244	26,347,229
Weighted average pre-funded warrants	1,341,375	737,421	1,341,375	987,983
Weighted average shares outstanding	36,383,277	28,738,307	35,610,619	27,335,212

Weighted average number of diluted shares outstanding
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Weighted average shares outstanding (Basic)	36,383,277	28,738,307	35,610,619	27,335,212
Additional dilutive shares	3,673,537	3,607,365	4,339,322	—
Weighted average shares outstanding (Diluted)	40,056,814	32,345,672	39,949,941	27,335,212

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2025 and 2024 because their effects would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common stock warrants	—	3,610,743	—	3,627,409
Assumed conversion of preferred stock warrants	—	—	—	4,108,328
Assumed conversion of preferred stock	—	—	—	1,454,509
Assumed conversion of convertible notes	—	237,614	—	237,614
Stock options	3,510,565	1,489,310	3,510,565	6,055,728
Assumed conversion of ESPP	42,570	35,512	42,570	35,512
Total	3,553,135	5,373,179	3,553,135	15,519,100

(11)    Income Taxes
The Company has recorded a provision for income taxes of $0.2 million for the nine months ended September 30, 2025. The effective tax rate of 5.1% differs from the United States statutory tax rate of 21% primarily due to state income tax, nondeductible stock compensation, research and development tax credits and the change in the valuation allowance. The Company had no provision for income taxes for the nine months ended September 30, 2024.
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
The Inflation Reduction Act of 2022 included tax legislation that became effective in the first quarter of 2023. Significant legislation for corporate taxpayers includes a corporate alternative minimum tax of 15% for companies with $1 billion or more in average net financial statement profits over the three previous years, as well as a 1% indirect excise tax on the repurchase of shares by a publicly traded company. The Company does not expect this legislation to have an effect on the tax provision as of September 30, 2025, however the Company will continue to evaluate the effect on the tax provision each reporting period.
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
The Company decreased its current tax provision from $0.7 million for the six months ending June 30, 2025 to $0.2 million for the nine months ending September 30, 2025 as a result of the OBBB changes related to Section 174A, as well as the retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024. As the Company records a full valuation on deferred tax assets, there is no deferred tax provision recorded as a result of the OBBB.
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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the remaining fair value of the settlement to be $0.8 million as of September 30, 2025 and recorded $0.6 million as other liabilities, non-current and $0.2 million as accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2025.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of September 30, 2025, the Company has committed to purchase $2.5 million of melphalan under this Supply Agreement in 2026.
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
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value relating to the medac settlement, for the nine months ended September 30, 2025:

Level 3
(In thousands)	Contingent liabilities
Balance at January 1, 2025	$974
Change due to liability payment	(208)
Liability fair value adjustment	(59)
Total change in foreign exchange	101
Balance at September 30, 2025	$808
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	September 30, 2025
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$5	$—	$—	$5
U.S. government agency bonds	—	47,099	—	47,099
Total Assets	$5	$47,099	$—	$47,104

Liabilities:
Contingent Liability	$—	$—	$808	$808
Total Liabilities	$—	$—	$808	$808

	December 31, 2024
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9	$—	$—	$9
U.S. government agency bonds	—	20,821	—	20,821
Total Assets	$9	$20,821	$—	$20,830

Liabilities:
Contingent Liability	$—	$—	$974	$974
Total Liabilities	$—	$—	$974	$974
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
On October 18, 2025, we announced the results of the investigator-initiated CHOPIN clinical trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for percutaneous hepatic perfusion (PHP) when used alone versus when combined with the systemic immune checkpoint inhibitors (ICI) ipilimumab and nivolumab. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. The CHOPIN trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group. The secondary endpoints included Safety, Overall Survival (“OS”), Progression Free Survival (“PFS”) and Overall Response Rate (“ORR”). The combination group saw an increase in median OS of

23.1 months versus 19.6 months (HR = 0.39; p = 0.006), median PFS 12.8 months versus 8.3 months (HR = 0.34; p<0.001) and ORR of 76.3% in the combination group versus 39.5% (p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (81.6% versus 40.5%, P<0.001), but most were manageable with standard care. Overall, the combination treatment was well tolerated, with types, rates and frequencies of adverse events consistent with individual use of PHP and checkpoint inhibitors. No new safety signals were identified.
Our clinical development program for HEPZATO was comprised of the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. The current focus of our clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in patients with mUM, either as monotherapy or in combination with immunotherapy. On May 6, 2024, we announced the publication of results from our Phase 3 FOCUS Trial, including an ORR of 36.35, which included 7.7% of patients with Complete Response, as determined by an Independent Review Committee. An ORR of 36.3% in the FOCUS study was statistically significantly better than the pooled ORR estimate (a weighted mean of the observed ORR) of 5.5% in the historical control group. We expect that the publication will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States.
In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic breast cancer, metastatic neuroendocrine tumors and intrahepatic cholangiocarcinoma.
Our IND application for a Phase 2 clinical trial evaluating HEPZATO in combination with SOC for liver-dominant mCRC was cleared by the FDA in December 2024. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. Patient enrollment began during the third quarter of 2025, with the study expected to take place at more than 20 sites across the United States and Europe. In July 2025, we received authorization from the European Union and United Kingdom regulatory authorities for the clinical study of Melphalan for Injection/Hepatic Delivery System in patients with refractory metastatic colorectal cancer with the liver dominant disease. The trial’s primary endpoint, hepatic progression-free survival (“hPFS”), is anticipated to read out by the end of 2027, while overall survival (“OS”), a secondary endpoint, is expected in 2028. We estimate that the total addressable market (“TAM”) for liver-dominant mCRC receiving third-line treatment is between 6,000 and 10,000 patients annually in the United States. This market includes patients who present with significant liver disease burden, with liver-dominant status determined through radiological and clinical criteria. By targeting this patient population, we aim to provide a novel treatment option for those with limited therapeutic alternatives.
On April 28, 2025, we announced our IND application clearance by the FDA for the Phase 2 clinical trial of HEPZATO in liver-dominant metastatic breast cancer (“mBC”). The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 20 sites across the United States and Europe, with patient enrollment expected to begin in the first quarter of 2026. The trial’s primary endpoint, hPFS, is anticipated to read out by the end of 2028, while results for OS, a secondary endpoint, is expected in 2029.
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

Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Total revenues	$20,563	$11,200	$64,503	$22,105
Cost of goods sold	(2,624)	(1,640)	(8,787)	(4,062)
Gross profit	17,939	9,560	55,716	18,043
Research and development expenses	7,986	3,866	19,875	10,960
Selling, general and administrative expenses	10,341	6,953	32,997	22,532
Total operating expenses	18,327	10,819	52,872	33,492
Operating income (loss)	(388)	(1,259)	2,844	(15,449)
Interest and other income (expense)	763	3,123	2,000	(7,539)
Income tax (benefit) expense	(455)	—	248	—
Net income (loss)	$830	$1,864	$4,596	$(22,988)
Revenue
The increase in total revenue for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was due to the continued commercial expansion and demand of HEPZATO in the United States and CHEMOSAT in Europe. In the nine months ended September 30, 2025, 22 facilities had treated at least one patient with HEPZATO versus 11 facilities in the nine months ended September 30, 2024.
Cost of Goods Sold
The change in cost of goods sold for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is directly related to changes in demand for product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. The increase for the three and nine months ended September 30, 2025 compared to the same period in 2024 is due to costs associated with expanding the clinical team including the share-based compensation expense related to an increase in headcount and initiation of the Phase 2 clinical trial evaluating HEPZATO in combination with standard of care for mCRC and mBC. In 2024, these costs primarily related to medical affairs and regulatory costs associated with the approved products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three and nine months ended September 30, 2025 compared to the same periods in 2024, selling, general and administrative expenses increased due to continued commercial expansion activities including marketing-related travel expenses and additional personnel on the commercial team. In addition, the increase in personnel along with higher grant date exercise prices has increased the share-based compensation expense.
Interest and other Income/Expense
Interest and other income in 2025 is primarily related to the interest income associated with marketable securities and cash on hand. In 2024, this amount was offset by interest expense related to our debt instruments and the change in fair value of warrant liability. There was no interest expense for the three and nine months ended September 30, 2025 due to all debt being paid off in

2024. There was no change in warrant valuation during the three and nine months ended September 30, 2025 due to the exercise of all Tranche B Warrants in 2024.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	14,268	(17,675)
Net cash (used in) provided by investing activities	(26,029)	14,247
Net cash provided by (used in) financing activities	20,992	(975)
Foreign currency effects on cash	170	22
	$9,401	$(4,381)
At September 30, 2025, we had cash and cash equivalents totaling $41.8 million and short-term investments totaling $47.1 million, as compared to cash and cash equivalents totaling $8.3 million and short-term investments totaling $5.7 million at September 30, 2024.
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
Capital Commitments
Our capital commitments over the next twelve months include (a) $8.0 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement. Additional capital commitments beyond the next twelve months include (a) $1.1 million of lease liabilities and (b) $0.6 million for settlement of litigation with medac.
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
Series F Warrants
In May 2020, we completed an underwritten public offering consisting of shares of common stock, Series F warrants to purchase shares of common stock and, to certain investors, in lieu of shares of common stock, pre-funded warrants to purchase shares of common stock. The Series F Warrants had an exercise price of $10.00 per share of common stock and expired on May 5, 2025, while the pre-funded warrants issued in such offering have an exercise price of $0.01, if exercised via cash payment. 1,615,775 Series F Warrants were exercised during the nine months ended September 30, 2025.
Critical Accounting Estimates
Management has completed its quarterly evaluation of estimates and there have been no material changes to the process of our critical accounting estimates as they were reported in our Annual Report on Form 10-K filed with the SEC on March 6, 2025.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2025, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended September 30, 2025 by our Section 16 officers or directors.

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

3.8	Amended and Restated By-Laws of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 8-K filed on August 15, 2025).

31.1*	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*+	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*+	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

DELCATH SYSTEMS, INC.

November 4, 2025	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

November 4, 2025	/s/ Sandra Pennell
Sandra Pennell
Chief Financial Officer (Principal Financial and Accounting Officer)