Form 10-K
period 2025-12-31
DELCATH SYSTEMS, INC.
filed 2026-02-26
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2025

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
(518) 743-8892
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price on the Nasdaq Capital Market of $13.60 per share, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $419,743,586.
On February 13, 2026, the registrant had outstanding 34,746,187 shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2025, contains certain “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 with respect to our business, financial condition, liquidity, and results of operations. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “could,” “would,” “will,” “may,” “can,” “continue,” “potential,” “should,” and the negative of these terms or other comparable terminology often identify forward-looking statements. Statements in this Annual Report on Form 10-K for the period ending December 31, 2025 that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are not guarantees of future performance, should not be relied upon, and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements, including the risks discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025 in Item 1A under “Risk Factors” and the risks detailed from time to time in our future SEC reports. These forward-looking statements include, but are not limited to, statements about:
•our estimates regarding sufficiency of our cash resources, anticipated capital requirements, future revenue and our need for additional financing;
•the commencement of future clinical trials, if any, and the results and timing of those clinical trials;
•our expectations and timing related to our ongoing and planned clinical trials evaluating HEPZATO for the treatment of other metastatic cancers;
•our expectations that the results of any current or future clinical trial that we or any collaborator initiates will support increased clinical adoption of and reimbursement for our products;
•our ability to successfully commercialize CHEMOSAT, HEPZATO KIT, and future products, if any, generate additional revenue and successfully obtain reimbursement for the products and/or the associated procedures;
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
•our ability to successfully source components of CHEMOSAT, HEPZATO KIT, and future products, if any, and enter into manufacturing and supplier contracts;
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
Many of the important factors that will determine these results are beyond our ability to control or predict. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. You are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Except as otherwise required by law, we do not assume any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
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
•We have limited experience as a commercial company and generating revenue from product sales. If the continued commercialization of HEPZATO is unsuccessful or any future approved products are unsuccessful, we may never be profitable or obtain sustainable profitability.
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
•We have obtained the right to affix the CE Mark for the CHEMOSAT Hepatic Delivery System as a medical device for the delivery of melphalan in the European Union. Since we may only promote the device within this specific indication, if physicians are unable or unwilling to obtain melphalan separately for use with CHEMOSAT, our ability to commercialize CHEMOSAT in the European Union will be significantly limited.
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
•The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.
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

Item 1.    Business.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to the “Company”, “Delcath”, “Delcath Systems”, “we”, “our”, and “us” refers to Delcath Systems, Inc., a Delaware corporation, incorporated in August 1988, and all entities included in our consolidated financial statements. Our corporate offices are located at 566 Queensbury Avenue, Queensbury, New York 12804. Our telephone number is (518) 743-8892 and our internet address is www.delcath.com. The information found on, or otherwise accessible through, our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.
Company Overview
We are an interventional oncology company focused on the treatment of cancers primary or metastatic to the liver. Our lead product, the HEPZATOTM KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product (“HEPZATO” or “HEPZATO KIT”), was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO for the treatment of metastatic hepatic dominant uveal melanoma (“mUM”) took place in January 2024.
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
In Europe, the hepatic delivery system is a stand-alone medical device having the same device components as HEPZATO, but without the melphalan hydrochloride and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan, or CHEMOSAT, where it has been used at major medical centers to treat a wide range of cancers in the liver. On February 28, 2022, CHEMOSAT received Medical Device Regulation (“MDR”) certification under the European Medical Devices Regulation (EU) 2017/745, which may be considered by jurisdictions when evaluating reimbursement. As of March 1, 2022, we assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.
We operate as one operating segment. See Note 16 - “Segment Information” in the accompanying notes to our consolidated financial statements for further detail.
Cancers in the Liver—A Significant Unmet Medical Need
According to the American Cancer Society’s (“ACS”) Cancer Facts & Figures 2025 report, cancer is the second leading cause of death in the United States, with more than 618,000 deaths and over 2 million new cases expected to be diagnosed in 2025. Cancer is one of the leading causes of death worldwide, accounting for approximately 10 million deaths and 20 million new cases in 2022 according to GLOBOCAN, the database of the International Association of Cancer Registries. The financial burden of cancer is enormous for patients, their families and society. The liver is often the life-limiting organ for cancer patients and cancer that spreads to the liver is one of the leading causes of cancer death. Cancer that begins in one area of the body often metastasizes to the liver. Patient prognosis is generally poor once cancer has spread to the liver. Consequently, cancers in the liver remain a major unmet medical need globally.
Cancers in the Liver—Incidence and Mortality
Cancers in the liver consist of primary liver cancer and cancers metastatic to the liver. Primary liver cancers, hepatocellular carcinoma and intrahepatic cholangiocarcinoma, originate in the liver or biliary tract and are particularly prevalent in populations where the primary risk factors for the disease, such as hepatitis-B, hepatitis-C, high levels of alcohol consumption, aflatoxin, cigarette smoking and exposure to industrial pollutants, are present. Cancers metastatic to the liver, also called liver metastasis, or secondary liver cancer, result from the spread or “metastases” of a primary cancer into the liver. These metastases often continue to grow even after the primary cancer in another part of the body has been removed or successfully treated. Given the vital biological functions of the liver, including processing nutrients from food and filtering toxins from the blood, it is not uncommon for metastases to settle in the liver. In many cases patients die not as a result of their primary cancer, but from the tumors that metastasize to their liver. In the United States, metastatic liver disease is more prevalent than primary liver cancer. We estimate that the total potential addressable market for liver cancer (primary and metastatic) is approximately 200,000 in the United States per year. Based on industry reports, it is estimated the total addressable market (“TAM”) in the United States for mUM, metastatic cholangiocarcinoma (“mCCA”), metastatic neuroendocrine tumor (“mNET”), metastatic colorectal cancer (“mCRC”), metastatic breast cancer (“mBC”), metastatic non-small cell lung cancer (“mNSCLC”), metastatic pancreatic cancer (“mPC”) and HCC, is well over $1.0 billion.
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
Procedures in the liver, and liver directed treatments (interventional oncology) are performed by an interventional radiologist. These procedures include trans-arterial chemoembolization (TACE, DEBTACE) and Radioembolization (SIRT, TARE, or Y90). We believe that CHEMOSAT and HEPZATO represent an important advancement in the potential liver-directed treatment of primary liver cancer and other cancers metastatic to the liver. Two key factors differentiate PHP with HEPZATO and CHEMOSAT from other liver directed therapies: the ability to treat the entire liver, including radiologically invisible micrometastases, and the repeatability of the procedure. We believe PHP with HEPZATO and CHEMOSAT is uniquely positioned either as a standalone therapy or as a complement to other therapies. In clinical studies with HEPZATO and CHEMOSAT, both treatment-naive and pretreated patients have benefited from the treatment, thus expanding the use to multiple lines of treatment.

Uveal Melanoma
Uveal melanoma frequently metastasizes to the liver. Based on third party research that we commissioned approximately 5,000-6,200 cases of uveal melanoma are diagnosed in the United States and Europe annually, and approximately 50% of these patients will develop metastatic disease. Of metastatic cases of uveal melanoma, approximately 90% of patients develop liver involvement. According to Lane et al., JAMA Ophthalmol. 2018 Sep 1;136(9):981-98, once uveal melanoma has spread to the liver, median overall survival for these patients is up to 12 months. There is no one standard of care for patients with uveal melanoma liver metastases. Based on our research, an estimated 800 patients with uveal melanoma liver metastases in the United States, and 1,200 patients in Europe may be eligible for treatment with HEPZATO or CHEMOSAT annually. Eligible patients are those with limited extrahepatic disease that can be treated with resection or radiation, who are able to safely undergo general anesthesia, and who have metastases involving less than 50% of the liver parenchyma. Currently 55% of the patients are not eligible for KIMMTRAK, the only approved uveal melanoma systemic therapy, and most patients are treated with multiple lines of therapy. We estimate the annual addressable market for this indication in the United States and Europe is approximately $600 million per year.

Colorectal Cancer
Colorectal cancer (“CRC”) is one of the most prevalent cancers in the United States and Europe and has a high metastatic rate to the liver. GLOBOCAN 2022 estimates that there are 516,452 CRC diagnoses per year in the United States and the European Union. According to the ACS, in the United States there are approximately 160,186 diagnoses leading to 54,614 deaths.
Recent advances in the treatment of primary CRC have shown encouraging increases in 5-year survival; however, the presence of metastasis is an indicator for increased mortality probability. We estimate approximately 98,000 CRC patients in the United States, the United Kingdom and the European Union annually could be candidates for treatment with HEPZATO (if it received FDA approval for such treatment) and CHEMOSAT.

Breast Cancer
Breast cancer (“BC”) is the most diagnosed cancer in women in the United States and worldwide. The ACS estimates that 319,750 women will be diagnosed with BC in the United States annually. BC is the second leading cancer-related cause of death for women (behind lung cancer) in the United States. GLOBOCAN 2022 estimates that there are, annually, 708,210 women diagnosed with BC in the United States, the European Union and the United Kingdom. Recent advances in primary

BC treatments have given patients a high 5-year survival rate. The prognosis for patients with BC liver metastasis, however, remains poor.
Approximately 18% of all women diagnosed with BC will also have distant metastatic disease, in which 5% of these patients will have liver only metastasis. Eventually 50% of all metastatic patients will see their disease progress to the liver in addition to their initial diagnosed metastatic site and in 20% of these patient’s liver progression is the cause of mortality (Deipolyi AR, et al.J Vasc Inter Radiol. 2018;29(9):1226-1235). Treatment options for patients with multiple sites of metastatic disease vary. We estimate that approximately 6,000 BC patients with hepatic involvement in the United States and the European Union could be candidates for treatment with HEPZATO KIT and CHEMOSAT. An additional 10,000 patients could benefit from treatment with HEPZATO (if it received FDA approval for such treatment) and CHEMOSAT in the palliative setting based on local treatment guidelines.

Neuroendocrine Cancer
Neuroendocrine Tumors (“NETs”) or neuroendocrine neoplasia are a rare group of cancers that originate from neuroendocrine cells. NETs can originate anywhere in the body, the most common sites include the digestive tract, rectum, lungs, pancreas, or appendix. The American Society of Clinical Oncology estimates that there are 12,000 new diagnoses of NETs each year in the United States, and a total of 21,500 in the United States and Europe.
According to Pape et al. 2008. Endocrine-Related Cancer. 15(4), 1083-1097, NETs have a metastasis rate of between 60-80% and the majority of these accrue in the liver (85%). We estimate that approximately an aggregate of 7,500 NETs patients in the United States, the United Kingdom and the European Union each year could be candidates for treatment with HEPZATO (if it received FDA approval for such treatment) and CHEMOSAT.

Pancreatic Cancer
Pancreatic adenocarcinoma has a poor prognosis. The ACS estimates that pancreatic cancer will affect 62,210 patients annually, with 49,830 annual deaths in the United States. Along with GLOBOCAN estimates for Western Europe, pancreatic cancer affects a total of 132,442 patients annually with 105,638 annual deaths.
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

Cholangiocarcinoma
According to GLOBOCAN 2022, an estimated 68,500 new cases of primary liver cancer, or Cholangiocarcinoma (“CCA”), are diagnosed in the United States and Europe annually. According to the ACS, approximately 42,240 new cases of these cancers are expected to be diagnosed in the United States, leading to approximately 30,090 deaths.
Hepatocellular Carcinoma
Hepatocellular Carcinoma (“HCC”) is the most common form of primary liver cancer and remains a significant cause of cancer-related mortality globally. According to GLOBOCAN 2022 and updated 2026 projections, there are approximately 110,740 new cases of primary liver cancer diagnosed annually in the United States, the European Union, and the United Kingdom combined. While surgical resection and liver transplantation offer the best hope for a cure, approximately 80% of patients present with unresectable disease at the time of diagnosis or are ineligible for surgery due to underlying cirrhosis or tumor location. For these patients, regional, liver-directed therapies are critical as the disease is inherently confined to the liver parenchyma. We estimate that approximately 65,000 HCC patients annually in the United States and Europe could be candidates for treatments with HEPZATO (if it received FDA approval for such treatment) and CHEMOSAT, representing the largest segment of our addressable primary liver cancer market.
Intrahepatic Cholangiocarcinoma
Intrahepatic Cholangiocarcinoma (“ICC”) is the second most common form of primary liver cancer and according to Wang et al., 2013 J Clin Oncol 31:1188-1195 accounts for 5-30% of primary liver cancers diagnosed in the United States and Europe annually. We believe that 80% of ICC patients are not candidates for surgical resection, and may be candidates for certain local treatments. According to third party research that we commissioned, including ICC and extrahepatic liver cancers that have liver involvement, we estimate that approximately 9,000 ICC patients in the United States, the United

Kingdom and the European Union annually could be candidates for treatment with HEPZATO KIT (if it received FDA approval for such treatment) and CHEMOSAT.
Non-small cell lung cancer
Lung cancer is the leading cause of cancer-related death in the United States and Europe, with Non-Small Cell Lung Cancer (“NSCLC”) accounting for approximately 85% of all lung cancer diagnoses. We estimate that approximately 240,000 new cases of lung cancer will be diagnosed in the United States annually, with GLOBOCAN 2022 estimating over 640,000 annual diagnoses across the United States, the European Union, and the United Kingdom. While recent advances in systemic immunotherapy and targeted agents have significantly improved 5-year survival rates for mNSCLC, the liver remains a frequent “escape site” for disease progression. Approximately 30% to 40% of patients with mNSCLC will develop liver metastases during the course of their disease, which is often associated with a significantly poorer prognosis and resistance to systemic checkpoint inhibitors. We estimate that a subset of these patients, approximately 34,000 individuals in the United States and Europe annually, present with liver-dominant metastatic disease and could be candidates for treatment with HEPZATO (if it received FDA approval for such treatment) and CHEMOSAT to achieve regional control of their hepatic burden.

About HEPZATO KIT and CHEMOSAT
HEPZATO KIT™ (HEPZATO (melphalan) for Injection/Hepatic Delivery System) and CHEMOSAT® Hepatic Delivery System for Melphalan percutaneous hepatic perfusion (“PHP”), are designed to administer high-dose chemotherapy to the liver while controlling systemic exposure and associated side effects during a PHP procedure.
In the United States, HEPZATO KIT is considered a combination drug and device product and is regulated and approved for sale as a drug by the FDA. HEPZATO KIT is comprised of the chemotherapeutic drug melphalan and Delcath’s proprietary Hepatic Delivery System (“HDS”). In Europe, the device-only configuration of the HDS is regulated as a Class III medical device and is approved for sale under the trade name CHEMOSAT Hepatic Delivery System for Melphalan. During the PHP procedure the HDS is used to isolate the hepatic venous blood from the systemic circulation while simultaneously filtrating hepatic venous blood during melphalan infusion and washout. The use of the HDS results in loco-regional delivery of a relatively high melphalan dose, which can potentially induce a clinically meaningful tumor response with minimal hepatotoxicity and reduce systemic exposure.
The PHP procedure is an outpatient procedure performed in an interventional radiology suite in approximately two to three hours. Patients may remain in a post-anesthesia care unit, surgical intensive care unit or step-down unit overnight for observation following the procedure. Treatment with CHEMOSAT and HEPZATO KIT is repeatable, and a new disposable system is used for each treatment. Patients treated in clinical trial settings were permitted up to six treatments. In commercial treatment settings, patients have received up to ten treatments. HEPZATO KIT received regulatory approval by the FDA in August 2023 for adult uveal melanoma patients with unresectable liver metastases only, and patients with unresectable liver metastases and extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissue or lung that is amenable to resection or radiation. HEPZATO KIT’s indication is not limited to specific human leukocyte antigen (“HLA”) phenotypes or to a specific line of treatment. In Europe, CHEMOSAT is approved for the percutaneous intra-arterial administration of melphalan hydrochloride to the liver, where it has been used in the conduct of percutaneous hepatic perfusion procedures at major medical centers to treat a wide range of cancers to the liver.
The FOCUS Trial
To support the New Drug Application (“NDA”) for HEPZATO, we conducted the FOCUS Clinical Trial for patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. The FOCUS Trial evaluated the safety and efficacy of treatment with the HEPZATO KIT for patients with mUM. The primary endpoint of overall response rate (“ORR”) was assessed by an Independent Review Committee per RECIST v1.1. The primary endpoint of the trial, ORR was met with a wide margin and the safety profile was acceptable. Results from the FOCUS Trial were reviewed by the FDA and were the basis for approval of HEPZATO KIT on August 14, 2023. On May 6, 2024, we announced the publication of results from our Phase 3 FOCUS Trial, including an ORR of 36.3%, which included 7.7% of patients with Complete Response, as determined by an Independent Review Committee. An ORR of 36.3% in the FOCUS study was statistically significantly better than the pooled ORR estimate (a weighted mean of the observed ORR) of 5.5% in the historical control group. Two additional publications with FOCUS trial results were published, including results from the first, randomized portion of the FOCUS trial (Zager et al., Ann Surg Oncol 2025) and the results from key subgroup analyses of the FOCUS trial (Zager et al., J Cancer Res Clin Oncol 2025). We expect that these publications will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States.

CHOPIN Trial
The Leiden University Medical Center conducted an investor-initiated Phase 1b/2 trial (the “CHOPIN trial”) on the use of CHEMOSAT in combination with the immune checkpoint inhibitors (“ICI”) ipilimumab and nivolumab to treat patients with mUM with liver metastases.
The goal of the CHOPIN trial was to evaluate the safety and efficacy of systemic ICI therapy with ipilimumab plus nivolumab (“IPI+NIVO”) when combined with Delcath’s liver-targeted percutaneous hepatic perfusion treatment in mUM patients. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. Published results from the Phase 1b portion of the trial include updated safety and efficacy results which were presented in June 2022 at the American Society of Clinical Oncology Annual Meeting. The Phase 1b portion of the trial enrolled seven patients each of which were treated with two cycles of PHP (melphalan 3mg/kg, max 220 mg per cycle) combined with four cycles of IPI+NIVO, escalating the dosing from 1mg/kg each IPI+NIVO (cohort 1) to IPI 1mg/kg + NIVO 3mg/kg (cohort 2). In the seven patients, best tumor responses included 1 complete response, 5 partial responses and 1 stable disease accounting for an Objective Response Rate of 85.7% and a Disease Control Rate of 100%. At the cut-off date of November 15, 2022, the median follow-up was 29.1 months (range 8.9 – 30.2), the median Progression Free Survival (“PFS”) was 29.1 months (95% CI 11.9 – 46.3) and the median Duration Of Response (“DOR”) was 27.1 months (range 7.4 – 28.5). At the time of the cut-off date all patients were still alive and three of four patients who subsequently experienced progressive disease continued with treatment in the form of repeated PHP cycles.
On October 18, 2025, independent investigators presented results from the Phase 2 portion of the CHOPIN trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for percutaneous hepatic perfusion (PHP) when used alone versus when combined with the systemic ICI therapy.
The Phase 2 trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group. The secondary endpoints included Safety, Overall Survival (“OS”), Progression Free Survival (“PFS”) and Overall Response Rate (“ORR”). The combination group saw an increase in median OS of 23.1 months versus 19.6 months (HR = 0.39; p = 0.006), median PFS 12.8 months versus 8.3 months (HR = 0.34; p<0.001) and ORR of 76.3% in the combination group versus 39.5% (p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (81.6% versus 40.5%, P<0.001), but most were manageable with standard care. The combination treatment adverse events were consistent with the types, rates and frequencies of adverse events in individual use of PHP and checkpoint inhibitors. No new safety signals were identified.
Clinical Development Program
In addition to HEPZATO’s FDA approved use to treat mUM, we believe that HEPZATO has the potential to treat other cancers in the liver, such as mCRC, mBC, mCCA, mNET, mNSCLC, mPC and HCC. The focus of our current and planned clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in a broader set of liver cancer indications either as monotherapy or in combination or sequenced with current standard of care therapeutics, including immunotherapy. The ongoing and planned trials may support eventual regulatory submissions for label expansion in the United States as well as support increased clinical adoption and reimbursement in various jurisdictions including the United States and Europe.
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

Metastatic Colorectal Cancer
Our Investigational New Drug (“IND”) application for a Phase 2 clinical trial evaluating HEPZATO in combination with SOC for metastatic breast cancer (“mCRC”) was cleared by the FDA in December 2024.
The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. Patient enrollment began during the third quarter of 2025, with the study expected to take place at more than 20 sites across the United States and Europe. In July 2025, we received authorization from the European Union and United Kingdom regulatory authorities for the clinical study of Melphalan for Injection/Hepatic Delivery System in patients with refractory metastatic colorectal cancer with the liver dominant disease. The trial’s primary endpoint, hepatic progression-free survival (“hPFS”), is anticipated to read out by the end of 2027, while OS, a secondary endpoint, is expected in 2028.
We estimate that the TAM for liver-dominant mCRC receiving third-line treatment is between 6,000 and 10,000 patients annually in the United States. This market includes patients who present with significant liver disease burden, with liver-dominant status determined through radiological and clinical criteria. By targeting this patient population, we aim to provide a novel treatment option for those with limited therapeutic alternatives.
Metastatic Breast Cancer
Our IND application for a Phase 2 clinical trial evaluating HEPZATO in combination with SOC in liver-dominant metastatic breast cancer (“mBC”) was cleared by the FDA in April 2025.
The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-metastatic HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 15 sites across the United States and Europe, with patient enrollment expected to begin in the first quarter of 2026. The trial’s primary endpoint, hPFS, is anticipated to read out by the end of 2028, while results for OS, a secondary endpoint, is expected in 2029.
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
Upon activation of the cancer center, the center is able to commercially treat patients with HEPZATO. As of December 31, 2025, there were 32 sites accepting referrals, with 25 active sites.

United States Reimbursement
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
On January 30, 2024, Centers for Medicare and Medicaid Services (“CMS”) announced an established permanent and product-specific J-Code for HEPZATO. The J-Code (J9248) became effective on April 1, 2024. Delcath applied for and was granted transitional drug pass-through status for HEPZATO under the Outpatient Prospective Payment System for hospital outpatient services beginning on April 1, 2024 and expiring on March 31, 2027. On August 5, 2024, CMS announced that it had has granted New Technology Add-on Payment (“NTAP”) status for HEPZATO, effective October 1, 2024. The NTAP designation under the CMS Inpatient Prospective Payment System (“IPPS”) is designed to support the adoption of innovative medical technologies that provide substantial clinical improvement over existing treatments. HEPZATO is used primarily in the outpatient setting, however there are instances where it is used in the inpatient setting. This additional payment is intended to help to cover the costs associated with HEPZATO for eligible Medicare inpatients, ensuring that more patients can benefit from this advanced liver-directed therapy.
On October 23, 2025, the Company entered into a National Drug Rebate Agreement (“NDRA”) with CMS, which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. Under the PPA, beginning on July 1, 2025, the Company began selling HEPZATO to eligible covered entities at the statutory 340B price. The Company is also obligated to make any sales to the VA at the Federal Ceiling Price. The NDRA, the PPA, and the agreement with the VA requires the Company to calculate and submit pricing information to the Government and subjects the Company to potential penalties for failing to make timely and/or accurate reports of the required values.
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
In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the Inflation Reduction Act (“IRA”) among other things, (1) requires the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source biologics that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program (the “Medicare Drug Price Negotiation Program”), and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation on an annual basis. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Europe
Since the launch of CHEMOSAT in Europe, there have been over 2,000 commercial treatments and CHEMOSAT is currently available in 22 cancer centers across Europe. Physicians in Europe have used CHEMOSAT to treat patients with a variety of cancers in the liver, primarily uveal melanoma liver metastases, and other tumor types, including hepatocellular carcinoma and cholangiocarcinoma, as well as liver metastases from cutaneous melanoma, colorectal, breast, and pancreatic cancer, as well as neuroendocrine tumors.
For the period of December 2018 through February 2022, medac GmbH was our exclusive distributor for CHEMOSAT in Europe and had the exclusive right to market and sell CHEMOSAT in all member states of the European Union, Norway, Liechtenstein, Switzerland, and the United Kingdom. On March 1, 2022, we assumed direct responsibility for sales, marketing and distribution of CHEMOSAT in Europe.

European Reimbursement
A critical driver of utilization growth for CHEMOSAT in Europe is the expansion of reimbursement mechanisms for the procedure in our priority markets. In most European countries, the government provides healthcare and controls reimbursement levels. Since the European Union has no jurisdiction over patient reimbursement or pricing matters in its member states, the methodologies for determining reimbursement rates and the actual rates vary by country. Reimbursement is administered on a regional and national basis. A medical device is typically reimbursed under a Diagnosis Related Groups (“DRG”) as part of a procedure. Prior to obtaining permanent DRG reimbursement codes, in certain jurisdictions, we are actively seeking interim reimbursement from existing mechanisms that include specific interim reimbursement schemes, new technology payment programs as well as existing DRG codes.
On February 28, 2022, CHEMOSAT received MDR certification under the European Medical Devices Regulation (EU) 2017/745, which may be considered by jurisdictions when evaluating reimbursement.
The release of the clinical study report from the FOCUS Trial has created the opportunity to apply for National Level reimbursement in each European country for treatment of mUM. These applications must be made by us on a country-by-country basis, with priority placed on markets where CHEMOSAT is currently used. Currently, CHEMOSAT has an interim level of reimbursement in Germany. Although Delcath submitted an application for CHEMOSAT reimbursement to the NHS in England in January 2025, the application remains pending. In June 2025, CHEMOSAT was approved for reimbursement for two years in the Vastra Gotaland Region in Sweden.
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
The results of preclinical tests (which include laboratory evaluation as well as GLP studies to evaluate toxicity in animals) for a particular product candidate, together with related manufacturing information and analytical data, are submitted as part of an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. IND submissions may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”), for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center, and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive good clinical practice (“GCP”) regulations and regulations for informed consent and privacy of individually identifiable information. Similar requirements to the United States IND are required in the European Union and other jurisdictions in which we may conduct clinical trials.
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

New Drug Applications
The results of drug development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. An NDA must contain extensive chemistry, manufacturing, and control information and be accompanied by a significant user fee, which may be waived in certain circumstances. Once the submission has been accepted for filing, the FDA should review NDAs within ten months of submission or, if the NDA relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation, and recommendation as to whether the NDA should be approved. For new oncology products, the FDA will often solicit an opinion from an Oncology Drug Advisory Committee (“ODAC”), which is a panel of expert authorities knowledgeable in the fields of general oncology, pediatric oncology, hematologic oncology, immunologic oncology, biostatistics, and other related professions. The ODAC panel reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the Commissioner of the FDA. However, the FDA is not bound by the recommendation of an advisory committee and may deny approval of an NDA by issuing a Complete Response Letter, (“CRL”), if the applicable regulatory criteria are not satisfied. A CRL may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing.
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
For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program.
Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. In addition, in December 2025, CMS released two MFN drug pricing proposed rules, which, if adopted would implement mandatory drug rebate schemes for select drugs in Medicare B and Medicare Part D. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including establishing Most-Favored-Nation pricing for pharmaceutical products and launching an online clearinghouse (“TrumpRx”) for patients to purchase certain products from manufacturers on a cash pay basis; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the Inflation Reduction Act (“IRA”).
In addition, certain foreign activities related to drugs, biologics, and research, especially with regard to China, have come under increased scrutiny in the United States. On December 10, 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) passed overwhelmingly in the U.S. House of Representatives (the “House”) and includes the BIOSECURE Act which prohibits the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and would prohibit U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology companies of concern” include companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the 1260H List) and also authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern”. The U.S. Senate passed the NDAA on December 17, 2025 and President Trump subsequently signed the NDAA into law on December 18, 2025. With the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.
European Regulatory Environment
In the European Union, the CHEMOSAT system is subject to regulation as a medical device. The European Union is composed of the 27 Member States of the European Union plus Norway, Iceland, and Liechtenstein. Under the European Union Medical Device Directive (Directive No 93/42/EEC of 14 June 1993) (“EU MDD”), as last amended, drug delivery products such as CHEMOSAT are governed by the European Union laws on pharmaceutical products only if they are (i) placed on the market in such a way that the device and the pharmaceutical product form a single integral unit which is intended exclusively for use in the given combination, and (ii) the product is not reusable. In such cases, the drug delivery product is governed by the European Union Code on Medicinal Products for Human Use (Directive 2001/83/EC, as last amended) (“EUCMPHU”), while the essential requirements of the EU MDD apply to the safety and performance-related device features of the product. Because we do not intend to place the CHEMOSAT system on the European Union market as a single integral unit with melphalan, the product has been governed solely by the EU MDD, while the separately marketed drug is governed by the EUCMPHU and other European Union legislation applicable to drugs for human use.
In order to commercialize a medical device in the European Union, we must comply with the essential requirements of the EU MDD and more recently, the EU MDR. Compliance with these requirements entitles a manufacturer to affix a CE conformity mark, without which the products cannot be commercialized in the European Union. To demonstrate compliance with the essential requirements and obtain the right to affix the CE conformity mark, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. In April 2011, we obtained authorization to affix a CE Mark for the Generation One CHEMOSAT system and began European commercialization with this version of the CHEMOSAT system in early 2012. In April 2012, we obtained authorization to affix a CE Mark for the Generation Two CHEMOSAT system, and since this time all procedures in Europe have been performed with this version of the system.
The EU MDD establishes a classification system placing devices into Class I, IIa, IIb, or III, depending on the risks and characteristics of the medical device. For certain types of low-risk medical devices (i.e., Class I devices which are non-sterile and do not have a measuring function), the manufacturer may issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU MDD. Other devices are subject to a conformity assessment procedure requiring the intervention of a Notified Body, which is an organization designated by a Member State of the European Union to conduct conformity assessments.
A manufacturer without a registered place of business in a Member State of the European Union that places a medical device on the market under its own name must designate an authorized representative established in the European Union who can act before, and be addressed by a Competent Authority on the manufacturer’s behalf with regard to the manufacturer’s obligations under the EU MDD and, more recently, the EU MDR. Our wholly-owned subsidiary, Delcath Systems Ltd. located in Galway, Ireland, serves as the authorized representative of the Company.
The European Commission undertook a review of the EU MDD legislative framework and promulgated REGULATION (EU) 2017/745 OF THE EUROPEAN PARLIAMENT AND OF THE COUNCIL of 5 April 2017 on medical devices, amending Directive 2001/83/EC, Regulation (EC) No 178/2002 and Regulation (EC) No 1223/2009 and repealing Council Directives 90/385/EEC and 93/42/EEC. This EU MDR became effective on May 25, 2017, and governs all facets of medical devices.
On February 28, 2022, CHEMOSAT received medical device certification under the EU MDR, which replaced CHEMOSAT’s prior certification under the EU MDR. Achieving EU MDR certification entailed a detailed evaluation from a designated European Union Notified Body, including an audit of quality systems and a review of documentation supporting safety and performance claims for the device. The EU MDR greatly expands upon existing EU MDD requirements, including the level of clinical evidence supporting claims, post-marketing surveillance, database traceability, unique device identification or UDI and increased supply chain oversight. Under the EU MDR, CHEMOSAT is a Class III medical device.
In the European Union, we must also comply with the Medical Device Vigilance System, which is designed to improve the protection of the health and safety of patients, users, and others by reducing the likelihood of recurrence of incidents related to the use of a medical device. Under this system, incidents are defined as any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labeling or the instructions for use which, directly or indirectly, might lead to or might have led to the death of a patient, user or other persons or to a serious deterioration in their state of health. When a medical device is suspected to be a contributory cause of an incident, its manufacturer or authorized representative in the European Union must report it to the Competent Authority of the Member State where the incident occurred.
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
Our product instructions and indication reference the chemotherapeutic agent melphalan hydrochloride. However, no melphalan labels in the European Union reference our product, and the labels vary from country to country with respect to the approved indication of the drug and its mode of administration. In the exercise of their professional judgment in the practice of medicine, physicians are generally allowed, under certain conditions, to use or prescribe a product in ways not approved by regulatory authorities. Physicians intending to use our device must obtain melphalan separately for use with the CHEMOSAT system and must use melphalan independently at their discretion.
In the European Union, the advertising and promotion of our products is also subject to EU Member States laws implementing the EU MDD, Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, as well as other European Union Member State legislation governing the advertising and promotion of medical devices. These laws may further limit or restrict the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.
Failure to comply with the European Union Member State laws implementing the EU MDD and, more recently, the EU MDR, the European Union and European Union Member State laws on the promotion of medicinal products or with other applicable regulatory requirements can result in enforcement action by the European Union Member State authorities. An enforcement action may result in any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

Intellectual Property
Our success depends in part on our ability to obtain patents and trademarks, maintain trade secret and know-how protection, enforce our proprietary rights against infringers, and operate without infringing on the proprietary rights of third parties. Because of the length of time and expense associated with developing new products and bringing them through the regulatory approval process, the healthcare industry places considerable emphasis on obtaining patent protection and maintaining trade secret protection for new technologies, products, processes, know-how, and methods. We hold rights in 13 United States utility patents, one United States design patent, two pending United States utility patent applications, nine issued foreign counterpart utility patents (including the validations of European Patents with claims directed to our filter and frame apparatus in 19 European countries, with claims directed to our filter apparatus and media in 15 European countries, and with claims to a kit of parts, directed to CHEMOSAT®, in 18 European countries), three issued foreign counterpart design patents, and two pending foreign counterpart patent applications.
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
In certain circumstances, United States patent law allows for the extension of a patent’s duration for a period of up to five years after FDA approval. In October 2023, after receiving FDA approval for the HEPZATO KIT®, we requested an extension of the term for one of our patents. In addition to our proprietary protections, the FDA has granted us six orphan drug designations that provide us a seven-year period of exclusive marketing beginning on the date that our NDA is approved by the FDA for the designated orphan drug. While the exclusivity only applies to the indication for which the drug has been approved, we believe that this exclusivity will provide us with added protection.

There has been and continues to be substantial litigation regarding patent and other intellectual property rights in the pharmaceutical and medical device areas. If a third party asserts a claim against us, we may be forced to expend significant time and money defending such actions and an adverse determination in any patent litigation could subject us to significant liabilities to third parties, require us to redesign our product, require us to seek licenses from third parties and, if licenses are not available, prevent us from manufacturing, selling, or using our product. Additionally, we plan to enforce our intellectual property rights vigorously and may find it necessary to initiate litigation to enforce our patent rights or to protect our trade secrets or know-how. Patent litigation is costly and time consuming and there can be no assurance that the outcome will be favorable to us.

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
IDEAYA Biosciences (“IDEAYA”) and Replimune Group (“Replimune”) are currently developing therapies for the treatment of mUM. IDEAYA is developing darovasertib, an oral protein kinase C PKC inhibitor, in combination with crizotinib, a cMET inhibitor, targeting first-line HLA-A2 negative mUM patients. This combination has received FDA Fast Track designation and is currently being evaluated in a potentially registration-enabling Phase 2/3 trial. In the third quarter of 2025, IDEAYA initiated a global, randomized Phase 3 neoadjuvant registrational trial (designated OptimUM-10) for darovasertib in primary uveal melanoma. Replimune is investigating RP2, an oncolytic immunotherapy, for mUM. Replimune has commenced a randomized Phase 2/3 trial comparing RP2 combined with nivolumab versus the combination of ipilimumab and nivolumab in immune checkpoint inhibitor-naïve adult patients with mUM. Neither of these products have been approved for the treatment of mUM.
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
We are required to comply with cGMP regulations and quality system regulations relating to our manufacturing of HEPZATO KIT for distribution in the United States. We are also required to comply with the FDA’s cGMP regulations and international quality system regulations, including those established by the International Standards Organization (“ISO”), with respect to products sold in the European Union. We are required to maintain ISO 13485 certification for medical devices to be sold in the European Union, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. Our facilities are ISO 13485:2016 certified.
Human Capital Management
Our management team is comprised of highly experienced pharmaceutical and biotechnology executives with successful track records in researching, developing, gaining approval for and commercializing novel medicines to treat serious diseases. Each member of our management team has 20 to 30 years of industry experience. Additionally, the team has significant experience in capital raises, mergers/acquisitions, business development, and sales and marketing in the pharmaceutical industry. Our Board also consists of individuals with significant experience in the pharmaceutical and biotechnology industries. As of February 13, 2026, including our management team, we had approximately 156 full time employees, of which 141 are located in the United States and 15 are located in Europe. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced any work stoppages. We believe our relationship with our employees is good. Although we have consolidated our offices to Queensbury, New York, the majority of our employees work remotely outside of the Queensbury area.
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
As of December 31, 2025, we had $43.5 million in cash and cash equivalents and $47.6 million in short-term investments. We have a substantial accumulated deficit and recurring operating losses in prior years. For the years ended December 31, 2025 and 2024, we incurred a net gain of approximately $2.7 million and a net loss of $26.4 million, respectively, and notwithstanding any prior net gain, we may continue to incur losses in the future. To date, we have funded our operations primarily through a combination of private placements and public offerings of our securities and debt financing, including convertible notes, as well as from revenue we have generated from HEPZATO and CHEMOSAT. If we continue to incur losses, we may exhaust our capital resources, and as a result may be unable to further commercialize our products in the United States and the European Union and any other jurisdictions where we may receive regulatory approval for our products or conduct future product development, if any, including clinical trials for new product candidates or for HEPZATO or CHEMOSAT in additional indications for which we do not currently have regulatory approval.
Our prior losses and potential future losses have had and would continue to have an adverse effect on our stockholders’ equity and working capital. Our ability to generate additional product revenue from HEPZATO and CHEMOSAT, for any currently approved indications or any indications for which they are approved in the future, or future product candidates, if any, also depends on a number of additional factors, including, but not limited to, our ability to:
•successfully commercialize and sell HEPZATO and CHEMOSAT pursuant to existing regulatory approvals;
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
•launch and commercialize any product candidates for which regulatory approval is obtained;
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
Our expenses will increase, particularly as we continue to commercialize HEPZATO in the United States, including expenses related to product sales, marketing, manufacturing and distribution. In the absence of significant revenue from either or both of HEPZATO and CHEMOSAT, we may require substantial additional funding to continue the commercialization of HEPZATO in the United States, complete product development projects or clinical trials. If we are unable to raise additional capital or generate significant revenue from either or both of HEPZATO and CHEMOSAT, our ability to complete product development projects or clinical trials, including trials for HEPZATO and CHEMOSAT, in additional indications, may be impaired, which could have a material adverse effect on our business, financial condition and results of operations. If we are not successful in generating product revenue, we do not know if additional financing will be available on commercially reasonable terms or at all. In addition, we may not be able to access a portion of our existing cash, cash equivalents and investments due to market conditions or contractual obligations, such as restrictive covenants that are sometimes included in debt financing.
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
To the extent that we raise additional capital by issuing equity securities, existing stockholders’ ownership may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of a common stockholder. In addition, to the extent any outstanding warrants or stock options are exercised, this will also cause dilution. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, creating liens, redeeming its stock or making investments.
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
We received approval by the FDA for HEPZATO in the United States in August 2023 and began generating revenue from product sales in 2024. Our ability to become and remain profitable is heavily dependent on our ability to generate substantial revenue from HEPZATO for the treatment of mUM. The success of our continued commercialization will depend on a number of factors, including, among others, the continued development of our commercial organization, including our internal sales and marketing team and distribution capabilities, our ability to navigate the significant expenses and risks involved with the development and management of such capabilities, satisfying any post-marketing regulatory requirements, our ability to secure adequate healthcare coverage and the acceptance of HEPZATO by patients and third-

party payors. If HEPZATO, or any other future approved product, does not achieve an adequate level of acceptance, coverage, pricing or reimbursement, we may not generate significant revenue from product sales and we may not be profitable. Even if we successfully continue to commercialize HEPZATO in the United States, we may be unable to achieve or maintain profitability, unless HEPZATO is approved in other jurisdictions or for additional indications. Because of the uncertainties and risks associated with these activities, we are unable to accurately and precisely predict the timing and amount of revenues from product sales of HEPZATO, or any future approved products, or if or when we might achieve profitability.
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
Under the current regulatory scheme in the European Union, CHEMOSAT is approved for marketing as a device only, and doctors will separately obtain melphalan for use with CHEMOSAT. Although melphalan has been approved in the European Union for over a decade, we are aware that there are currently three approved manufacturers of melphalan in certain countries in the European Union. If any of these manufacturers fail to provide end-users with adequate supplies of melphalan or fail to comply with the requirements of regulatory authorities, we may be unable to successfully commercialize our product in the European Union. Additionally, melphalan is not available in certain foreign countries outside the European Union where we may seek to market CHEMOSAT. If supply of melphalan remains limited or unavailable, we will be unable to commercialize CHEMOSAT in these markets, thereby limiting future sales opportunities.
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
We have limited experience in the sale, marketing and distribution of pharmaceutical products in the United States. To achieve commercial success for HEPZATO and any other product candidates, if approved, for which we retain sales and marketing responsibilities, we must either develop an effective sales and marketing organization or outsource these functions to other third parties. We have established sales and marketing capabilities to support HEPZATO for the treatment of adult patients with unresectable hepatic-dominant mUM in the United States. We may need to further build our sales and marketing infrastructure, either directly or with third-party partners, to maintain our ongoing commercialization efforts and to commercialize HEPZATO in other indications or to commercialize any of our other product candidates for which we obtain marketing approval.
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
Our entire focus has been on developing, commercializing, and obtaining regulatory authorizations and approvals of CHEMOSAT and HEPZATO. We may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community necessary for the commercial success of CHEMOSAT and HEPZATO. Physicians are often reluctant to switch their patients from existing therapies even when new and potentially more effective or convenient treatments enter the market. Further, patients often acclimate to the therapy that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch therapies due to lack of reimbursement for existing therapies. In addition, since CHEMOSAT currently is approved for commercialization solely in the EU and limited other jurisdictions (including the United Kingdom), and HEPZATO is approved only in the United States, if we are unsuccessful in commercializing the products in the EU/UK and the United States, we will have no means of generating revenue.
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
The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, dissemination of off-label information, industry-sponsored scientific and educational activities and promotional activities, including such activities involving the Internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Our ability to market and promote HEPZATO is limited to the approved indication. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA within their own medical judgment. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Thus, we may only market HEPZATO for its approved indication and could be subject to enforcement action for off-label marketing. Further, if there are any modifications to the product, including changes to product, labeling or manufacturing processes or facilities, we may be required to submit and obtain prior FDA approval, which may require us to develop additional data or conduct additional studies. Failure to comply with these requirements can result in adverse publicity, FDA warning letters, corrective advertising and potential civil and criminal penalties.
If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in governmental programs that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (the “MDRP”), as a condition of federal funds being made available for our covered outpatient drugs under Medicaid, we pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we report on a monthly and quarterly basis to the CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, the data includes the Average Manufacturer Price (“AMP”) for each drug and, in the case of innovator products, best price. In connection with Medicare Part B, we will continue to submit to Centers for Medicare and Medicaid Services (“CMS”) the average sales price (“ASP”) on a quarterly basis. ASP is calculated based on a statutorily defined formula, as well as regulations and interpretations of the statute by CMS. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information on a timely basis or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, in which case payment would not be available for our covered outpatient drugs.
In addition, federal law requires that any company that participates in the MDRP also participate in the 340B program. The 340B program is administered by Health Resources & Services Administration (“HRSA”) and requires us, as a participating manufacturer, to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. A drug that is designated for a rare disease or condition by the Secretary of HHS is not subject to the 340B ceiling price requirement if the sale is to one of the following types of covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized a revised administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs.
In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the VA/FSS pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.
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
Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may have a material adverse effect on us
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system and efforts to control healthcare costs, including drug prices, that could have a significant negative impact on our business, including preventing, limiting or delaying regulatory approval of our drug candidates and reducing the sales and profits derived from our products once they are approved. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), was signed into law, which narrowed access to the United States Patient Protection and Affordable Care Act of 2010 (“ACA”) marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, United States patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directives to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the MAHA Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the United States Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.
In addition, certain foreign activities related to drugs, biologics, and research, especially with regard to China, have come under increased scrutiny in the United States. For example, on December 18, 2025, President Trump signed the National Defense authorization Act for Fiscal Year 2026 into law, which includes the BIOSECURE Act. The BIOSECURE Act prohibits the U.S. government from procuring biotechnology equipment or services from “biotechnology companies of concern,” and prohibits U.S. government contracts, loans and grants to any entity that uses biotechnology equipment or services from a designated “biotechnology company of concern.” “Biotechnology companies of concern” include companies identified on the U.S. Department of Defense’s “Chinese military companies operating in the United States” list (the 1260H List) and also authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern”. With the BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government.
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
We have obtained the right to affix the CE Mark for the CHEMOSAT Hepatic Delivery System as a medical device for the delivery of melphalan in the European Union. Since we may only promote the device within this specific indication, if physicians are unable or unwilling to obtain melphalan separately for use with CHEMOSAT, our ability to commercialize CHEMOSAT in the European Union will be significantly limited.
In the European Union, CHEMOSAT is regulated as a Class III medical device indicated for the intra-arterial administration of a chemotherapeutic agent, melphalan hydrochloride, to the liver with additional extracorporeal filtration of the venous blood return. Our ability to market and promote CHEMOSAT is limited to this approved indication. To the extent that our promotion of CHEMOSAT is found to be outside the scope of its approved indication, we may be subject to fines or other regulatory action, limiting our ability to commercialize CHEMOSAT in the European Union.
If physicians are unable or unwilling to obtain melphalan separately for use with CHEMOSAT, our ability to commercialize CHEMOSAT in the European Union will be significantly limited. Our product instructions and indication reference the chemotherapeutic agent melphalan. However, no melphalan labels in the European Union reference our product, and the labels vary from country to country with respect to the approved indication of the drug and its mode of administration. As a result, the delivery of melphalan with our device may not be within the applicable label with respect to some indications in some Member States of the European Union where the drugs are authorized for marketing. Physicians intending to use CHEMOSAT must obtain melphalan separately for use with CHEMOSAT and must use melphalan independently at their discretion. If physicians are unable or unwilling to obtain melphalan separately from CHEMOSAT and/or to prescribe the use of melphalan independently, our sales opportunities in the European Union will be significantly limited.

We are subject to significant ongoing regulatory obligations and oversight in the European Union and the United States and will be in any other country where we receive marketing authorization or approval.
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
In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.
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
The commercial success of CHEMOSAT and HEPZATO will continue to depend upon their acceptance by the medical community and third-party payors as clinically useful, cost effective and safe. While we believe these products have achieved acceptance to date, there can be no guarantee that the medical community in the United States, European Union or the United Kingdom continue to accept and support the use of CHEMOSAT and HEPZATO in the future. Acceptance by the medical community may depend on the extent to which leaders in the scientific and medical communities publish scientific papers in reputable academic journals. If testing and clinical practice do not confirm the safety and efficacy of CHEMOSAT and HEPZATO or even if further testing and clinical practice produce positive results but the medical community does not view these favorably, our efforts to market CHEMOSAT and HEPZATO may fail, which would cause us to cease operation.
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
•the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA which created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
•HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, which impose certain requirements on covered entities, their respective business associates and covered subcontractors, and others relating to the privacy, security and transmission of individually identifiable health information;
•the federal transparency requirements under the ACA, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the HHS information related to certain payments and other transfers of value provided to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members; and
•state law and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information, such as Washington’s My Health My Data Act, in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Moreover, in the United States, federal, state, and local governments have enacted numerous information privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us, and the third parties with whom we work.
Outside the United States, an increasing number of laws, regulations, and industry standards govern information privacy and security. For example, both the European Union’s General Data Protection Regulation (“EU GDPR”) and the United

Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to €20 million under the EU GDPR, £17.5 million under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.
In addition, we may transfer personal data from Europe and other jurisdictions to the United States or other countries and may be subject to European Union regulations with respect to limiting the cross-border transfers of such data out of the European Economic Area (“EEA”) to the United States or other countries. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and United Kingdom to the United States in compliance with law, such as the EEA standard contractual clauses, the United Kingdom’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the United Kingdom extension thereto (which allows for transfers to relevant United States-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the United Kingdom or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
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
Furthermore, the legislative and regulatory landscape for information privacy and security continues to evolve, and there has been an increasing amount of focus on privacy and security issues. The United States and the European Union and its member states continue to issue new privacy and data protection rules and regulations that relate to personal data. Obligations related to information privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. For example, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.
Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. If we or the third parties with whom we work fail, or are perceived to have failed, to comply with applicable laws, regulations or duties relating to the use, privacy or security of personal data we could be subject to significant consequences including: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; reputational harm; or be forced to alter our business practices or change our business model and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related class-action claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.
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
Our patent protection for CHEMOSAT® and HEPZATO® is primarily in the United States, the European Union, and the United Kingdom. We do not have patent rights in certain foreign countries in which a market for our product and technologies exists or may exist in the future. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. The complexity and uncertainty of European patent laws have increased in recent years. In Europe, the new unitary patent system that came into effect in June of 2023, would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC had the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our product and technologies.
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
Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.
Our success depends in part on our ability to commercialize CHEMOSAT and HEPZATO prior to the expiration of our patent protection. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before CHEMOSAT and HEPZATO or any other product can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantages of the patent. In the United States and the European Union, the ordinary statutory natural expiration of a utility patent is generally 20 years from its filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Moreover, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements, and even if we receive an extension, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner.

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
In addition, third parties may initiate legal or administrative proceedings against us to challenge the validity or scope of our intellectual property rights, such as inter partes review, post-grant review, re-examination or opposition proceedings before the USPTO, the European Patent Office or other foreign counterparts. Many of our current and potential competitors have the ability to dedicate substantial resources to challenge our intellectual property rights. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. Competing products may also be sold in other countries in which our patent coverage might not exist or be as strong. If we lose a foreign patent lawsuit, alleging our infringement of a competitor’s patents, we could be prevented from marketing our product in one or more foreign countries.
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. We may be subject to claims by third parties asserting that our licensors, employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates.
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
Companies in the medical drug/device industry may use intellectual property infringement litigation to gain a competitive advantage. In the United States, patent applications filed in recent years are confidential for 18 months, while applications filed prior to November 2000 are not publicly available until the patent issues. As a result, there may be some uncertainties associated with avoiding patent infringement. Litigation may be necessary to enforce any patents issued or assigned to us or to determine the scope and validity of third-party proprietary rights. Litigation could be costly and could divert our attention from our business. There are no guarantees that we will receive a favorable outcome in any such litigation. If a third-party claims that we infringed its patents, any of the following may occur:
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

Litigation related to infringement and other intellectual property claims such as trade secrets, with or without merit, is unpredictable, can be expensive and time-consuming, and can divert management’s attention from our core business. Many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce and defend their intellectual property rights than we can. If we lose this kind of litigation, a court could require us to pay substantial damages, treble damages, and attorneys’ fees, and could prohibit us from using technologies essential to our product, any of which would have a material adverse effect on our business, results of operations, and financial condition. If relevant third-party patents are upheld as valid and enforceable and we are found to infringe, we could be prevented from selling our product unless we can obtain licenses to use technology covered by such patents. We do not know whether any necessary licenses would be available to us on satisfactory terms, if at all. If we cannot obtain these licenses, we could be forced to design around those patents at additional cost or abandon the product altogether. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could cause the price of our common stock to decline.
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
If we breach our license agreements, it could have a material adverse effect on our commercialization efforts for our product candidates.
We have or may in the future license intellectual property rights from third parties. License agreements often impose specified diligence, milestone payment, royalty and other obligations on us and require that we meet development timelines, or to exercise diligent or commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the license. Our rights with respect to in-licensed patents and patent applications may be lost if the applicable license agreement expires or is terminated or if we fail to satisfy the obligations under the license agreement. If we are unable to maintain these patent rights for any reason, our ability to develop and commercialize our product candidates could be materially harmed.
We may not have control of the preparation, filing, prosecution, maintenance, enforcement and defense of licensed patents and patent applications. Our licensors may not successfully prosecute certain patent applications, the prosecution of which they control, under which we are licensed and on which our business depends. Even if patents issue from these applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against third-party infringers, may fail to prove infringement, or may fail to defend against counterclaims of patent invalidity or unenforceability.
Risks with respect to parties from whom we have obtained intellectual property rights may also arise out of circumstances beyond our control. In spite of our best efforts, our licensors might conclude that we have materially breached our intellectual property agreements and might therefore terminate the intellectual property agreements, thereby removing our ability to market products covered by these intellectual property agreements. If our intellectual property agreements are terminated, or if the underlying patents fail to provide the intended market exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products similar or identical to ours. Moreover, if our intellectual property agreements are terminated, our former licensors and/or assignors may be able to prevent us from utilizing the technology covered by the licensed or assigned patents and patent applications. This could have a material adverse effect on our competitive business position and our financial condition, results of operations and our business prospects.
Our trademarks may be infringed or successfully challenged, resulting in harm to our business.
We rely on our trademarks as one means to distinguish for our customers our products from the products of our competitors, and we have registered or applied to register many of these trademarks. The USPTO or foreign trademark offices may deny our trademark applications, however, and even if published or registered, these trademarks may be ineffective in protecting our brand and goodwill and may be successfully opposed or challenged. Third parties may oppose our trademark applications or otherwise challenge our use of our trademarks. In addition, third parties may use marks that are confusingly similar to our own, which could result in confusion or a likelihood of confusion among our customers, thereby weakening the strength of our brand or allowing such third parties to capitalize on our goodwill. In such an event, or if our trademarks are successfully challenged, we could be forced to rebrand our product, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademark rights in the face of any such infringement.
We may rely primarily on trade secret protection for important proprietary technologies.
In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. Unlike patents, trade secrets are only recognized under applicable law if they are kept secret by restricting their disclosure to third parties. We protect our trade secrets and proprietary knowledge in part through confidentiality agreements with employees, consultants and other parties. We also employ technical, administrative and physical safeguards designed to restrict proprietary information to authorized personnel and to protect against unauthorized use or disclosure. However, certain consultants and third parties with whom we have business relationships, and to whom in some cases we have disclosed trade secrets and other proprietary knowledge, may also provide services to other parties in the medical device/pharmaceutical industry, including companies, universities and research organizations that are developing competing products. In addition, some of our former employees who were exposed to certain of our trade secrets and other proprietary knowledge in the course of their employment may seek employment with, and become employed by, our competitors. We cannot be assured that consultants, employees and other third parties with whom we have entered into confidentiality agreements will not breach the terms of such agreements by improperly using or disclosing our trade secrets or other proprietary knowledge. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.
Our employees may use generative artificial intelligence (“AI”) technologies in limited and defined circumstances to perform portions of their work. We have implemented an enterprise AI governance framework designed to restrict use, retention, and disclosure of Company data by our employees, directors and service providers within environments controlled by us. Employees are required to complete training and acknowledge our policies governing approved AI usage environments.
Notwithstanding our AI governance framework, public and consumer-grade AI tools provided by third parties may remain technically accessible to employees, directors and service providers, and there can be no assurance these individuals will not inadvertently or improperly use non-approved AI systems or input information that is proprietary, confidential, or sensitive, including trade secrets, into AI platforms in violation of our policies. We monitor compliance with our AI policies through established information security controls however, such controls may not prevent all unauthorized or improper use. In addition, many AI tools are provided by third-party vendors, including vendors with whom we have entered into contractual arrangements governing data handling, and we may have limited ability to control or verify how information submitted outside our approved environments is processed, stored, retained, or used by such providers, including whether such information may be incorporated into model training or otherwise accessed or disclosed.
While we maintain policies, training programs and security controls designed to mitigate these risks, any failure to adequately prevent the disclosure or misuse of our proprietary or confidential information, whether due to employee error, policy non-compliance, inadequate technical controls, evolving AI system functionality, or third-party practices, could result in the loss of trade secret protection and the disclosure of confidential information related to our inventions and product candidates. Such disclosures could preclude us from obtaining patents covering disclosed inventions and product candidates and could adversely affect our business, competitive position, and operating results.
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
We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of confidentiality, non-competition or non-solicitation agreements with our competitors.
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
Risks Related to Tax Matters
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the United States tax laws. For example, effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and required taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. The OBBBA restored the tax deductibility of research and development expenses in the year incurred for research activities conducted in the United States for tax years beginning after December 31, 2024. We are evaluating the potential impact that this and other changes under the OBBBA may have on our business. Future guidance from the Internal Revenue Service (“IRS”) and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.
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
The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, tax rates, new or revised tax laws, or interpretations of tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. In addition, future changes in United States and non-United States tax laws, including implementation of international tax reform relating to the tax treatment of multinational corporations, if enacted, may reduce or eliminate any potential financial efficiencies that we hoped to achieve by establishing this operational structure. Additionally, taxing authorities, such as the IRS, may audit and otherwise challenge these types of arrangements, and have done so with other companies in the pharmaceutical industry. If any such challenge or disagreement were to occur or change in tax law were enacted, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency. Similarly, a taxing authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions.
Risks Related to Our Common Stock
The market price of our common stock has been, and may continue to be volatile and fluctuate significantly, which could result in substantial losses for investors.
The trading price of our common stock has been, and we expect it to continue to be, volatile. For example, the closing trading price of our common stock has varied between a high of $18.10 on May 19, 2025, and a low of $8.19 on November 20, 2025. The price at which our common stock trades depends upon a number of factors, including historical and anticipated operating results, our financial situation, announcements of technological innovations or new products by us or our competitors, our ability or inability to raise the additional capital needed and the terms on which it may be raised, and general market and economic conditions. Some of these factors are beyond our control. Broad market fluctuations may lower the market price of our common stock and affect the volume of trading, regardless of our financial condition, results of operations, business or prospects. Among the factors that may cause the market price of our common stock to fluctuate are the risks described elsewhere in this “Risk Factors” section and other factors, including:
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
•any trading activity pursuant to a share repurchase program;
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
As of December 31, 2025, 34,691,671 shares of common stock are issued and outstanding, and we have reserved 13,943,391 shares of our common stock for future issuance pursuant to our stock option and equity incentive plans, outstanding warrants and preferred stock.
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
There can be no assurance that any share repurchase will enhance long-term stockholder value.
In November 2025, our Board of Directors authorized a share repurchase program to repurchase up to $25 million of our common stock. We can provide no assurance that any share repurchases will enhance long-term stockholder value, and it may not prove to be the best use of our cash. If our Board of Directors authorizes any additional share repurchase programs it could affect the trading price of our stock and increase volatility.
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
We and the third parties with whom we work collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process”) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, and trade secrets (collectively, “Sensitive Information”) in our day-to-day operations.
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
We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations.
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
While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities.
Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our Sensitive Information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services. For example, we have been the target of unsuccessful phishing attempts in the past and we expect such attempts will continue in the future. While we have contracted with a third party vendor to increase the cybersecurity trainings for all employees there can be no guarantee that future phishing attempts won’t be successful.
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
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, global geopolitical conflicts, trade wars, or other macroeconomic conditions, which have in the past and may in the future negatively impact our business and financial performance.
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
The Federal Reserve has raised interest rates multiple times over the past few years in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with the risk of government shutdowns reduced government spending and volatility in financial markets may increase economic uncertainty. Similarly, public health crises and ongoing global geopolitical conflict have at times created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly and/or more dilutive.
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
The Company’s Chief Financial Officer (“CFO”), Associate Vice President of Information Technology (“AVPIT”) and other IT professionals (together, “IT Team”) help identify, assess and manage cybersecurity risk, including input from employees, and devote resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats. The IT Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the Company’s risk profile using various methods including, for example, maintaining manual and automated tools, conducting scans of threats and threat actors, subscribing to reports and services that identify cybersecurity threats, evaluating threats reported to us, completing internal and external audits, using external intelligence feeds and completing third-party threat assessments.
We have processes and standards to address cybersecurity matters and mitigate material cybersecurity risk. We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, access controls, identity and access management controls, multi-factor authentication across remote access and cloud-based systems, endpoint protection, malware prevention, disaster recovery and business continuity plans, incident detection and response procedures, and remote access security. All employees are required to complete cybersecurity training at least once a year, and employees also participate in periodic security awareness activities, including simulated phishing exercises, to reinforce cybersecurity best practices.
Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our AVPIT along with management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Board, which evaluates our overall enterprise risk.
The IT Team has a dedicated staff with combined experience of over 30 years with degrees in Computer Science and Information Science. The IT Team is responsible for reporting on cybersecurity matters to the Board. We support our information security program with external resources including cybersecurity software providers and advisors, as appropriate.
We have a vendor management process to manage cybersecurity risks associated with our use of external providers that includes security reviews conducted prior to onboarding new systems or services, reviews of vendor audits and reports, and contractual obligations related to information security. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework.
The Board, as part of its general oversight function, participates in discussions with senior management and amongst themselves regarding cybersecurity risks. With the assistance of the Company’s most senior IT staff, we review annually the cyber and data security risks of our overall IT environment. We assess cybersecurity risk and the overall environment, which includes devices, IT systems, websites, social media accounts, manufacturing technology and systems and suppliers and vendors. The oversight from the Board includes material changes to relevant policies, procedures, employee training, and elements of the overall environment, as necessary, and senior management provides updates to the Board regarding emerging cybersecurity threats. The Board has access, as requested, to various reports, summaries or presentations related to cybersecurity, risk and mitigation efforts.
Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of senior management depending on the circumstances. Senior management works with the Company’s cybersecurity incident response team to mitigate and remediate cybersecurity incidents of which they are notified. The cybersecurity incident response plan also includes reporting to the Board for certain cybersecurity incidents. Disaster recovery and business continuity plans are reviewed on an ongoing basis and evaluated periodically to support the resiliency of the Company’s Information Systems and Data.
We face a number of cybersecurity risks in connection with our business. For more information about the cybersecurity risks we face, see the risk factor entitled “We and the third parties with whom we work rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems, or our data, could have a material adverse effect on our business, including by not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences” in Item 1A - Risk Factors.
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
medac Matter
See Note 13 - “Commitment and Contingencies - Litigation, Claims and Assessments - medac Matter” in the accompanying notes to our consolidated financial statements for more information.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information.
Our common stock, par value $0.01 per share, is traded on The Nasdaq Capital Market under the symbol “DCTH.”
Holders.
On February 13, 2026, there were 55 holders of record of our common stock based on information furnished by Equiniti Trust Company, LLC, the transfer agent for our securities.
Dividend Policy.
We have never declared or paid cash dividends on our common stock and have no intention to do so in the foreseeable future.
Recent Sales of Unregistered Securities.
We did not engage in any sales of unregistered securities during the year ended December 31, 2025.
Repurchases of Equity Securities.
On November 19, 2025 our board of directors authorized a share repurchase program under which we may repurchase up to $25 million of our outstanding shares of common stock, from time to time, through open market transactions, privately negotiated transactions or in such other manners approved by the board of directors, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. We may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the share repurchase program. The repurchase program does not obligate us to purchase any shares and does not have an expiration date. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors.
As of the close of trading on December 31, 2025, approximately $19.0 million remained available for repurchase by us under the stock repurchase authorization. The number of shares and average price paid per share for shares repurchased following the authorization of the program in November 2025 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Period
November 1 - 30, 2025	260,000	$9.23	260,000	$22,601
December 1 - 31, 2025	368,572	$9.74	368,572	$19,012
Total	628,572	$9.53	628,572
(1) Average price paid per share does not include commission paid or any potential excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are an interventional oncology company focused on the treatment of cancers primary or metastatic to the liver. Our lead product, the HEPZATO KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product, was approved by the FDA on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT for the treatment of mUM took place in January 2024.
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
The FOCUS Trial
Our clinical development program for HEPZATO was comprised of the FOCUS Trial, a global registration clinical trial that investigated objective response rate in patients with mUM. The current focus of our clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in patients with mUM, either as monotherapy or in combination with immunotherapy. On May 6, 2024, we announced the publication of results from our Phase 3 FOCUS Trial, including an ORR of 36.3%, which included 7.7% of patients with Complete Response, as determined by an Independent Review Committee. An ORR of 36.3% in the FOCUS study was statistically significantly better than the pooled ORR estimate (a weighted mean of the observed ORR) of 5.5% in the historical control group. We expect that the publication will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States.
In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic breast cancer, metastatic neuroendocrine tumors and intrahepatic cholangiocarcinoma.
Our IND application for a Phase 2 clinical trial evaluating HEPZATO in combination with SOC for liver-dominant mCRC was cleared by the FDA in December 2024. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with trifluridine-tipiracil and bevacizumab compared to trifluridine-tipiracil and bevacizumab alone in patients with liver-dominant mCRC receiving third-line treatment. Approximately 90 patients will be enrolled in this randomized, controlled trial. Patient enrollment began during the third quarter of 2025, with the study expected to take place at more than 20 sites across the United States and Europe. In July 2025, we received authorization from the European Union and United Kingdom regulatory authorities for the clinical study of Melphalan for Injection/Hepatic Delivery System in patients with refractory metastatic colorectal cancer with the liver dominant disease. The trial’s primary endpoint, hPFS, is anticipated to read out by the end of 2027, while OS, a secondary endpoint, is expected in 2028. We estimate that the total addressable market (“TAM”) for liver-dominant mCRC receiving third-line treatment is between 6,000 and 10,000 patients annually in the United States. This market includes patients who present with significant liver disease burden, with liver-dominant status determined through radiological and clinical criteria. By targeting this patient population, we aim to provide a novel treatment option for those with limited therapeutic alternatives.
On April 28, 2025, we announced our IND application clearance by the FDA for the Phase 2 clinical trial of HEPZATO in mBC. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 15 sites across the United States and Europe, with patient enrollment expected to begin in the first quarter of 2026. The trial’s primary endpoint, hPFS, is anticipated to read out by the end of 2028, while results for OS, a secondary endpoint, is expected in 2029.
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
•fees paid to trial sites, consultants, and the CRO for the clinical trials, along with other related clinical trial fees, including, but not limited to, clinical trial database management, clinical trial material management and statistical compilation and analysis; and
•costs related to compliance with regulatory requirements.
At this time, we cannot reasonably estimate or know the exact nature, timing and estimated costs of the efforts that will be necessary. Non-refundable advance payments that are made for future research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the services are performed, or when it is no longer expected that the services will be rendered.
The CHOPIN Trial
On October 18, 2025, independent investigators presented results from the Phase 2 CHOPIN clinical trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for PHP when used alone versus when combined with the systemic ICIs ipilimumab and nivolumab. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. The CHOPIN trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group. The secondary endpoints included Safety, OS, PFS and ORR. The combination group saw an increase in median OS of 23.1 months versus 19.6 months (HR = 0.39; p = 0.006), median PFS 12.8 months versus 8.3 months (HR = 0.34; p<0.001) and ORR of 76.3% in the combination group versus 39.5% (p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (81.6% versus 40.5%, P<0.001), but most were manageable with standard care. The combination treatment adverse events were consistent with the types, rates, and frequencies of adverse events in PHP and checkpoint inhibitors. No new safety signals were identified.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Years Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	22,516	(18,681)
Net cash used in investing activities	(26,590)	(981)
Net cash provided by financing activities	15,048	39,410
Foreign currency effects on cash	68	(32)
	$11,042	$19,716
On December 31, 2025, we had cash and cash equivalents totaling $43.5 million and short-term investments totaling $47.6 million, as compared to cash and cash equivalents totaling $32.4 million and short-term investments totaling $20.8 million on December 31, 2024.
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
Share Repurchase Program
On November 19, 2025, our board of directors authorized a share repurchase program under which we may repurchase up to $25 million of our outstanding shares of common stock, from time to time, through open market transactions, privately negotiated transactions or in such other manners approved by the board of directors. The repurchase program does not obligate us to purchase any shares and does not have an expiration date.
As of December 31, 2025, there have been 628,572 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5254 for a total aggregate purchase price of approximately $6.0 million. We have approximately $19.0 million remaining under the stock repurchase authorization at December 31, 2025.
Capital Commitments
Our capital commitments over the next twelve months include $11.0 million to satisfy accounts payable, accrued expenses, current lease liabilities and current medac settlement. Additional capital commitments beyond the next twelve months include (a) $0.7 million for settlement of litigation with medac and (b) $1.1 million of lease liabilities.
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
Series F Warrants
In May 2020, we completed an underwritten public offering consisting of shares of common stock, Series F warrants to purchase shares of common stock and, to certain investors, in lieu of shares of common stock, pre-funded warrants to purchase shares of common stock. The Series F Warrants had an exercise price of $10.00 per share of common stock and expired on May 5, 2025, while the pre-funded warrants issued in such offering have an exercise price of $0.01, if exercised via cash payment. 1,615,775 Series F Warrants were exercised during the year ended December 31, 2025.

Results of Operations

	Year ended December 31,
(In thousands)	2025	2024
Total revenues	$85,231	$37,205
Cost of goods sold	(11,797)	(6,188)
Gross profit	73,434	31,017
Research and development expenses	29,246	13,874
Selling, general and administrative expenses	43,528	29,553
Total operating expenses	72,774	43,427
Operating income (loss)	660	(12,410)
Interest and other income (expense)	2,850	(13,976)
Income tax expense	810	—
Net income (loss)	$2,700	$(26,386)
Revenue
The increase in total revenue for the year ended December 31, 2025 compared to the same period for 2024 was due to the continued commercial expansion and demand of HEPZATO in the United States and CHEMOSAT in Europe. During the year ended December 31, 2025, 24 sites had treated at least one patient in HEPZATO versus 14 sites in the year ended December 31, 2024.
On October 23, 2025, the Company entered into a National Drug Rebate Agreement (“NDRA”) with CMS, which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. Under the PPA, beginning on July 1, 2025, the Company began selling HEPZATO to eligible covered entities at the statutory 340B price. The Company is also obligated to make any sales to the VA at the Federal Ceiling Price. See Note 4, Revenue, in the accompanying notes to the consolidated financial statements for further details.
Cost of Goods Sold
During the year ended December 31, 2025, we recorded $11.8 million in cost of goods sold. Cost of goods sold increased $5.6 million over the same period in 2024. This increase is directly related to the increase in demand for product revenue which requires an increase in personnel and those associated costs.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. The increase for the year ended December 31, 2025 compared to the same period in 2024 is due to costs associated with expanding the clinical team including share-based compensation expense related to an increase in headcount and initiation of the Phase 2 clinical trial evaluating HEPZATO in combination with standard of care for mCRC and mBC. In 2024, these costs primarily related to medical affairs and regulatory costs associated with the approved products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll and professional services such as accounting, legal, marketing and commercial preparation services. For the year ended December 31, 2025 compared to the same period in 2024, selling, general and administrative expenses increased due to continued commercial expansion activities including marketing-related travel expenses and additional personnel on the commercial team. In addition, the increase in personnel along with higher grant date exercise prices has increased the share-based compensation expense.
Interest and other Income/Expense
Interest and other income in 2025 are primarily related to the interest income associated with marketable securities and cash on hand. In 2024, this amount was offset by interest expense related to our debt instruments and the change in fair value of warrant liability. There was no interest expense for the year ended December 31, 2025 due to all debt being paid
55

off in 2024. There was no change in warrant valuation during the year ended December 31, 2025 due to the exercise of all Tranche B Warrants in 2024.
56

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
Contingent Liabilities
Contingent liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment, and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on our most recent internal operational budgets and may take into consideration alternate scenarios that could result in more or less profitability for the respective service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant changes in the fair value measurements. Increases or decreases in discount rates and the time to payment may result in lower or higher fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.
Stock Based Compensation
Valuation of stock options generally requires certain assumptions, including the fair market value of our common stock (generally an observable market price, as our common stock is publicly traded), the expected term of the financial instrument (judgment is required), the expected volatility of our common stock over the expected term (generally estimated by reference to the historical volatility of our common stock), our expected dividend rate over the expected term (currently estimated as zero) and the expected risk-free rate over the expected term (generally estimated by reference to United States treasury instruments with similar remaining terms).
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
Accrued Expenses
We utilize CROs in order to perform research and development and conduct clinical trials. In some cases, these organizations do not bill on a timely basis. Management monitors certain key drivers of these costs and estimates accruals in an attempt to properly match expenses incurred with the appropriate reporting period. However, there is judgment involved and the actual billings could be more or less than the estimated accrual.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not required.
57

Item 8. Financial Statements and Supplementary Data
58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Delcath Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Delcath Systems Inc. (the “Company”) as of December 31, 2025, the related consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2018 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Delcath Systems, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Delcath Systems Inc. (the “Company”) as of December 31 2024, the related consolidated statement of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor from 2018 through March 18, 2025.
New York, NY
March 6, 2025

DELCATH SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$43,454	$32,412
Short-term investments	47,582	20,821
Accounts receivable	11,744	10,890
Inventories	10,252	6,933
Prepaid expenses and other current assets	6,498	2,704
Total current assets	119,530	73,760
Property, plant and equipment, net	3,166	1,790
Right-of-use assets	936	1,039
Total assets	$123,632	$76,589
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,658	$961
Accrued expenses	8,191	5,078
Lease liabilities, current	101	105
Total current liabilities	10,950	6,144
Lease liabilities, non-current	835	933
Other liabilities, non-current	628	766
Total liabilities	12,413	7,843
Commitments and contingencies (see Note 13)
Stockholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; 14,192 and 14,192 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 34,691,671 shares and 33,061,002 shares issued and outstanding at December 31, 2025 and 2024, respectively	347	331
Additional paid-in capital	639,145	599,881
Accumulated deficit	(528,848)	(531,548)
Accumulated other comprehensive income	575	82
Total stockholders’ equity	111,219	68,746
Total liabilities and stockholders’ equity	$123,632	$76,589
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024
Product revenue	$85,231	$37,205
Cost of goods sold	(11,797)	(6,188)
Gross profit	73,434	31,017
Operating expenses:
Research and development expenses	29,246	13,874
Selling, general and administrative expenses	43,528	29,553
Total operating expenses	72,774	43,427
Operating income (loss)	660	(12,410)
Change in fair value of warrant liability	—	(14,071)
Interest income, net	2,920	125
Other expense	(70)	(30)
Income (loss) before income taxes	3,510	(26,386)
Income tax expense	810	—
Net income (loss)	2,700	(26,386)
Other comprehensive income (loss):
Unrealized gain on investments adjustments	394	(22)
Foreign currency translation adjustments	99	(31)
Total comprehensive income (loss)	$3,193	$(26,439)
Common share data:
Basic income (loss) per common share	$0.08	$(0.93)
Weighted average number of basic shares outstanding	35,821,157	28,511,393
Diluted income (loss) per common share	$0.07	$(0.93)
Weighted average number of diluted shares outstanding	39,919,557	28,511,393
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share and per share data)

	Year ended December 31, 2025
	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value
	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total
Balance at January 1, 2025	14,192	$—	33,061,002	$331	$599,881	$(531,548)	$82	$68,746
Compensation expense for issuance of stock options	—	—	—	—	23,971	—	—	23,971
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	261	—	—	261
Issuance of common stock with the Employee Stock Purchase Plan	—	—	58,371	—	481	—	—	481
Warrant Exercise - Series F	—	—	1,615,775	16	16,142	—	—	16,158
Issuance of common stock related to stock option exercises	—	—	585,095	6	4,403	—	—	4,409
Repurchase and retirement of common stock	—	—	(628,572)	(6)	(5,994)	—	—	(6,000)
Net income	—	—	—	—	—	2,700	—	2,700
Unrealized gain on investment adjustments	—	—	—	—	—	—	394	394
Foreign currency translation adjustments	—	—	—	—	—	—	99	99
Balance at December 31, 2025	14,192	$—	34,691,671	$347	$639,145	$(528,848)	$575	$111,219
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
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,700	$(26,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock option compensation expense	24,232	9,767
Depreciation expense	238	134
Warrant liability fair value adjustment	—	14,071
Amortization of Right-of-Use Asset	111	95
Amortization of debt discount	—	460
Interest expense accrued related to convertible notes	—	133
Interest paid related to convertible notes	—	(847)
Amortization of premiums and discounts on marketable securities	(1,696)	(587)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,421)	(1,639)
Accounts receivable	(854)	(10,649)
Inventory	(3,319)	(3,611)
Accounts payable and accrued expenses	4,766	479
Other liabilities, non-current	(241)	(101)
Net cash provided by (used in) operating activities	22,516	(18,681)
Cash flows from investing activities:
Purchases of investments	(93,216)	(52,453)
Maturities of investments	68,173	52,031
Purchase of property, plant and equipment	(1,547)	(559)
Net cash used in investing activities	(26,590)	(981)
Cash flows from financing activities:
Net proceeds from private placement	—	6,771
Proceeds from the issuance of common stock relating to the employee stock purchase plan	481	250
Repayment of Debt	—	(10,610)
Proceeds from the exercise of warrants	16,158	41,317
Proceeds from the exercise of stock options	4,409	1,682
Repurchase and retirement of common stock	(6,000)	—
Net cash provided by financing activities	15,048	39,410
Foreign currency effects on cash	68	(32)
Net increase in total cash	11,042	19,716
Total Cash and Cash Equivalents:
Beginning of period	32,412	12,696
End of period	$43,454	$32,412

	Years Ended December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest paid	$—	$1,236
Taxes paid	$1,545	$—
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$—	$1,029
See Accompanying Notes to these Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024

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
for the Years Ended December 31, 2025 and 2024

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
On April 28, 2025, the Company announced the clearance by the FDA of its IND application for the Phase 2 clinical trial of HEPZATO in liver-dominant metastatic breast cancer. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The trial will take place at more than 15 sites across the United States and Europe, with patient enrollment expected to begin in the first quarter of 2026.
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024

On December 31, 2025, the Company had cash and cash equivalents totaling $43.5 million and short-term investments totaling $47.6 million.
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
Investments
Investments classified as short-term have maturities of less than one year. Investments classified as long-term are those that: (i) have a maturity of greater than one year, and (ii) the Company does not intend to liquidate within the next twelve months, although these funds are available for use and, therefore, are classified as available-for-sale. The Company’s investment strategy is to buy short-duration Treasury bills (T-bills). At December 31, 2025, all investments held by the Company had remaining contractual maturities of less than six months.
Accounts Receivable
Accounts receivable, principally trade, are generally due within 30 to 60 days and are stated at amounts due from customers. Collections and payments from customers are monitored and a provision for estimated credit losses may be created based upon historical experience and specific customer collection issues that may be identified.
The following table shows the opening and closing balances for the years ended:

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024

(in thousands)	December 31, 2025	December 31, 2024
Opening Balance	$10,890	$241
Closing Balance	$11,744	$10,890
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
for the Years Ended December 31, 2025 and 2024

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
Each of these steps in the revenue recognition process requires management to make judgments and/or estimates. The most significant judgments and estimates involve the determination of variable consideration to be included in the transaction price, including rebates that may be due under the Medicaid Drug Rebate Agreement. Management believes this provides a reasonable basis for recognizing revenue; however, actual results could differ from estimates and significant changes in estimates could impact the Company’s results of operations in future periods.
As required by ASC 606, the Company disaggregates its revenue into the categories of product revenue and other revenue. In 2025, the Company recognized only product revenue. See Note 4, Revenue, in the accompanying notes to the consolidated financial statements for further detail.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024

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
Stock Based Compensation
The Company accounts for its share-based compensation in accordance with the provisions of ASC 718, Stock-Based Compensation, which establishes accounting for equity instruments exchanged for services. Under the provisions of ASC 718, share-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the option holders’ requisite service period, which is generally three years for grants to employees and one year for grants to non-employee directors and is generally also the vesting period of the equity grant. The Company accounts for forfeitures as they occur. The Company expenses its share-based compensation granted under the accelerated method, which treats each vesting tranche as if it were an individual grant.
The Company periodically grants stock options for a fixed number of shares of common stock to its employees, directors, and non-employee contractors. The exercise price is greater than or equal to the fair market value of the common stock at the date of the grant and the Company estimates the fair value of stock options using the Black-Scholes option pricing model. Key inputs used to estimate the fair value of stock options include the exercise price of the option, the expected term, the expected volatility of the stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
Income Taxes
The Company accounts for income taxes following the asset and liability method in accordance with the ASC 740 “Income Taxes.” Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company classifies interest and penalty expense related to uncertain tax positions as a component of income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. See Note 14 - Income Taxes for additional information.
Foreign Currency and Currency Translation
Transactions that are denominated in a foreign currency are remeasured into the functional currency at the current exchange rate on the date of the transaction. Any foreign currency-denominated monetary assets and liabilities are

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024

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
Subsequent Events
Management has evaluated events occurring subsequent to the consolidated balance sheet date, through February 26, 2026, which is the date the consolidated financial statements were issued, determining all subsequent events have been disclosed.
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
Recently Adopted Accounting Pronouncements
ASU 2023-09, Improvements to Income Tax Disclosures
On December 14, 2023, the FASB issued, ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard applies to all entities subject to income taxes and is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements are effective for annual periods beginning after December 15, 2024. The guidance is applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted ASU 2023-09 on a prospective basis beginning with the year ended December 31, 2025. See Note 14 - Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
(4)    Revenue
The Company recognizes product revenue from sales of HEPZATO in the United States and CHEMOSAT in certain European countries in accordance with the five-step model in Accounting Standards Codification (ASC) 606, Revenue Recognition: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

Payment terms, returns, and warranties
The Company’s revenue arrangements do not contain significant financing components as payment terms are generally 30 to 60 days. HEPZATO and CHEMOSAT have no contractual rights of returns, refunds or similar obligations beyond assurance-type quality warranties. HEPZATO or CHEMOSAT kits that are deemed defective are replaced at no cost to the hospital or treating center.
The Company does not have any contract assets or contract liabilities at December 31, 2025 or 2024 because the contracts generally do not include performance obligations satisfied over time or advance customer consideration.
HEPZATO
The Company ships and sells HEPZATO directly to hospitals and treating centers based on approved agreements. For certain customers, the inventory is considered on consignment in which the Company retains title to the product until the use of the HEPZATO. For these sales, the Company recognizes HEPZATO revenue, based on contracted or published rates, upon completion of the procedure. There is no obligation for the hospitals or treating centers to use the consigned HEPZATO, and the Company has no contractual right to receive payment until the product is used in a procedure and transfer of control is completed. See Note 6 - Inventories for further information regarding consignment inventory.
Hospitals and treating centers may also elect to purchase HEPZATO prior to a procedure. For these sales, the purchasing hospital or treatment center obtains control of the product once it is delivered. In these instances, the Company recognizes revenue based on contracted rates stated in an approved contract or purchase order upon delivery to the customer.
On May 22, 2025, the Company announced a plan to enter into a National Drug Rebate Agreement (“NDRA”) with the Centers for Medicare and Medicaid Services (“CMS”), which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. The rebates are variable consideration and must be estimated at each reporting period and are treated as a reduction of revenue in the same period the related revenue is recognized. These estimates are based on historical experience and payer mix and will be adjusted as actual claims are processed. At December 31, 2025, there were no accrued rebates included in the Company’s financials.
Under the PPA, beginning on July 1, 2025, the Company began selling HEPZATO to eligible covered entities at the statutory 340B price. The Company is also obligated to make any sales to the VA at the Federal Ceiling Price. Due to the Company selling directly to the hospital or treating center, the purchase price of either wholesale acquisition cost or 340B is known at the time of revenue recognition. No chargeback estimate is recorded on the consolidated balance sheets.
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
Revenue by product for the periods indicated were as follows:

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

	Twelve Months Ended December 31,
(In thousands)	2025	2024
CHEMOSAT	$6,396	$4,902
HEPZATO KIT	78,835	32,303
Total revenue	$85,231	$37,205

Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of December 31, 2025, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue or accounts receivable concentration is greater than 10% of total revenue or total accounts receivable in the periods disclosed below.

For the twelve months ended and as of December 31, 2025	% of Revenue	% of Accounts Receivable
Customer 1	15.2%	24.0%

For the twelve months ended and as of December 31, 2024	% of Revenue	% of Accounts Receivable
Customer 1	20.1%	10.1%
Customer 2	17.7%	30.2%
Customer 3	13.2%	3.4%
Customer 4	11.3%	16.8%

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

(5)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2025:

	December 31, 2025
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$47,053	$529	$47,582
Classified as:
Short-term investments			$47,582

As of December 31, 2025, there was $0.5 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2024:

	December 31, 2024
		Gross Unrealized
(In thousands)	Amortized Cost	Gains	Estimated Fair Value
U.S. government agency bonds	$20,686	$135	$20,821
Classified as:
Short-term investments			$20,821
As of December 31, 2024, there was $0.1 million of interest receivable related to the outstanding debt securities held by the Company.

(6)    Inventory
Inventory consists of the following:

(In thousands)	December 31, 2025	December 31, 2024
Raw materials	$6,477	$3,849
Work-in-process	2,809	2,260
Finished goods	966	824
Total inventories	$10,252	$6,933
The Company has consignment agreements with approved hospitals and treatment centers. As of December 31, 2025, there was approximately $0.6 million in finished goods held at hospitals and treatment centers.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)
(7)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include the following:

(In thousands)	December 31, 2025	December 31, 2024
Clinical trial expenses	$2,405	$222
Insurance premiums	547	161
Professional services	804	762
Interest receivable	499	125
Licenses	613	990
Software	706	164
Taxes	696	45
Other	228	235
Total prepaid expenses and other current assets	$6,498	$2,704
(8)    Property, Plant, and Equipment
Property, plant, and equipment consists of:

(In thousands)	December 31, 2025	December 31, 2024	Estimated Useful Life
Buildings and land	$1,557	$1,318	30 years - Buildings 15 years - Land Improvements
Enterprise hardware and software	1,819	1,811	3 years
Leaseholds	1,648	1,585	Lesser of lease term or estimated useful life
Equipment	2,894	1,671	7 years
Furniture	251	232	5 years
Equipment in process	245	127
Property, plant and equipment, gross	8,414	6,744
Accumulated depreciation	(5,248)	(4,954)
Property, plant and equipment, net	$3,166	$1,790
Depreciation expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)
(9)    Accrued Expenses
Current accrued expenses include the following:

(In thousands)	December 31, 2025	December 31, 2024
Clinical expenses	$2,065	$615
Compensation, excluding taxes	4,248	3,471
ESPP withholding	396	240
Professional fees	736	57
Inventory	74	44
medac	235	208
Other	437	443
Total accrued expenses	$8,191	$5,078
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
For both the years ended December 31, 2025 and 2024, the Company recognized $0.2 million of operating lease expense and $0.1 million was recorded for short-term leases.
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
The following table summarizes the Company’s operating leases as of December 31, 2025:

(In thousands)	U.S.	Ireland	Total
Operating cash flows from operating leases	$(144)	$(46)	$(190)
Weighted average remaining lease term	8.1	0.6
Weighted average discount rate - operating leases	8%	8%

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2026	$144	$27	$171
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	152	—	152
Year ended December 31, 2029	157	—	157
Year ended December 31, 2030	158	—	158
Thereafter	486	—	486
Total	1,245	27	1,272
Less present value discount	(335)	(1)	(336)
Operating lease liabilities included in the consolidated balance sheets at December 31, 2025	$910	$26	$936
(11)    Stockholders’ Equity
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
Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of December 31, 2025, the Company has designated the following preferred stock:

Designated Preferred Shares	December 31, 2025
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

Preferred Stock
As of December 31, 2025, there were an aggregate of 10,957 shares of Series E and Series E-1, 1,085 Series F-2, and 2,150 Series F-4 Convertible Preferred Stock outstanding, respectively.
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
Share Repurchase Program
On November 19, 2025 the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $25 million of its outstanding shares of common stock, from time to time, through open market transactions, privately negotiated transactions or in such other manners approved by the Board of Directors, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The Company may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the share repurchase program. The repurchase program does not obligate the Company to purchase any shares and does not have an expiration date. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors.
As of December 31, 2025, there have been 628,572 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5254 for a total aggregate purchase price of approximately $6.0 million. The Company had approximately $19.0 million remaining under the stock repurchase authorization at December 31, 2025.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other stock-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of December 31, 2025, there have been 9,325,000 shares of common stock reserved under the 2020 Plan, which includes an additional 2,200,000 shares approved by shareholders on May 15, 2025, of which 2,470,507 remained available to be issued as of December 31, 2025 under the 2020 Plan.
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
Inducement Plan
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

stock-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of December 31, 2025, there have been 1,100,000 shares of common stock reserved under the 2023 Plan, of which 174,586 remain available to be granted.
Stock Options
The following table sets forth information as of December 31, 2025 with respect to compensation plans (including individual compensation arrangements) under which shares of common stock of the Company are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,051,897	$9.97	2,470,507
Equity compensation plans not approved by security holders (1)	1,733,252	$10.36	174,586
Total	7,785,149	$10.05	2,645,093
(1)Includes (a) stock options for an aggregate of 142 shares of common stock issued under the Company’s 2019 Equity Incentive Plan, which allows for grants in the form of incentive stock options, non-qualified stock options, stock units, stock awards, stock appreciation rights, and other stock-based awards to the Company’s officers, directors, employees, consultants, and advisors, including options to purchase shares of common stock at exercise prices not less than 100% of fair value on the dates of grant. As of November 2, 2020, no additional grants may be made under this plan, which has been superseded by the Company’s 2020 Omnibus Equity Incentive Plan; however, outstanding awards granted under this plan will remain outstanding and continue to be administered in accordance with the terms of this plan and the applicable award agreements; (b) pursuant to an employment agreement dated as of August 31, 2020 between the Company and Gerard Michel, the Company’s Chief Executive Officer, on October 1, 2020, a non-qualified and non-plan stock option “inducement award” to purchase 498,000 shares of the Company’s common stock in reliance on Nasdaq Rule 5635(c)(4) pursuant to the terms of a stock option award agreement between the Company and Mr. Michel; and (c) new hire inducement awards to purchase 1,235,110 shares of the Company’s common stock in reliance on Nasdaq Rule 5635(c)(4) pursuant to the terms of a stock option award agreement between the Company and 57 employees hired between 2022 and 2025.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

The following tables include information for all options granted, including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumption ranges for new grants during the reporting periods:

	Years Ended December 31
	2025	2024
Expected terms (years)	5.2 - 5.9	5.2 - 5.9
Expected volatility	75.6% -90.1%	98.3.% - 128.6%
Risk-free interest rate	3.8% - 4.4%	3.7% - 4.7%
Expected dividends	0.00%	0.00%

The following is a summary of stock option activity for the year ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	5,766,927	$7.23	7.5	$28,796
Granted	2,772,663	15.49	9.1
Exercised	(585,095)	7.54
Expired	(65,761)	12.97		$1
Cancelled/Forfeited	(103,585)	10.63		$461
Outstanding at December 31, 2025	7,785,149	$10.05	7.8	$17,391

Exercisable at December 31, 2025	4,856,441	$8.77	7.1	$13,051
Unvested at December 31, 2025	2,928,708	$12.19	8.8	$4,339
The weighted average grant-date fair value of the stock options granted during the years ended December 31, 2025 and 2024 was approximately $11.60 and $4.29 per share, respectively. The aggregate intrinsic value of stock options exercised was $3.0 million and $1.0 million for the years ended December 31, 2025 and December 31, 2024, respectively. Total cash received as a result of stock option exercises was $4.4 million and $1.7 million for the years ended December 31, 2025 and December 31, 2024, respectively. Upon exercise, new shares are issued from authorized and unissued shares.
The following is a summary of share-based compensation expense in the statement of operations for the twelve months ended December 31, 2025 and December 31, 2024:

	Year Ended December 31,
(In thousands)	2025	2024
Selling, general and administrative	$15,556	$6,690
Research and development	6,281	2,286
Cost of goods sold	2,395	791
Total	$24,232	$9,767

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

At December 31, 2025, there was approximately $12.0 million of aggregate unrecognized compensation expense related to employee and board stock option grants. The cost is expected to be recognized over a weighted average period of 0.9 years.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 560,295 shares of common stock to be purchased by participating employees, which includes an additional 300,000 shares approved by shareholders on May 15, 2025, of which 171,364 have been issued as of December 31, 2025 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
Common Stock Warrants
The following is a summary of common stock warrant activity for the year ended December 31, 2025:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2025	3,193,275	$5.80
Warrants issued	—	—
Warrants exercised	(1,615,775)	10.00
Warrants cancelled	(236,125)	10.00
Outstanding and exercisable at December 31, 2025	1,341,375	$0.01
The following table presents information related to common stock warrants at December 31, 2025:

	Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)
$0.01 (1)	1,341,375	n/a
(1) Pre-funded warrants with a $0.01 exercise price do not expire until exercised.
(12)     Net Income (Loss) Per Share
Basic net income (loss) per share is determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities, except for those shares that are issuable for little or no cash consideration. Diluted net income (loss) per share is determined by dividing net income (loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options, stock purchased pursuant to the Company’s employee stock purchase plan, convertible notes and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options and warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.
At both December 31, 2025 and 2024, the Company had 1,341,375 pre-funded warrants outstanding. The following tables provides a reconciliation of the weighted average shares outstanding calculation for the year-ended December 31, 2025 and 2024.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

Weighted average number of basic shares outstanding
	Year ended December 31,
	2025	2024
Weighted average shares issued	34,479,782	27,571,541
Weighted average pre-funded warrants	1,341,375	939,852
Weighted average shares outstanding	35,821,157	28,511,393

Weighted average number of diluted shares outstanding
	Year ended December 31,
	2025	2024
Weighted average shares outstanding (Basic)	35,821,157	28,511,393
Additional dilutive shares	4,098,400	—
Weighted average shares outstanding (Diluted)	39,919,557	28,511,393
For the years ended December 31, 2025 and 2024 the following potentially dilutive securities were excluded from the computation of diluted earnings per share because their effects would be antidilutive:

	December 31,
	2025	2024
Common stock warrants - equity	—	1,851,900
Assumed conversion of preferred stock	—	1,782,842
Stock options	3,845,762	5,766,927
Assumed conversion of ESPP shares	47,815	35,513
Total	3,893,577	9,437,182
(13)    Commitments and Contingencies
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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. Annual payments were made in May 2024 and 2025. The Company has estimated the remaining fair value of the settlement to be $0.9 million as of December 31, 2025 and recorded $0.6 million as other liabilities, non-current and $0.3 million as accrued expenses

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

on the Company’s consolidated balance sheet as of December 31, 2025. See Note 15 - Fair Value Measurements in our consolidated financial statements for further detail.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to extend its term for five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of December 31, 2025, the Company has committed to purchase $2.5 million of melphalan under this Supply Agreement in 2026.
Agreements Relating to Clinical Trial Support
The Company has engaged Precision for Medicine LLC (“PfM”) a Clinical Research Organization (“CRO”) to support the Company’s Phase 2 clinical trials evaluating HEPZATO in combination with standard of care in patients with liver dominant mCRC and HER2-negative mBC. In addition to the CRO engagement, the Company has also contracted with other vendors, including those relating to data management as well as clinical trial sites as the studies progress. Deposits totaling $2.3 million have been made by the Company in connection with these engagements that are to be applied to future payments due under the service agreements.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)
(14) Income Taxes
The components of income tax provision (benefit) for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024
Current provision
Federal	$12	$—
State	748	—
Foreign	50	—
Total current provision	$810	$—

Deferred provision
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred provision	$—	$—

Total provision (benefit) for income taxes	$810	$—

Income (loss) before income taxes consists of:

	For the Year Ended December 31,
(In thousands)	2025	2024
Domestic	$2,720	$(26,806)
Foreign	790	420
Income before taxes	$3,510	$(26,386)

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements To Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

	For the Year Ended December 31, 2025
(In thousands)	Amount	Percentage
U.S. federal statutory tax rate	735	20.9%
State and local income taxes, net of federal income tax effect (1)	591	16.8%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and the United States	(79)	(2.3)%
Changes in valuation allowances	157	4.5%
Provision to return	(236)	(6.7)%
Nondeductible expenses	(37)	(1.1)%
United Kingdom
Statutory tax rate difference between United Kingdom and the United States	(5)	(0.1)%
Changes in valuation allowances	—	—%
Provision to return	—	—%
Nondeductible expenses	50	1.4%
Germany
Statutory tax rate difference between Germany and the United States	(4)	(0.1)%
Changes in valuation allowances	—	—%
Provision to return	—	—%
Nondeductible expenses	45	1.3%
Other countries	(7)	(0.2)%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Global intangible low-taxed income	52	1.5%
Foreign disregarded entity branch inclusion	195	5.6%
Tax credits
Research and development tax credits	(1,180)	33.6%
Changes in valuation allowances	(3,275)	93.3%
Nontaxable or nondeductible items
Stock compensation	3,694	105.2%
Meals and entertainment	43	1.2%
Other	16	0.5%
Changes in unrecognized tax benefits	—	—%
Other adjustments	55	1.6%
Provision for income taxes and effective tax rate	810	23.1%

(1) During the year ended December 31, 2025, state taxes in Pennsylvania and California made up the majority of tax effects in this category.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024:

For the Year Ended December 31, 2024
(In thousands)
Income taxes using U.S federal statutory rate	$(5,541)
Nondeductible interest	64
Branch income	151
State income taxes, net of federal benefit	(1,513)
Foreign rate differential	(67)
Valuation allowance	3,029
Stock option expense, exercises and cancellations	1,336
Research and development costs	(746)
Other	332
Derivative Charge	2,955
$—
Significant components of the Company’s deferred tax assets are as follows:

	For the Year Ended December 31,
(In thousands)	2025	2024
Deferred tax assets:
Employee compensation accruals	$3,196	$2,182
Accrued liabilities	892	707
Research tax credits	4,231	3,015
Lease obligation	225	249
Other	151	171
Research expense capitalization	1,305	6,927
Net operating losses	28,354	29,071
Total deferred tax assets	$38,354	$42,322

	For the Year Ended December 31,
(In thousands)	2025	2024
Deferred tax liabilities:
Right of use asset	$225	$249
Total deferred tax liabilities	225	249
Valuation allowance	38,129	42,073
Net deferred tax assets	$—	$—
As of December 31, 2025, and 2024, the Company had net operating loss carryforwards for United States federal income tax purposes of approximately $295.7 million and $301.1 million, respectively. A significant portion of the federal amount is subject to an annual limitation as low as $28 thousand as a result of changes in the Company’s ownership in May 2003, November 2016, and multiple dates throughout 2017, 2018, 2019, 2021 and 2023, as

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

defined by Section 382 of the United States Internal Revenue Code of 1986, as amended (the “IRC”), and the related income tax regulations. As a result of the limitations caused by the multiple ownership changes, approximately $194.6 million of the total net operating loss carryforwards is expected to expire unutilized and will be unavailable to offset future federal taxable income. Approximately $101.1 million of net operating loss carryforwards remains available to offset future federal taxable income, of which $1.5 million will expire between 2025 and 2037 and $99.6 million will have an unlimited carryforward period.
In addition, the Company’s state net operating losses are also subject to annual limitations that generally follow the IRC Section 382 provisions (with the exception of Connecticut and Florida), adjusted for each state’s respective income apportionment percentages. As of December 31, 2025, and 2024, the Company had net operating loss carryforwards for states and city income tax purposes between approximately $0.1 million and $200.2 million and between approximately $0.6 million and $200.2 million, respectively, which expire through 2044. As a result of the Section 382 limitations, approximately $191.1 million and $175.3 million of New York State and New York City net operating losses are expected to expire unutilized and will be unavailable to offset future taxable income. Approximately $5.0 million and $4.9 million of net operating loss carryforwards, respectively, will be available to offset future state and city taxable income. As of December 31, 2025 and 2024, the Company had a net operating loss carryforward for foreign income tax purposes of $47.0 million and $40.3 million, respectively, which have indefinite carryforward periods. As of December 31, 2025 and 2024, the Company had federal research and development tax credit carryforwards of approximately $9.2 million and $8.1 million, respectively, which expire through 2045. As a result of the Section 382 limitations, all but $4.1 million of the tax credit carryforwards is expected to expire unutilized.
Management has established a 100% valuation allowance against the deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s valuation allowance decreased by approximately $3.9 million and increased by $2.8 million in 2025 and 2024, respectively. The change in valuation allowance is as follows:

	December 31,
(In thousands)	2025	2024
Beginning Balance	$42,073	$39,301
Charged to costs and expenses	(4,491)	3,028
Charged to other comprehensive income	547	(256)
Ending balance	$38,129	$42,073
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
The Company is subject to income tax in the United States, as well as various state and international jurisdictions. The Company has not been audited by any state tax authorities in connection with income taxes. The Company has not been audited by international tax authorities or any states in connection with income taxes. The Company’s New York State tax returns have been subject to annual desk reviews which have resulted in insignificant adjustments to the related franchise tax liabilities and credits. The Company is no longer subject to federal and state examination for tax years ending prior to December 31, 2022; tax years ending December 31, 2022 through December 31, 2025 remain open to examination. The Republic of Ireland is the Company’s only significant foreign jurisdiction. The Company is no longer subject to Ireland tax examination for tax years ending prior to December 31, 2020 (as Ireland has not initiated an audit of 2019 as of December 31, 2025); tax years ending December 31, 2020 through December 31, 2025 remain open to examination. However, the Company’s tax years December 31, 1998 through

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

December 31, 2025 generally remain open to adjustment for all federal, state and foreign tax matters until its net operating loss and tax credit carryforwards are utilized or expire prior to utilization, and the applicable statutes of limitation have expired in the utilization year. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.
The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.
The Company’s foreign subsidiaries have generally incurred losses since inception and the Company has no material undistributed earnings as of December 31, 2025.
The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

For the Year Ended December 31,
(In thousands)	2025
U.S. Federal	$741

State:
California	331
Massachusetts	98
Pennsylvania	207
Other states	118
State subtotal	754

Foreign:
Other countries	50
Foreign subtotal	50

Total cash paid for income taxes (net of refunds)	$1,545
The Company had no income taxes paid for the year ended December 31, 2024, prior to the adoption of ASU 2023-09.
One Big Beautiful Bill
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which resulted in the extension of many provisions of the current tax law as well as other rule changes that could impact the Company’s tax provision in 2025 or 2026. Examples of the new tax law include the following:
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

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

•Decrease in the Section 250 deduction for Net CFC Tested Income (formerly GILTI) to 40% (from 50%) in 2026, instead of the scheduled decrease to 37.5% prior to the OBBBA.
•Decrease in the Section 250 deduction for foreign-derived income to 33.34% (from 37.5%) in 2026, instead of the scheduled decrease to 21.875% prior to the OBBBA.
•Increase in the foreign tax credit rate on Net CFC Tested Income (formerly GILTI) to 90% (from 80%), and a 10% disallowance on repatriation, in 2026.
•Removal of the allocation of interest expense and research and development expense to Net CFC Tested Income (formerly GILTI) in calculating the foreign tax credit limitation, effective in 2026.
The Company's tax provision of $810 thousand for the year ended December 31, 2025 is predominantly related to $748 thousand of state income taxes in jurisdictions which do not conform to the retroactive expensing of unamortized United States research and development costs capitalized between 2022 and 2024. As the Company records a full valuation on deferred tax assets, there is no deferred tax provision recorded as a results of the OBBBA.
(15)    Fair Value Measurements
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
The table below presents activity within Level 3 of the fair value hierarchy and the Company’s liabilities carried at fair value for the year ended December 31, 2025:

Level 3
(In thousands)	Contingent Liabilities
Balance at January 1, 2025	$974
Change due to liability payment	(208)
Liability fair value adjustment	(4)
Total change in foreign exchange	102
Balance at December 31, 2025	$864
Contingent liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment, and projected payment dates.
Significant unobservable inputs in the valuation include:
•Probability of payment: 100%
•Discount rate: 3.75%
•Timing of expected payments: 0 - 2 years
Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected financial targets are based on the Company’s most recent internal operational budgets and may take into consideration alternate scenarios that could result in more or less profitability for the respective service line. Increases or decreases in projected financial targets and probabilities of payment may result in significant

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

changes in the fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in immaterially lower or higher fair value measurement.
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of December 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	December 31, 2025
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2	$—	$—	$2
U.S. government agency bonds		47,582	—	47,582
Total Assets	$2.00	$47,582	$—	$47,584

Liabilities:
Contingent Liability	$—	$—	$864	$864
Total Liabilities	$—	$—	$864	$864

	December 31, 2024
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$9	$—	$—	$9
U.S. government agency bonds	—	20,821	—	20,821
Total Assets	$9	$20,821	$—	$20,830

Liabilities:
Contingent Liability	$—	$—	$974	$974
Total Liabilities	$—	$—	$974	$974
(16)    Segment Information
The Company operates its business primarily in the United States and Europe on a consolidated basis in one reportable segment - the research, development, manufacture and distribution of hepatic delivery systems for the use in the treatment of specific conditions (the “reportable segment”). The Company’s chief operating decision maker (“CODM”) is comprised of a single management team consisting of the Chief Financial Officer, Chief Operating Officer, Chief Medical Officer and General Manager that reports to the Chief Executive Officer. The CODM uses consolidated gross profit and net income or loss, which can be found on the Consolidated Statements of Operations and Comprehensive Income (Loss), to assess financial performance. These financial metrics are used to monitor budget versus actual results. Significant segment expenses reviewed by the CODM are presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The measure of segment assets provided to the chief operating decision maker is reported on the balance sheet as total consolidated assets.

DELCATH SYSTEMS, INC.
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share and per share amounts)

Revenues from external customers are attributed to geographic areas based on the location of the customer. The following table shows the disaggregated revenue by geographic location for the twelve months ended December 31, 2025 and 2024. No individual foreign country is material to the consolidated results.

	Twelve Months Ended December 31,
	2025	2024
Foreign	$6,396	$4,902
United States	78,835	32,303
Total revenue	$85,231	$37,205
As of December 31, 2025 and 2024, substantially all of the Company’s long-lived assets were located in the United States; long-lived assets located in any individual foreign country were not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
We have performed an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there have been no material changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Item 9B. Other Information
During the quarter ended December 31, 2025, no Director or Officer of the Company adopted, modified, or terminated a Rule 10b5-1 trading plan.
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended December 31, 2025 by our Section 16 officers or directors.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in our proxy statement for the 2026 Annual Meeting of Stockholders of the Company, to be filed with the SEC within 120 days of December 31, 2025, and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements: The following Consolidated Financial Statements and Supplementary Data and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:
•Consolidated Balance Sheets at December 31, 2025 and 2024;
•Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024;
•Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024;
•Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and
•Notes to Consolidated Financial Statements.
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

3.8	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2025).

4.1	Description of Securities (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed with the Commission on March 6, 2025).

4.2	Form of Amendment of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 30, 2024).

10.1#	Delcath Systems, Inc. 2020 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2025).

10.2#	Form of Stock Option Agreement under the 2020 Omnibus Equity Incentive Plan, as amended

10.3#	Forms of Restricted Stock Unit Agreement and Notice of Grant of Restricted Stock Unit under the 2020 Omnibus Equity Incentive Plan, as amended

10.4#
Executive Employment Agreement dated July 16, 2024, between the Company and Gerard Michel. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2024).

10.5#
Executive Employment Agreement dated July 17, 2024, by and between Delcath Systems, Inc. and Sandra Pennell (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 19, 2024).

10.6#
Executive Employment Agreement dated July 17, 2024, by and between Delcath Systems, Inc. and Kevin Muir (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 19, 2024).

10.7#	Delcath Systems, Inc. 2023 Inducement Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2025).

10.8#	Form of Inducement Awards Stock Option Award Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on December 15, 2023).

Exhibit No.	Description

10.9#
Form of Off-Plan Inducement Award Stock Option Award Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on December 15, 2023).

10.10#
Employee Confidentiality, Invention Assignment and Restrictive Covenants Agreement, dated August 31, 2020, between the Company and Gerard Michel (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 1, 2020).

10.11#	Delcath Systems, Inc. 2021 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.2 on Form 8-K filed on May 16, 2025).

10.12
Form of Indemnification Agreement dated April 8, 2009 between the Company and members of the Company’s Board of Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 10, 2009).

10.13
Lease dated August 2, 2011 between MBP Co-Ownership Group and Delcath Systems Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 9, 2011).

10.14
Amendment to the License, Supply and Contract Manufacturing Agreement, entered into on April 22, 2024 and effective as of May 1, 2024, by and between the Company and Synerx Pharma, LLC and Mylan Teoranta (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 5, 2024).

19.1**	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 6, 2025).

21**	Subsidiaries of the Company.

23.1**	Consent of Independent Registered Public Accounting Firm.

23.2**	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page hereto).

31.1**	Certification by Principal Executive Officer Pursuant to Rule 13a 14.

31.2**	Certification by Principal Financial Officer Pursuant to Rule 13a 14.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Delcath Systems, Inc., Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed March 26, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

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
Dated: February 26, 2026
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

Signature	Title	Date

/s/ Gerard Michel	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2026
Gerard Michel

/s/ Sandra Pennell	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2026
Sandra Pennell

/s/ John R. Sylvester	Chairman of the Board	February 26, 2026
John R. Sylvester

/s/ Elizabeth Czerepak	Director	February 26, 2026
Elizabeth Czerepak

/s/ Steven Salamon	Director	February 26, 2026
Steven Salamon

/s/ Bridget Martell, MA, MD	Director	February 26, 2026
Bridget Martell, MA, MD

/s/ Gil Aharon	Director	February 26, 2026
Gil Aharon