Form 10-Q
period 2026-03-31
DELCATH SYSTEMS, INC.
filed 2026-05-07
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, 34,521,647 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$41,313	$43,454
Short-term investments	47,986	47,582
Accounts receivable	14,159	11,744
Inventories	9,808	10,252
Prepaid expenses and other current assets	7,003	6,498
Total current assets	120,269	119,530
Property, plant and equipment, net	3,662	3,166
Right-of-use assets	907	936
Total assets	$124,838	$123,632
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,463	$2,658
Accrued expenses	7,143	8,191
Lease liabilities, current	92	101
Total current liabilities	10,698	10,950
Lease liabilities, non-current	815	835
Other liabilities, non-current	615	628
Total liabilities	$12,128	$12,413
Commitments and contingencies (see Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 14,192 and 14,192 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 34,465,087 shares and 34,691,671 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	344	347
Additional paid-in capital	641,713	639,145
Accumulated deficit	(529,918)	(528,848)
Accumulated other comprehensive income	571	575
Total stockholders’ equity	112,710	111,219
Total liabilities and stockholders’ equity	$124,838	$123,632
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income and Loss
(Unaudited)
(in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Product revenue	$24,994	$19,784
Cost of goods sold	(3,736)	(2,845)
Gross profit	21,258	16,939
Operating expenses:
Research and development expenses	9,824	5,007
Selling, general and administrative expenses	13,071	11,290
Total operating expenses	22,895	16,297
Operating (loss) income	(1,637)	642
Interest income	787	618
Other (expense) income	(58)	4
(Loss) income before income taxes	(908)	1,264
Income tax expense	162	195
Net (loss) income	(1,070)	1,069
Other comprehensive income (loss):
Unrealized gain on investments adjustments	45	239
Foreign currency translation adjustments	(49)	60
Total comprehensive (loss) income	$(1,074)	$1,368
Common share data:
Basic (loss) income per common share	$(0.03)	$0.03
Weighted average number of basic shares outstanding	36,021,210	34,642,641
Diluted (loss) income per common share	$(0.03)	$0.03
Weighted average number of dilutive shares outstanding	36,021,210	39,511,120
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2026	14,192	$—	34,691,671	$347	$639,145	$(528,848)	$575	$111,219
Compensation expense for issuance of stock options	—	—	—	—	4,876	—	—	4,876
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	70	—	—	70
Issuance of common stock with the Employee Stock Purchase Plan	—	—	46,008	—	389	—	—	389
Stock Option Exercise	—	—	43,431	—	230	—	—	230
Repurchase and retirement of common stock	—	—	(316,023)	(3)	(2,997)	—	—	(3,000)
Net loss	—	—	—	—	—	(1,070)	—	(1,070)
Unrealized gain on investment adjustments	—	—	—	—	—	—	45	45
Foreign currency translation adjustments	—	—	—	—	—	—	(49)	(49)
Balance at March 31, 2026	14,192	$—	34,465,087	$344	$641,713	$(529,918)	$571	$112,710

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2025	14,192	$—	33,061,002	$331	$599,881	$(531,548)	$82	$68,746
Compensation expense for issuance of stock options	—	—	—	—	6,813	—	—	6,813
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Issuance of common stock with the Employee Stock Purchase Plan	—	—	35,513	—	238	—	—	238
Warrant Exercise - Series F	—	—	238,500	2	2,383	—	—	2,385
Stock Option Exercise	—	—	101,597	1	629	—	—	630
Net income	—	$—	—	$—	$—	$1,069	$—	$1,069
Unrealized gain on investment adjustments	—	—	—	—	—	—	239	239
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Balance at March 31, 2025	14,192	$—	33,436,612	$334	$609,994	$(530,479)	$381	$80,230
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,070)	$1,069
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock option compensation expense	4,946	6,863
Depreciation expense	102	43
Amortization of Right-of-Use Asset	29	24
Amortization of premiums and discounts on marketable securities	(440)	(306)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(423)	(1,421)
Accounts receivable	(2,415)	(3,052)
Inventories	444	(199)
Accounts payable and accrued expenses	(273)	(925)
Other liabilities, non-current	(43)	107
Net cash provided by operating activities	857	2,203
Cash flows from investing activities:
Purchase of investments	(15,812)	(30,060)
Maturities of investments	15,811	5,052
Purchase of property, plant and equipment	(570)	(140)
Net cash used in investing activities	(571)	(25,148)
Cash flows from financing activities:
Proceeds from the issuance of common stock relating to the employee stock purchase plan	389	238
Proceeds from exercise of warrants	—	2,385
Proceeds from exercise of stock options	230	630
Repurchase and retirement of common stock	(3,000)	—
Net cash (used in) provided by financing activities	(2,381)	3,253
Foreign currency effects on cash	(46)	56
Net decrease in total cash	(2,141)	(19,636)
Total Cash and Cash Equivalents:
Beginning of period	43,454	32,412
End of period	$41,313	$12,776
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three months ended March 31, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 and may also be found on the Company’s website (www.delcath.com). The information contained on, or that can be accessed through, our website is not incorporated by reference into these financial statements or in any report or document we have filed or may file with the SEC and any reference to our website address is intended to be an inactive textual reference only. In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of cancers primary or metastatic to the liver. The Company’s lead product, the HEPZATOTM KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product (“HEPZATO” or “HEPZATO KIT”), was approved by the U.S. Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT for the treatment of metastatic uveal melanoma (“mUM”) occurred in January 2024.
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
On October 18, 2025, the Company announced the results of the investigator-initiated CHOPIN clinical trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for percutaneous hepatic perfusion (PHP) when used alone versus when combined with systemic administration of the immune checkpoint inhibitors (ICI) ipilimumab and nivolumab. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. The CHOPIN trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group (adjusted HR 0.34; p=0.0002). The secondary endpoints included Safety, Overall Survival (“OS”), Progression Free Survival (“PFS”) and Overall Response Rate (“ORR”). The combination group saw an increase in median OS of 23.1 months versus 19.6 months (adjusted HR = 0.39; p = 0.0065), median PFS 12.8 months versus 8.3 months (adjusted HR = 0.34; p=0.0002) and ORR of 76.3% in the combination group versus 39.5% (p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (82% versus 41%, P=0.0006), but most were self-limiting and manageable with standard care. Overall, the combination treatment was well tolerated, with types, rates and frequencies of adverse events consistent with individual use of PHP and checkpoint inhibitors. No new safety signals were identified.

To support the New Drug Application for HEPZATO the Company conducted the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. On May 6, 2024, the Company announced the publication of results from the pivotal FOCUS Trial in the journal Annals of Surgical Oncology. On April 9, 2025, the Company announced the publication of a comparative analysis of the randomized portion of the FOCUS Trial in the Annals of Surgical Oncology. On December 31, 2025, the Company announced the publication of subgroup analyses of the Phase 3 FOCUS Trial in the Journal of Cancer Research and Clinical Oncology. Currently, the Company’s clinical development program is seeking to generate clinical data for CHEMOSAT and HEPZATO either as a monotherapy or in combination with immunotherapy. The Company expects that this will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and to support reimbursement in various jurisdictions, including the United States for HEPZATO.
In addition to HEPZATO’s use to treat mUM, the Company believes that HEPZATO has the potential to treat other cancers in the liver, such as metastatic colorectal cancer, metastatic breast cancer, metastatic neuroendocrine tumors, metastatic pancreatic cancer, intrahepatic cholangiocarcinoma and non-small cell lung cancer. The Company believes that those and similar disease states are areas of unmet medical needs that represent significant market opportunities.
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
On April 28, 2025, the Company announced the clearance by the FDA of its IND application for the Phase 2 clinical trial of HEPZATO in liver-dominant metastatic breast cancer. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The trial will take place at more than 15 sites across the United States and Europe, with patient enrollment expected to begin in the second quarter of 2026.
Risks and Uncertainties
As detailed in the Company’s 2025 Annual Report filed on Form 10-K, the Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the risks associated with developing product candidates and successfully launching and commercializing its drug/device combination products for additional indications, the Company’s ability to obtain regulatory approval of its products in the United States and other geographies for additional indications, the uncertainty of the broad adoption of its approved products by physicians and consumers, and significant competition.
Factors such as geopolitical events, including war, terrorism and civil and political unrest, such as the ongoing conflicts in the Middle East and between Russia and Ukraine, global health outbreaks, adverse weather events, labor or raw material shortages, imposition of tariffs or trade restrictions and other supply chain disruptions could result in difficulties, shortages and delays in manufacturing the Company’s products, which could have an adverse impact on its results of operations or cause an increase in the cost of ongoing or planned clinical trials. The Company may also have to take inventory write-offs and incur other charges and expense for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase its manufacturing costs, cause it to lose revenue or market share as patients and physicians turn to competing therapeutics, diminish its profitability or damage its reputation.
The United States has announced and implemented a broad range of tariffs on goods imported into the United States, many of which were then paused or cancelled. The majority of the Company’s sales are domestic, though CHEMOSAT is sold only outside of the United States, and while the Company sources certain components outside of the United States, the costs associated with imported materials needed for its operations is a modest portion of its overall manufacturing costs. The Company will continue to monitor the implementation and effect of existing and other proposed tariffs and other geopolitical events, such as the ongoing conflicts in the Middle East and between Russia and Ukraine and may take actions as a result thereof in order to attempt to alleviate certain risks and uncertainties that may be caused by such events.

Liquidity
The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
On March 31, 2026, the Company had cash and cash equivalents totaling $41.3 million and short-term investments totaling $48.0 million.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended March 31, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in the Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
Management has performed its quarterly evaluation of policies and there have been no material changes to our significant accounting policies as set forth in “Note 3 - Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Recent Accounting Pronouncements
No new accounting standards were adopted during the three months ended March 31, 2026. The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)
In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Such standard is intended to modernize old internal-use software guidance and expand the existing guidance on capitalizing implementation costs for cloud computing arrangements that are service contracts. The effective date for this standard is for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.
ASU 2024-03, Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures to improve the disclosures about a public entity’s expenses and provide more detailed information about the types of expenses in commonly presented expense captions such as inventory purchases, employee compensation, depreciation and intangible asset amortization. The disclosure requirements must be applied retrospectively to all prior periods presented in the financial statements. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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
The Company does not have any contract assets or contract liabilities at March 31, 2026 or 2025 because the contracts generally do not include performance obligations satisfied over time or advance customer consideration.
HEPZATO
The Company ships and sells HEPZATO directly to hospitals and treating centers based on approved agreements. For certain customers, the inventory is considered on consignment in which the Company retains title to the product until the use of the HEPZATO. For these sales, the Company recognizes HEPZATO revenue, based on contracted or published rates, upon completion of the procedure. There is no obligation for the hospitals or treating centers to use the consigned HEPZATO, and the Company has no contractual right to receive payment until the product is used in a procedure and transfer of control is completed. See “Note 4 - Inventories” for further information regarding consignment inventory.
Hospitals and treating centers may also elect to purchase HEPZATO prior to a procedure. For these sales, the purchasing hospital or treatment center obtains control of the product once it is delivered. In these instances, the Company recognizes revenue based on contracted rates stated in an approved contract or purchase order upon delivery to the customer.
On May 22, 2025, the Company announced a plan to enter into a National Drug Rebate Agreement (“NDRA”) with the Centers for Medicare and Medicaid Services (“CMS”), which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. The rebates are variable consideration and must be estimated at each reporting period and are treated as a reduction of revenue in the same period the related revenue is recognized. These estimates are based on historical experience and payer mix and will be adjusted as actual claims are processed. At March 31, 2026, there were no accrued rebates included in the Company’s financials.
Under the PPA, beginning on July 1, 2025, the Company began selling HEPZATO to eligible covered entities at the statutory 340B price. The Company is also obligated to make any sales to the VA at the Federal Ceiling Price. Due to the Company selling directly to the hospital or treating center, the purchase price of either wholesale acquisition cost or 340B is known at the time of revenue recognition. No chargeback estimate is recorded on the condensed consolidated balance sheets.
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

Revenue by product for the periods indicated were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
CHEMOSAT	$1,747	$1,761
HEPZATO KIT	23,247	18,023
Total revenue	$24,994	$19,784
Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of March 31, 2026, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue and/or accounts receivable concentration is greater than 10% of the Company’s total revenue or total accounts receivable in the periods disclosed below:

For the three months ended and as of March 31, 2026	% of Revenue	% of Accounts Receivable
Customer 1	15.9%	10.7%
Customer 2	10.6%	9.3%

For the three months ended and as of March 31, 2025	% of Revenue	% of Accounts Receivable
Customer 1	15.0%	21.3%
Customer 2	13.1%	8.1%
Customer 3	10.3%	6.7%
Customer 4	9.4%	10.8%

(3)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of March 31, 2026:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency bonds	$47,411	$575	$47,986
Total short-term investments			$47,986
As of March 31, 2026, there was $0.6 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2025:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency bonds	$47,053	$529	$47,582
Total short-term investments			$47,582
As of December 31, 2025, there was $0.5 million of interest receivable related to the outstanding debt securities held by the Company.
(4)    Inventory
Inventory consists of the following:

(In thousands)	March 31, 2026	December 31, 2025
Raw materials	$5,766	$6,477
Work-in-process	3,088	2,809
Finished goods	954	966
Total inventory	$9,808	$10,252
The Company has consignment agreements with approved hospitals and treatment centers. As of March 31, 2026, there was approximately $0.6 million in finished goods held at hospitals and treatment centers.
For the three months ended March 31, 2026, the Company has included a reserve of $0.5 million for inventory expected to expire prior to usage.

(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Clinical trial expenses	$2,445	$2,405
Insurance premiums	557	547
Professional services	941	804
Interest receivable	581	499
Licenses	538	613
Software	1,072	706
Taxes	523	696
Other	346	228
Total prepaid expenses and other current assets	$7,003	$6,498
(6)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	March 31, 2026	December 31, 2025	Estimated Useful Life
Buildings and land	$1,567	$1,557	30 years - Buildings 15 years - Land Improvements
Enterprise hardware and software	1,818	1,819	3 years
Leaseholds	1,659	1,648	Lesser of lease term or estimated useful life
Equipment	3,511	2,894	7 years
Furniture	258	251	5 years
Equipment in process	189	245
Property, plant and equipment, gross	9,002	8,414
Accumulated depreciation	(5,340)	(5,248)
Property, plant and equipment, net	$3,662	$3,166
Depreciation expense for the three months ended March 31, 2026 and 2025 was $0.1 million and less than $0.1 million, respectively.
(7)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	March 31, 2026	December 31, 2025
Clinical expenses	$2,100	$2,065
Compensation, excluding taxes	2,810	4,248
ESPP withholding	198	396
Professional fees	1,355	736
Inventory	28	74
medac(1)	—	235
Other	652	437
Total accrued expenses	$7,143	$8,191
(1) The current liability due for medac is reported in Accounts Payable as of March 31, 2026. See “Note 12 - Commitments and Contingencies” for further information regarding this accrual.

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
For both the three months ended March 31, 2026 and 2025, the Company recognized less than $0.1 million of operating lease and short-term lease expense.
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
The following table summarizes the Company’s operating leases as of March 31, 2026:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$(36)	$(11)	$(47)
Weighted average remaining lease term	7.8	0.3
Weighted average discount rate - operating leases	8%	8%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2026	$108	$15	$123
Year ended December 31, 2027	148	—	148
Year ended December 31, 2028	152	—	152
Year ended December 31, 2029	157	—	157
Year ended December 31, 2030	158	—	158
Thereafter	486	—	486
Total	1,209	15	1,224
Less present value discount	(317)	—	(317)
Operating lease liabilities included in the condensed consolidated balance sheets at March 31, 2026	$892	$15	$907
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

Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of March 31, 2026, the Company has designated the following preferred stock:

Designated Preferred Shares	March 31, 2026
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of March 31, 2026, there were an aggregate of 10,957 shares of Series E and Series E-1, 1,085 Series F-2 and 2,150 Series F-4 Convertible Preferred Stock outstanding, respectively.
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
Share Repurchase Program
On November 19, 2025, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $25.0 million of its outstanding shares of common stock, from time to time, through open market transactions, privately negotiated transactions or in such other manners approved by the Board of Directors, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The Company may enter into a pre-arranged stock trading plan in accordance with the guidelines specified under Rule 10b5-1 to effectuate all or a portion of the share repurchase program. The repurchase program does not obligate the Company to purchase any shares and does not have an expiration date. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to our results of operations, financial condition, liquidity and other factors.
As of March 31, 2026, there have been 944,595 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5077 for a total aggregate purchase price of approximately $9.0 million. The Company had approximately $16.0 million remaining under the share repurchase program at March 31, 2026.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other share-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of March 31, 2026, there have been 9,325,000 shares of common stock reserved under the 2020 Plan of which 752,179 shares of common stock remained available to be issued as of March 31, 2026 under the 2020 Plan.
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
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other share-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of March 31, 2026, there have been 1,100,000 shares of common stock reserved under the 2023 Plan, of which 106,836 remain available to be granted.
Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Three Months Ended March 31,
	2026	2025
Expected terms (years)	5.7	5.7
Expected volatility	70.5%	90.0%
Risk-free interest rate	3.73%	4.35%
Expected dividends	0.00%	0.00%
The following is a summary of stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	7,785,149	$10.05	7.8	$17,391
Granted	922,369	9.40	9.8
Exercised	(43,431)	5.30
Expired	(2,583)	16.25
Cancelled/Forfeited	(40,874)	10.82
Outstanding at March 31, 2026	8,620,630	$10.00	7.7	$13,933

Exercisable at March 31, 2026	5,416,653	$9.00	7.0	$11,392
Unvested at March 31, 2026	3,203,977	$11.69	9.0	$2,541
The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $6.04 and $12.05, respectively. The aggregate intrinsic value of stock options exercised was $0.2 million and $0.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Total cash received as a result of stock option exercises was $0.2 million and $0.6 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Restricted Stock Units
The following tables include information for all restricted stock units granted including inducement grants that are granted outside of the 2020 Plan.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	—	$—
Granted	914,477	9.41
Vested	—	—
Forfeited	(7,311)	9.40
Outstanding at March 31, 2026	907,166	$9.41
The following is a summary of share-based compensation expense in the statement of operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Selling, general and administrative	$3,162	$4,529
Research and development	1,386	1,568
Cost of goods sold	398	766
Total	$4,946	$6,863
At March 31, 2026, there was $20.9 million of aggregate unrecognized compensation expense related to employee and board stock option grants and restricted stock unit grants. The cost is expected to be recognized over a weighted average period of 1.16 years.
Common Stock Warrants
The following is a summary of common stock warrant activity for the three months ended March 31, 2026:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2026	1,341,375	$0.01
Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—
Outstanding and exercisable at March 31, 2026	1,341,375	$0.01
The following table presents information related to common stock warrants outstanding at March 31, 2026:

	Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)
$0.01 (1)	1,341,375	n/a
(1) Pre-funded warrants with a $0.01 exercise price do not expire until exercised.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 560,295 shares of common stock to be purchased by participating employees, of which 217,372 have been issued as of March 31, 2026 since the inception of the benefit in

2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
(10)    Net (Loss) Income per Share
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
At both March 31, 2026 and 2025, the Company had 1,341,375 pre-funded warrants outstanding, respectively. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three months ended March 31, 2026 and 2025:

Weighted average number of basic shares outstanding
	Three months ended March 31,
	2026	2025
Weighted average shares issued	34,679,835	33,301,266
Weighted average pre-funded warrants	1,341,375	1,341,375
Weighted average shares outstanding	36,021,210	34,642,641

Weighted average number of diluted shares outstanding
	Three months ended March 31,
	2026	2025
Weighted average shares outstanding (Basic)	36,021,210	34,642,641
Additional dilutive shares	—	4,868,479
Weighted average shares outstanding (Diluted)	36,021,210	39,511,120

The following potentially dilutive securities were excluded from the computation of earnings per share as of March 31, 2026 and 2025 because their effects would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Assumed conversion of preferred stock	1,782,843	—
Stock options and Restricted Stock Units	9,527,796	2,531,230
Assumed conversion of ESPP	48,286	22,057
Total	11,358,925	2,553,287

(11)    Income Taxes
The Company has recorded a provision for income taxes of $0.2 million for both the three months ended March 31, 2026 and March 31, 2025, respectively.
As discussed in “Note 14 - Income Taxes” to the notes to the consolidated financial statements contained in the Annual Report, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company has not recognized any unrecognized tax benefits in its balance sheet.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA), which resulted in the extension of many provisions of the current tax law as well as other rule changes, including full expensing of U.S. research and development costs under Section 174A, and retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024. Additional information regarding the effect of OBBBA on the Company’s tax provision can be found in Note 14 Income Taxes of the Company’s Annual Report.
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
On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the remaining fair value of the settlement to be $0.8 million as of March 31, 2026 and recorded $0.6 million as other liabilities, non-current and $0.2 million as accounts payable on the Company’s condensed consolidated balance sheet as of March 31, 2026.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of March 31, 2026, the Company has committed to purchase $2.5 million of melphalan under this Supply Agreement in 2026.
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
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value relating to the medac settlement, for the three months ended March 31, 2026:

Level 3
(In thousands)	Contingent liabilities
Balance at January 1, 2026	$864
Change due to liability payment	—
Liability fair value adjustment	—
Total change in foreign exchange	(19)
Balance at March 31, 2026	$845
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
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	March 31, 2026
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$1	$—	$—	$1
U.S. government agency bonds	—	47,986	—	47,986
Total Assets	$1	$47,986	$—	$47,987

Liabilities:
Contingent Liability	$—	$—	$845	$845
Total Liabilities	$—	$—	$845	$845

	December 31, 2025
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2	$—	$—	$2
U.S. government agency bonds	—	47,582	—	47,582
Total Assets	$2	$47,582	$—	$47,584

Liabilities:
Contingent Liability	$—	$—	$864	$864
Total Liabilities	$—	$—	$864	$864
(14)    Segment Information
The Company operates its business primarily in the United States and Europe on a consolidated basis in one reportable segment - the research, development, manufacture and distribution of hepatic delivery systems for the use in the treatment of specific conditions (the “reportable segment”). The Company’s chief operating decision maker (“CODM”) is comprised of a single management team consisting of the Chief Financial Officer, Chief Operating Officer, Chief Medical Officer and General Manager that reports to the Chief Executive Officer. The CODM uses consolidated gross profit and net income or loss, which can be found on the Condensed Consolidated Statements of Operations and Comprehensive Income and Loss, to assess financial performance. These financial metrics are used to monitor budget versus actual results. Significant segment expenses reviewed by the CODM are presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income and Loss. The measure of segment assets provided to the CODM is reported on the balance sheet as total consolidated assets.
Revenues from external customers are attributed to geographies based on the location of the customer. The following table shows the disaggregated revenue by geography for the three months ended March 31, 2026 and 2025. No individual foreign country is material to the consolidated results.

	Three Months Ended March 31,
(in thousands)	2026	2025
Foreign	$1,747	$1,761
United States	23,247	18,023
Total revenue	$24,994	$19,784
As of March 31, 2026 and 2025, substantially all of the Company’s long-lived assets were located in the United States; long-lived assets located in any individual foreign country were not material.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Delcath Systems, Inc. (“Delcath” or the “Company”) should be read in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026, to provide an understanding of its results of operations, financial condition and cash flows.
All references in this Quarterly Report on Form 10-Q to “we,” “our,” “us” and the “Company” refer to Delcath Systems, Inc., and its subsidiaries unless the context indicates otherwise.
This Quarterly Report on Form 10-Q may include trademarks, service marks and trade names owned or licensed by us, including CHEMOFUSE, CHEMOSAT, CHEMOSATURATION, DELCATH, HEPZATO, HEPZATO KIT, PHP and THE DELCATH PHP SYSTEM. Solely for convenience and readability, trademarks, service marks and trade names, including logos, artwork and other visual displays, may appear in a non-traditional trademark usage manner, including without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of the Company or the Company’s licensor, as applicable.
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
•our ability to successfully commercialize CHEMOSAT, the HEPZATO KIT, and future products, if any, generate additional revenue and successfully obtain reimbursement for the products and/or the associated procedures;
•our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of CHEMOSAT, the HEPZATO KIT, and future products, if any;
•the rate and degree of market acceptance and clinical utility of CHEMOSAT, the HEPZATO KIT, and future products, if any;
•developments relating to our competitors and our industry;
•the initiation and success of our research and development programs;
•submission and timing of applications for regulatory approval and approval thereof;

•our ability to successfully source components of CHEMOSAT, the HEPZATO KIT, and future products, if any, and enter into manufacturing and supplier contracts;
•our ability to source melphalan and other critical components necessary to manufacture the HEPZATO KIT;
•our ability to successfully manufacture CHEMOSAT and the HEPZATO KIT;
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
We operate as one operating segment. See Note 14 - “Segment Information” in the accompanying notes to our condensed consolidated financial statements for further detail.
The FOCUS Trial
Our clinical development program for HEPZATO was comprised of the FOCUS Trial, a global registration clinical trial that investigated objective response rate in patients with mUM. The current focus of our clinical development program is to generate clinical data for CHEMOSAT and HEPZATO in patients with mUM, either as a monotherapy or in combination with immunotherapy. On May 6, 2024, we announced the publication of results from our Phase 3 FOCUS Trial, including an ORR of 36.3%, which included 7.7% of patients with Complete Response, as determined by an Independent Review Committee. An ORR of 36.3% in the FOCUS study was statistically significantly better than the pooled ORR estimate (a weighted mean of the observed ORR) of 5.5% in the historical control group. We expect that the publication will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe, and support reimbursement in various jurisdictions, including the United States.

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
On April 28, 2025, we announced our IND application clearance by the FDA for the Phase 2 clinical trial of HEPZATO in mBC. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 15 sites across the United States and Europe, with patient enrollment expected to begin in the second quarter of 2026. The trial’s primary endpoint, hPFS, is anticipated to read out by the end of 2028, while results for OS, a secondary endpoint, is expected in 2029.
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
Our expected research and development expenses will consist primarily of:
•salaries and related overhead expenses for personnel in research and development functions, including share-based compensation;
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
The CHOPIN Trial
On October 18, 2025, we announced the results of the investigator-initiated CHOPIN clinical trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for percutaneous hepatic perfusion (PHP) when used alone versus when combined with systemic administration of the immune checkpoint inhibitors (ICI) ipilimumab and nivolumab. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. The CHOPIN trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group (adjusted HR 0.34; p=0.0002). The secondary endpoints included Safety, Overall Survival (“OS”), Progression Free Survival (“PFS”) and Overall Response Rate (“ORR”). The combination group saw an increase in median OS of 23.1 months versus 19.6 months (adjusted HR = 0.39; p = 0.0065), median PFS 12.8 months versus 8.3 months (adjusted HR = 0.34; p=0.0002) and ORR of 76.3% in the combination group versus 39.5%

(p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (82% versus 41%, P=0.0006), but most were self-limiting and manageable with standard care. Overall, the combination treatment was well tolerated, with types, rates and frequencies of adverse events consistent with individual use of PHP and checkpoint inhibitors. No new safety signals were identified.
Results of Operations

	Three months ended March 31,
(In thousands)	2026	2025
Total revenues	$24,994	$19,784
Cost of goods sold	(3,736)	(2,845)
Gross profit	21,258	16,939
Research and development expenses	9,824	5,007
Selling, general and administrative expenses	13,071	11,290
Total operating expenses	22,895	16,297
Operating (loss) income	(1,637)	642
Interest and other income	729	622
Income tax expense	162	195
Net (loss) income	$(1,070)	$1,069
Revenue
The increase in total revenue for the three months ended March 31, 2026 compared to the same period in 2025 was due to the continued commercial expansion and demand of HEPZATO in the United States.

	Three Months Ended March 31,
(In thousands)	2026	2025
CHEMOSAT	$1,747	$1,761
HEPZATO KIT	23,247	18,023
Total revenue	$24,994	$19,784
Our revenue is generated from a relatively concentrated group of customers. For the three months ended March 31, 2026, two customers each accounted for more than 10% of our total product revenue, representing in the aggregate approximately 26.5% of revenue. As of March 31, 2026, our largest customer by revenue accounted for approximately 10.7% of our total accounts receivable balance of $14.2 million. Our standard payment terms are 30 to 60 days, and we have not experienced material collection losses to date. However, as our commercial business scales, the absolute dollar concentration of our receivables with a limited number of large hospital or treatment center customers increases. A payment delay, dispute, or reduction in ordering activity by one or more significant customers could adversely affect our operating cash flow in any given period. We actively monitor our receivables aging and have not applied any estimated credit loss reserves against our accounts receivable balance as of March 31, 2026.
Cost of Goods Sold
The change in cost of goods sold for the three months ended March 31, 2026 compared to the same period in 2025 is directly related to changes in demand for product revenue.
Research and Development Expenses
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. The increase for the three months ended March 31, 2026 compared to the same period in 2025 is due to the continued costs associated with expanding the clinical team, including the base and supplemental wages related to an increase in headcount, and continuation of the Phase 2 clinical trials evaluating HEPZATO in combination with standard of care for mCRC and mBC. In addition to the Phase 2 clinical trials, we are researching initiatives to explore different indications, combinations, and potential applications of our therapies.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three months ended March 31, 2026 compared to the same period in 2025, selling, general and administrative expenses increased due to continued commercial expansion activities including marketing-related travel expenses and additional personnel on the commercial team.
Interest and other Income/Expense
Interest and other income is primarily related to the interest income associated with marketable securities and cash on hand. There was no interest expense for the three months ended March 31, 2026 and 2025 due to all debt being paid off in 2024.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	857	2,203
Net cash used in investing activities	(571)	(25,148)
Net cash (used in) provided by financing activities	(2,381)	3,253
Foreign currency effects on cash	(46)	56
	$(2,141)	$(19,636)
At March 31, 2026, we had cash and cash equivalents totaling $41.3 million and short-term investments totaling $48.0 million, as compared to cash and cash equivalents totaling $12.8 million and short-term investments totaling $46.1 million at March 31, 2025.
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
As of March 31, 2026, there have been 944,595 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5077 for a total aggregate purchase price of approximately $9.0 million. We had approximately $16.0 million remaining under the share repurchase program at March 31, 2026.
Capital Commitments
Our capital commitments over the next twelve months include (a) $10.7 million to satisfy accounts payable, accrued expenses, current lease liabilities and current portion of the medac settlement and (b) $2.5 million to purchase melphalan under the Supply Agreement discussed in “Note 12 - Commitments and Contingencies”. Additional capital commitments beyond the next twelve months include (a) $0.8 million of lease liabilities and (b) $0.6 million for settlement of litigation with medac.

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
Critical Accounting Estimates
Management has completed its quarterly evaluation of estimates and there have been no material changes to the process of our critical accounting estimates as they were reported in our Annual Report on Form 10-K filed with the SEC on February 26, 2026.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of March 31, 2026, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
medac Matter
See Note 12 - “Commitments and Contingencies - medac Matter” for more information.
Item 1A.    Risk Factors
Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described in the Annual Report on Form 10-K filed on February 26, 2026. Our business faces significant risks and uncertainties, and those described in our Annual Report may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.
The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Equity Securities.
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
As of the close of trading on March 31, 2026, approximately $16.0 million remained available for repurchase by us under the stock repurchase authorization. The number of shares and average price paid per share for shares repurchased in the quarter ending March 31, 2026, are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
Period
March 10 - 16, 2026	316,023	$9.47	316,023	$16,019
Total	316,023	$9.47	316,023
(1) Average price paid per share does not include commission paid or any potential excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended March 31, 2026 by our Section 16 officers or directors.

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

3.8	Amended and Restated By-Laws of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2025).

31.1*	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*+	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*+	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

DELCATH SYSTEMS, INC.

May 7, 2026	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

May 7, 2026	/s/ Sandra Pennell
Sandra Pennell
Chief Financial Officer (Principal Financial and Accounting Officer)