Form 10-Q
period 2026-06-30
DELCATH SYSTEMS, INC.
filed 2026-08-06
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, 34,698,795 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$47,521	$43,454
Short-term investments	48,381	47,582
Accounts receivable	15,942	11,744
Inventories	11,713	10,252
Prepaid expenses and other current assets	6,979	6,498
Total current assets	130,536	119,530
Property, plant and equipment, net	4,019	3,166
Right-of-use assets	2,463	936
Total assets	$137,018	$123,632
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,011	$2,658
Accrued expenses	9,072	8,191
Lease liabilities, current	196	101
Total current liabilities	13,279	10,950
Lease liabilities, non-current	2,267	835
Other liabilities, non-current	327	628
Total liabilities	$15,873	$12,413
Commitments and contingencies (see Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 14,192 and 14,192 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 34,636,252 shares and 34,691,671 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	346	347
Additional paid-in capital	647,791	639,145
Accumulated deficit	(527,250)	(528,848)
Accumulated other comprehensive income	258	575
Total stockholders’ equity	121,145	111,219
Total liabilities and stockholders’ equity	$137,018	$123,632
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Product revenue	$29,133	$24,156	$54,127	$43,940
Cost of goods sold	(2,985)	(3,318)	(6,721)	(6,163)
Gross profit	26,148	20,838	47,406	37,777
Operating expenses:
Research and development expenses	10,380	6,882	20,204	11,889
Selling, general and administrative expenses	13,373	11,366	26,444	22,656
Total operating expenses	23,753	18,248	46,648	34,545
Operating income	2,395	2,590	758	3,232
Interest income	781	649	1,568	1,267
Other expense	(17)	(34)	(75)	(30)
Income before income taxes	3,159	3,205	2,251	4,469
Income tax expense	491	508	653	703
Net income	2,668	2,697	1,598	3,766
Other comprehensive income:
Unrealized gain on investments adjustments	(295)	57	(250)	296
Foreign currency translation adjustments	(18)	154	(67)	214
Total comprehensive income	$2,355	$2,908	$1,281	$4,276
Common share data:
Basic income per common share	$0.07	$0.08	$0.04	$0.11
Weighted average number of basic shares outstanding	35,891,915	35,786,813	35,956,205	35,217,887
Diluted income per common share	$0.07	$0.07	$0.04	$0.09
Weighted average number of dilutive shares outstanding	39,761,480	40,262,764	39,584,329	39,890,102
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2026	14,192	$—	34,691,671	$347	$639,145	$(528,848)	$575	$111,219
Share-based compensation expense	—	—	—	—	4,876	—	—	4,876
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	70	—	—	70
Issuance of common stock with the Employee Stock Purchase Plan	—	—	46,008	—	389	—	—	389
Stock Option Exercise	—	—	43,431	—	230	—	—	230
Repurchase and retirement of common stock	—	—	(316,023)	(3)	(2,997)	—	—	(3,000)
Net loss	—	—	—	—	—	(1,070)	—	(1,070)
Unrealized gain on investment adjustments	—	—	—	—	—	—	45	45
Foreign currency translation adjustments	—	—	—	—	—	—	(49)	(49)
Balance at March 31, 2026	14,192	$—	34,465,087	$344	$641,713	$(529,918)	$571	$112,710
Share-based compensation expense	—	—	—	—	5,054	—	—	5,054
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	64	—	—	64
Stock Option Exercise	—	—	172,235	2	971	—	—	973
Repurchase and retirement of common stock	—	—	(1,070)	—	(11)	—	—	(11)
Net income	—	—	—	—	—	2,668	—	2,668
Unrealized gain on investment adjustments	—	—	—	—	—	—	(295)	(295)
Foreign currency translation adjustments	—	—	—	—	—	—	(18)	(18)
Balance at June 30, 2026	14,192	$—	34,636,252	$346	$647,791	$(527,250)	$258	$121,145

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2025	14,192	$—	33,061,002	$331	$599,881	$(531,548)	$82	$68,746
Compensation expense for issuance of stock options	—	—	—	—	6,813	—	—	6,813
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Issuance of common stock with the Employee Stock Purchase Plan	—	—	35,513	—	238	—	—	238
Warrant Exercise - Series F	—	—	238,500	2	2,383	—	—	2,385
Stock Option Exercise	—	—	101,597	1	629	—	—	630
Net income	—	$—	—	$—	$—	$1,069	$—	$1,069
Unrealized gain on investment adjustments	—	—	—	—	—	—	239	239
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Balance at March 31, 2025	14,192	$—	33,436,612	$334	$609,994	$(530,479)	$381	$80,230
Compensation expense for issuance of stock options	—	—	—	—	7,159	—	—	7,159
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Warrant Exercise - Series F	—	—	1,377,275	14	13,759	—	—	13,773
Stock Option Exercise	—	—	142,087	2	864	—	—	866
Net income	—	—	—	—	—	2,697	—	2,697
Unrealized gain on investment adjustments	—	—	—	—	—	—	57	57
Foreign currency translation adjustments	—	—	—	—	—	—	154	154
Balance at June 30, 2025	14,192	$—	34,955,974	$350	$631,826	$(527,782)	$592	$104,986
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,598	$3,766
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	10,064	14,072
Depreciation expense	215	94
Amortization of Right-of-Use Asset	86	54
Amortization of premiums and discounts on marketable securities	(877)	(765)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(652)	(3,091)
Accounts receivable	(4,198)	(4,946)
Inventories	(1,461)	(3,590)
Accounts payable and accrued expenses	2,235	4,137
Other liabilities, non-current	(441)	(235)
Net cash provided by operating activities	6,569	9,496
Cash flows from investing activities:
Purchase of investments	(48,102)	(51,152)
Maturities of investments	48,100	26,127
Purchase of property, plant and equipment	(1,073)	(538)
Net cash used in investing activities	(1,075)	(25,563)
Cash flows from financing activities:
Proceeds from the issuance of common stock relating to the employee stock purchase plan	389	238
Proceeds from exercise of warrants	—	16,158
Proceeds from exercise of stock options	1,203	1,496
Repurchase and retirement of common stock	(3,011)	—
Net cash (used in) provided by financing activities	(1,419)	17,892
Foreign currency effects on cash	(8)	184
Net increase in total cash	4,067	2,009
Total Cash and Cash Equivalents:
Beginning of period	43,454	32,412
End of period	$47,521	$34,421

	For Six months ended June 30,
	2026	2025
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$1,613	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 and may also be found on the Company’s website (www.delcath.com). The information contained on, or that can be accessed through, our website is not incorporated by reference into these financial statements or in any report or document we have filed or may file with the SEC and any reference to our website address is intended to be an inactive textual reference only. In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
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
On April 28, 2025, the Company announced the clearance by the FDA of its IND application for the Phase 2 clinical trial of HEPZATO in liver-dominant metastatic breast cancer. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The trial will take place at more than 15 sites across the United States and Europe, patient enrollment began in the third quarter of 2026.
Risks and Uncertainties
As detailed in the Annual Report, the Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, the risks associated with developing product candidates and successfully launching and commercializing its drug/device combination products for additional indications, obtaining regulatory approval of its products in the United States and other geographies for additional indications, the uncertainty of the broad adoption of its approved products by physicians and consumers, obtaining and maintaining sufficient reimbursement for approved products and/or the associated procedures to healthcare professionals and treating facilities, and significant competition.
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
At June 30, 2026, the Company had cash and cash equivalents totaling $47.5 million and short-term investments totaling $48.4 million.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended June 30, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in the Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
Management has performed its quarterly evaluation of policies and there have been no material changes to our significant accounting policies as set forth in “Note 3 - Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report.
Recent Accounting Pronouncements
No new accounting standards were adopted during the six months ended June 30, 2026. The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements presentation or disclosures.
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

(2)    Revenue
The Company recognizes product revenue from sales of HEPZATO in the United States and CHEMOSAT in certain European countries in accordance with the five-step model in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation. Under this revenue standard, the Company recognizes revenue when its customer obtains control of the promised goods, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods.
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
The Company does not have any contract assets or contract liabilities at June 30, 2026 or 2025 because the contracts generally do not include performance obligations satisfied over time or advance customer consideration.
HEPZATO
The Company ships and sells HEPZATO directly to hospitals and treating centers based on approved agreements. For certain customers, the inventory is considered on consignment in which the Company retains title to the product until the use of the HEPZATO. For these sales, the Company recognizes HEPZATO revenue, based on contracted or published rates, upon completion of the procedure. There is no obligation for the hospitals or treating centers to use the consigned HEPZATO, and the Company has no contractual right to receive payment until the product is used in a procedure and transfer of control is completed. See “Note 4 - Inventory” for further information regarding consignment inventory.
Hospitals and treating centers may also elect to purchase HEPZATO prior to a procedure. For these sales, the purchasing hospital or treatment center obtains control of the product once it is delivered. In these instances, the Company recognizes revenue based on contracted rates stated in an approved contract or purchase order upon delivery to the customer.
On May 22, 2025, the Company announced a plan to enter into a National Drug Rebate Agreement (“NDRA”) with the Centers for Medicare and Medicaid Services (“CMS”), which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. The rebates are variable consideration and must be estimated at each reporting period and are treated as a reduction of revenue in the same period the related revenue is recognized. These estimates are based on historical experience and payer mix and will be adjusted as actual claims are processed. At June 30, 2026, there were no accrued rebates included in the Company’s financials.
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

Revenue by product for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
CHEMOSAT	$1,972	$1,656	$3,719	$3,417
HEPZATO KIT	27,161	22,500	50,408	40,523
Total revenue	$29,133	$24,156	$54,127	$43,940
Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of June 30, 2026, there were no estimated losses applied to the accounts receivables balance.
The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue and/or accounts receivable concentration is greater than 10% of the Company’s total revenue or total accounts receivable in the periods disclosed below:

For the six months ended and as of June 30, 2026	% of Revenue	% of Accounts Receivable
Customer 1	18.8%	19.0%
Customer 2	10.4%	13.6%
Customer 3	8.4%	13.0%

For the six months ended and as of June 30, 2025	% of Revenue	% of Accounts Receivable
Customer 1	13.1%	11.8%
Customer 2	12.3%	14.2%
Customer 3	11.0%	5.9%

(3)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of June 30, 2026:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency bonds	$48,102	$279	$48,381
Total short-term investments			$48,381
As of June 30, 2026, there was $0.3 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2025:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency bonds	$47,053	$529	$47,582
Total short-term investments			$47,582
As of December 31, 2025, there was $0.5 million of interest receivable related to the outstanding debt securities held by the Company.
(4)    Inventory
Inventory consists of the following:

(In thousands)	June 30, 2026	December 31, 2025
Raw materials	$7,414	$6,477
Work-in-process	3,385	2,809
Finished goods	914	966
Total inventory	$11,713	$10,252
The Company has consignment agreements with approved hospitals and treatment centers. As of June 30, 2026, there was approximately $0.7 million in finished goods held at hospitals and treatment centers.
During the six months ended June 30, 2026, the Company has included a reserve of $0.5 million for inventory expected to expire prior to usage.

(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Clinical trial expenses	$2,445	$2,405
Insurance premiums	371	547
Professional services	942	804
Interest receivable	328	499
Licenses	576	613
Software	1,331	706
Taxes	653	696
Other	333	228
Total prepaid expenses and other current assets	$6,979	$6,498
(6)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	June 30, 2026	December 31, 2025	Estimated Useful Life
Buildings and land	$1,640	$1,557	30 years - Buildings 15 years - Land Improvements
Enterprise hardware and software	1,817	1,819	3 years
Leaseholds	1,656	1,648	Lesser of lease term or estimated useful life
Equipment	3,695	2,894	7 years
Furniture	258	251	5 years
Equipment in process	401	245
Property, plant and equipment, gross	9,467	8,414
Accumulated depreciation	(5,448)	(5,248)
Property, plant and equipment, net	$4,019	$3,166
Depreciation expense for the three and six months ended June 30, 2026 was $0.1 million and $0.2 million, respectively. Depreciation for both the three and six months ended June 30, 2025 was less than $0.1 million.
(7)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	June 30, 2026	December 31, 2025
Clinical expenses	$2,621	$2,065
Compensation, excluding taxes	3,944	4,248
ESPP withholding	373	396
Professional fees	999	736
Inventory	219	74
medac	283	235
Other	633	437
Total accrued expenses	$9,072	$8,191

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
For both the three and six months ended June 30, 2026 and 2025, the Company recognized approximately $0.1 million of operating lease and less than $0.1 million of short-term lease expense.
In 2021, the Company entered into a sub-lease agreement (the “2021 Sub-Lease”) with its previous sub-lessee pursuant to which, effective August 2, 2021, the previous sub-lessee would become the lessee and the Company would then sublease its portion of the premises in Galway, Ireland from the previous sub-lessee. The Company’s annual rent expense under the 2021 Sub-Lease is less than $0.1 million for a term of 5 years. The Company elected not to renew this lease and the lease will expire upon its terms on August 2, 2026.
On May 25, 2026, the Company entered into a lease agreement (the “Galway Lease”) to lease approximately 6,700 square feet of distribution and office space in Galway, Ireland. The term of the lease is ten years. The Company’s annual rent expense under the Galway Lease is approximately $0.2 million for the first five years. A rent review will occur at the end of the fifth year with an increase or decrease in line with the cumulative movement in the Consumer Price Index with a total increase or decrease not to exceed 3%.
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
The following table summarizes the Company’s operating leases as of June 30, 2026:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$(72)	$(60)	$(132)
Weighted average remaining lease term	7.6	9.8
Weighted average discount rate - operating leases	8%	7%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2026	$72	$115	$187
Year ended December 31, 2027	148	184	332
Year ended December 31, 2028	152	184	336
Year ended December 31, 2029	157	184	341
Year ended December 31, 2030	158	184	342
Thereafter	486	1,360	1,846
Total	1,173	2,211	3,384
Less present value discount	(299)	(622)	(921)
Operating lease liabilities included in the condensed consolidated balance sheets at June 30, 2026	$874	$1,589	$2,463

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
Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of June 30, 2026, the Company has designated the following preferred stock:

Designated Preferred Shares	June 30, 2026
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of June 30, 2026, there were an aggregate of 10,957 shares of Series E and Series E-1, 1,085 Series F-2 and 2,150 Series F-4 Convertible Preferred Stock outstanding, respectively.
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
As of June 30, 2026, there have been 945,665 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5085 for a total aggregate purchase price of approximately $9.0 million, which includes 628,572 shares of common stock repurchased prior to 2026 for an aggregate purchase price of $6.0 million. The Company had approximately $16.0 million remaining under the share repurchase program at June 30, 2026.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other share-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of June 30, 2026, there have been 11,125,000 shares of common stock reserved under the 2020 Plan, which includes the additional 1,800,000 shares approved by shareholders on May 13, 2026, of which 2,558,953 shares of common stock remained available to be issued as of June 30, 2026 under the 2020 Plan.
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
Inducement Plan
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other share-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of June 30, 2026, there have been 1,100,000 shares of common stock reserved under the 2023 Plan, of which 92,842 remain available to be granted.
Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Six Months Ended June 30,
	2026	2025
Expected terms (years)	5.7	5.7
Expected volatility	70.5%	89.2%
Risk-free interest rate	3.77%	4.32%
Expected dividends	0.00%	0.00%

The following is a summary of stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	7,785,149	$10.05	7.8	$17,391
Granted	1,034,869	9.64	9.5
Exercised	(215,666)	5.58
Expired	(53,487)	13.28
Cancelled/Forfeited	(94,583)	11.27
Outstanding at June 30, 2026	8,456,282	$10.08	7.6	$30,138

Exercisable at June 30, 2026	5,769,637	$9.22	7.0	$24,355
Unvested at June 30, 2026	2,686,645	$11.94	8.9	$5,783
The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $6.17 and $11.82, respectively. The aggregate intrinsic value of stock options exercised was $1.1 million and $2.2 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Total cash received as a result of stock option exercises was $1.2 million and $1.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively.
Restricted Stock Units
The following tables include information for all restricted stock units granted including inducement grants that are granted outside of the 2020 Plan.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	—	$—
Granted	938,977	9.44
Vested	—	—
Forfeited	(32,620)	9.40
Outstanding at June 30, 2026	906,357	$9.44
The following is a summary of share-based compensation expense in the statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Selling, general and administrative	$3,521	$4,718	$6,683	$9,247
Research and development	1,291	1,773	2,678	3,341
Cost of goods sold	306	718	703	1,484
Total	$5,118	$7,209	$10,064	$14,072
At June 30, 2026, there was $16.2 million of aggregate unrecognized compensation expense related to employee and board stock option grants and restricted stock unit grants. The cost is expected to be recognized over a weighted average period of 1.06 years.

Common Stock Warrants
The following is a summary of common stock warrant activity for the six months ended June 30, 2026:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2026	1,341,375	$0.01
Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—
Outstanding and exercisable at June 30, 2026	1,341,375	$0.01
The following table presents information related to common stock warrants outstanding at June 30, 2026:

	Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)
$0.01 (1)	1,341,375	n/a
(1) Pre-funded warrants with a $0.01 exercise price do not expire until exercised.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 560,295 shares of common stock to be purchased by participating employees, of which 217,372 have been issued as of June 30, 2026 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
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
At both June 30, 2026 and 2025, the Company had 1,341,375 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and six months ended June 30, 2026 and 2025:

Weighted average number of basic shares outstanding
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average shares issued	34,550,540	34,445,438	34,614,830	33,876,512
Weighted average pre-funded warrants	1,341,375	1,341,375	1,341,375	1,341,375
Weighted average shares outstanding	35,891,915	35,786,813	35,956,205	35,217,887

Weighted average number of diluted shares outstanding
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Weighted average shares outstanding (Basic)	35,891,915	35,786,813	35,956,205	35,217,887
Additional dilutive shares	3,869,565	4,475,951	3,628,124	4,672,215
Weighted average shares outstanding (Diluted)	39,761,480	40,262,764	39,584,329	39,890,102

The following potentially dilutive securities were excluded from the computation of earnings per share as of June 30, 2026 and 2025 because their effects would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options and Restricted Stock Units	4,472,972	2,796,682	4,472,972	2,796,682
Assumed conversion of ESPP	—	22,057	—	22,057
Total	4,472,972	2,818,739	4,472,972	2,818,739

(11)    Income Taxes
The Company has recorded a provision for income taxes of $0.7 million for both the six months ended June 30, 2026 and June 30, 2025, respectively.
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
The Company is subject to income tax in the U.S., as well as various state and international jurisdictions. The federal and state tax authorities can generally reduce a net operating loss (but not create taxable income) for a period outside the statute of limitations in order to determine the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations. Additional information regarding the statutes of limitations can be found in Note 14 Income Taxes of the Annual Report.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA), which resulted in the extension of many provisions of the current tax law as well as other rule changes, including full expensing of U.S. research and development costs under Section 174A, and retroactive expensing of unamortized U.S. research and development costs capitalized between 2022 and 2024. Additional information regarding the effect of OBBBA on the Company’s tax provision can be found in Note 14 Income Taxes of the Annual Report.
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

On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the remaining fair value of the settlement to be $0.6 million as of June 30, 2026 and recorded $0.3 million as other liabilities, non-current and $0.3 million as accrued expenses on the Company’s condensed consolidated balance sheet as of June 30, 2026.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of June 30, 2026, the Company has purchased $1.7 million of melphalan under this Supply Agreement in 2026, which is recorded in Accounts Payable in the current Condensed Consolidated Balance Sheet.
Agreements Relating to Clinical Trial Support
The Company has engaged Precision for Medicine LLC (“PfM”) a Clinical Research Organization (“CRO”) to support the Company’s Phase 2 clinical trials evaluating HEPZATO in combination with standard of care in patients with liver dominant mCRC and HER2-negative mBC. In addition to the CRO engagement, the Company has also contracted with other vendors, including those relating to data management as well as clinical trial sites as the studies progress. Deposits totaling $2.4 million have been made by the Company in connection with these engagements that are to be applied to future payments due under the service agreements.
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
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value relating to the medac settlement, for the six months ended June 30, 2026:

Level 3
(In thousands)	Contingent liabilities
Balance at January 1, 2026	$864
Change due to liability payment	(235)
Liability fair value adjustment	—
Total change in foreign exchange	(19)
Balance at June 30, 2026	$610
Contingent liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment, and projected payment dates.
Significant unobservable inputs in the valuation include:
•Probability of payment: 100%
•Discount rate: 3.75%
•Timing of expected payments: 1 - 2 years

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
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	June 30, 2026
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2	$—	$—	$2
U.S. government agency bonds	—	48,381	—	48,381
Total Assets	$2	$48,381	$—	$48,383

Liabilities:
Contingent Liability	$—	$—	$610	$610
Total Liabilities	$—	$—	$610	$610

	December 31, 2025
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2	$—	$—	$2
U.S. government agency bonds	—	47,582	—	47,582
Total Assets	$2	$47,582	$—	$47,584

Liabilities:
Contingent Liability	$—	$—	$864	$864
Total Liabilities	$—	$—	$864	$864
(14)    Segment Information
The Company operates its business primarily in the United States and Europe on a consolidated basis in one reportable segment - the research, development, manufacture and distribution of hepatic delivery systems for the use in the treatment of specific conditions (the “reportable segment”). The Company’s chief operating decision maker (“CODM”) is comprised of a single management team consisting of the Chief Financial Officer, Chief Operating Officer, Chief Medical Officer and General Manager that reports to the Chief Executive Officer. The CODM uses consolidated gross profit and net income or loss, which can be found on the Condensed Consolidated Statements of Operations and Comprehensive Income, to assess financial performance. These financial metrics are used to monitor budget versus actual results. Significant segment expenses reviewed by the CODM are presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets provided to the CODM is reported on the balance sheet as total consolidated assets.

Revenues from external customers are attributed to geographies based on the location of the customer. The following table shows the disaggregated revenue by geography for the three and six months ended June 30, 2026 and 2025. No individual foreign country is material to the consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Foreign	$1,972	$1,656	$3,719	$3,417
United States	27,161	22,500	50,408	40,523
Total revenue	$29,133	$24,156	$54,127	$43,940
As of June 30, 2026 and 2025, substantially all of the Company’s long-lived assets were located in the United States; long-lived assets located in any individual foreign country were not material.
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
•our ability to successfully commercialize CHEMOSAT, the HEPZATO KIT, and future products, if any, generate additional revenue and successfully obtain and maintain reimbursement to healthcare professionals and treating facilities for the products and/or the associated procedures;
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
On April 28, 2025, we announced our IND application clearance by the FDA for the Phase 2 clinical trial of HEPZATO in mBC. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 15 sites across the United States and Europe. Patient enrollment began in the third quarter of 2026. The trial’s primary endpoint, hPFS, is anticipated to read out by the end of 2028, while results for OS, a secondary endpoint, is expected in 2029.
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
Results of Operations

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2026	2025	2026	2025
Total revenues	$29,133	$24,156	$54,127	$43,940
Cost of goods sold	(2,985)	(3,318)	(6,721)	(6,163)
Gross profit	26,148	20,838	47,406	37,777
Research and development expenses	10,380	6,882	20,204	11,889
Selling, general and administrative expenses	13,373	11,366	26,444	22,656
Total operating expenses	23,753	18,248	46,648	34,545
Operating income	2,395	2,590	758	3,232
Interest and other income	764	615	1,493	1,237
Income tax expense	491	508	653	703
Net income	$2,668	$2,697	$1,598	$3,766
Revenue
The increase in total revenue for the three and six months ended June 30, 2026 compared to the same period in 2025 was due to the continued commercial expansion and demand of HEPZATO in the United States.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
CHEMOSAT	$1,972	$1,656	$3,719	$3,417
HEPZATO KIT	27,161	22,500	50,408	40,523
Total revenue	$29,133	$24,156	$54,127	$43,940
Our revenue is generated from a relatively concentrated group of customers. For the six months ended June 30, 2026, two customers each accounted for more than 10% of our total product revenue, representing in the aggregate approximately 29.2% of revenue. As of June 30, 2026, our largest customer by revenue accounted for approximately 19.0% of our total accounts receivable balance of $15.9 million. Our standard payment terms are 30 to 60 days, and we have not experienced material collection losses to date. However, as our commercial business scales, the absolute dollar concentration of our receivables with a limited number of large hospital or treatment center customers increases. A payment delay, dispute, or reduction in ordering activity by one or more significant customers could adversely affect our operating cash flow in any given period. We actively monitor our receivables aging and have not applied any estimated credit loss reserves against our accounts receivable balance as of June 30, 2026.
Cost of Goods Sold
The change in cost of goods sold for the three and six months ended June 30, 2026 compared to the same period in 2025 is directly related to changes in demand for product revenue, offset by decreases in supplemental wages.
Research and Development Expenses

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Personnel Expenses	$5,034	$3,996	$10,024	$7,642
Trial and Research Expenses	4,676	2,701	9,035	3,897
Administrative and Other Expenses	670	185	1,145	350
	$10,380	$6,882	$20,204	$11,889
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. The increase for the three and six months ended June 30, 2026 compared to the same period in 2025 is due to the continued costs associated with expanding the clinical team, including the base and supplemental wages related to an increase in headcount, and continuation of the Phase 2 clinical trials evaluating HEPZATO in combination with standard of care for mCRC and mBC. In addition to the Phase 2 clinical trials, we are researching initiatives to explore different indications, combinations, and potential applications of our therapies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three and six months ended June 30, 2026 compared to the same period in 2025, selling, general and administrative expenses increased due to continued commercial expansion activities including marketing-related travel expenses and additional personnel on the commercial team.
Interest and other Income/Expense
Interest and other income is primarily related to the interest income associated with marketable securities and cash on hand. There was no interest expense for the three and six months ended June 30, 2026 and 2025 due to all debt being paid off in 2024.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	6,569	9,496
Net cash used in investing activities	(1,075)	(25,563)
Net cash (used in) provided by financing activities	(1,419)	17,892
Foreign currency effects on cash	(8)	184
	$4,067	$2,009
At June 30, 2026, we had cash and cash equivalents totaling $47.5 million and short-term investments totaling $48.4 million, as compared to cash and cash equivalents totaling $34.4 million and short-term investments totaling $46.6 million at June 30, 2025.
We believe that our current cash on hand, cash equivalents and investments will be sufficient to support our current operations through at least 12 months from the issuance of these condensed consolidated financial statements. Our actual future liquidity and capital requirements will depend on numerous factors, including revenues recognized by us, the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the resolution of any disputes with third parties; and the effect of competing technological and market developments.
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
As of June 30, 2026, there have been 945,665 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5085 for a total aggregate purchase price of approximately $9.0 million, which includes 628,572 shares repurchased prior to 2026 for an aggregate purchase price of approximately $6.0 million. We had approximately $16.0 million remaining under the share repurchase program at June 30, 2026.
Capital Commitments
Our capital commitments over the next twelve months include $13.3 million to satisfy accounts payable, accrued expenses, current lease liabilities and current portion of the medac settlement which includes $1.7 million to purchase melphalan under the Supply Agreement discussed in “Note 12 - Commitments and Contingencies”. Additional capital commitments beyond the next twelve months include (a) $2.3 million of lease liabilities and (b) $0.3 million for settlement of litigation with medac.
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
Application of Critical Accounting Policies
Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. There were no material changes to our critical accounting policies as reported in our Annual Report. A description of certain accounting policies that may have a significant impact on amounts reported in the financial statements is disclosed in “Note 3 – Summary of Accounting Policies” to the notes to the consolidated financial statements contained in our Annual Report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of June 30, 2026, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Note 12 - “Commitments and Contingencies - medac Matter” for more information.
Item 1A.    Risk Factors
Our business is subject to various risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks and uncertainties described in our Annual Report. Our business faces significant risks and uncertainties, and those described in our Annual Report may not be the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also significantly impair our business, financial condition or results of operations. If any of these risks or uncertainties occur, our business, financial condition or results of operations could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.
We believe there have been no material changes in our risk factors from those disclosed in our Annual Report.
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
As of the close of trading on June 30, 2026, approximately $16.0 million remained available for repurchase by us under the stock repurchase authorization. The number of shares and average price paid per share for shares repurchased in the quarter ending June 30, 2026, are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
April 1, 2026 - April 30, 2026	—	—	—	$16,019
May 1, 2026 - May 31, 2026	—	—	—	$16,019
June 1, 2026 - June 30, 2026	1,070	$10.24	1,070	$16,008
Total	1,070	$10.24	1,070
(1) Average price paid per share does not include commission paid or any potential excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosure
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended June 30, 2026 by our Section 16 officers or directors.

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

3.8	Amended and Restated By-Laws of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 15, 2025).

10.1	Delcath Systems, Inc. 2020 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2026).

31.1*	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*+	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2*+	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

DELCATH SYSTEMS, INC.

August 6, 2026	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

August 6, 2026	/s/ Sandra Pennell
Sandra Pennell
Chief Financial Officer (Principal Financial and Accounting Officer)