Form 10-Q
period 2026-09-30
DELCATH SYSTEMS, INC.
filed 2026-11-09
CIK 872912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, 34,788,068 shares of the Company’s common stock, $0.01 par value, were outstanding.

DELCATH SYSTEMS, INC.

DELCATH SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$55,538	$43,454
Short-term investments	48,777	47,582
Accounts receivable	20,214	11,744
Inventories	10,501	10,252
Prepaid expenses and other current assets	6,525	6,498
Total current assets	141,555	119,530
Property, plant and equipment, net	5,127	3,166
Right-of-use assets	2,408	936
Total assets	$149,090	$123,632
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,475	$2,658
Accrued expenses	9,351	8,191
Lease liabilities, current	196	101
Total current liabilities	13,022	10,950
Lease liabilities, non-current	2,212	835
Other liabilities, non-current	319	628
Total liabilities	$15,553	$12,413
Commitments and contingencies (see Note 12)
Stockholders’ equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 14,192 and 14,192 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value; 80,000,000 shares authorized; 34,771,239 shares and 34,691,671 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	348	347
Additional paid-in capital	653,118	639,145
Accumulated deficit	(520,298)	(528,848)
Accumulated other comprehensive income	369	575
Total stockholders’ equity	133,537	111,219
Total liabilities and stockholders’ equity	$149,090	$123,632
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Product revenue	$35,102	$20,563	$89,229	$64,503
Cost of goods sold	(3,918)	(2,624)	(10,639)	(8,787)
Gross profit	31,184	17,939	78,590	55,716
Operating expenses:
Research and development expenses	11,011	7,986	31,215	19,875
Selling, general and administrative expenses	13,057	10,341	39,501	32,997
Total operating expenses	24,068	18,327	70,716	52,872
Operating income	7,116	(388)	7,874	2,844
Interest income	852	796	2,420	2,063
Other expense	(1)	(33)	(76)	(63)
Income before income taxes	7,967	375	10,218	4,844
Income tax expense (benefit)	1,015	(455)	1,668	248
Net income	6,952	830	8,550	4,596
Other comprehensive income (loss):
Unrealized gain on investments adjustments	115	296	(135)	592
Foreign currency translation adjustments	(4)	(13)	(71)	201
Total comprehensive income	$7,063	$1,113	$8,344	$5,389
Common share data:
Basic income per common share	$0.19	$0.02	$0.24	$0.13
Weighted average number of basic shares outstanding	36,074,348	36,383,277	35,996,019	35,610,619
Diluted income per common share	$0.17	$0.02	$0.21	$0.12
Weighted average number of dilutive shares outstanding	41,019,553	40,056,814	40,059,103	39,949,941
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share data)

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2026	14,192	$—	34,691,671	$347	$639,145	$(528,848)	$575	$111,219
Share-based compensation expense	—	—	—	—	4,876	—	—	4,876
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	70	—	—	70
Issuance of common stock with the Employee Stock Purchase Plan	—	—	46,008	—	389	—	—	389
Stock Option Exercise	—	—	43,431	—	230	—	—	230
Repurchase and retirement of common stock	—	—	(316,023)	(3)	(2,997)	—	—	(3,000)
Net loss	—	—	—	—	—	(1,070)	—	(1,070)
Unrealized gain on investment adjustments	—	—	—	—	—	—	45	45
Foreign currency translation adjustments	—	—	—	—	—	—	(49)	(49)
Balance at March 31, 2026	14,192	$—	34,465,087	$344	$641,713	$(529,918)	$571	$112,710
Share-based compensation expense	—	—	—	—	5,054	—	—	5,054
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	64	—	—	64
Stock Option Exercise	—	—	172,235	2	971	—	—	973
Repurchase and retirement of common stock	—	—	(1,070)	—	(11)	—	—	(11)
Net income	—	—	—	—	—	2,668	—	2,668
Unrealized gain on investment adjustments	—	—	—	—	—	—	(295)	(295)
Foreign currency translation adjustments	—	—	—	—	—	—	(18)	(18)
Balance at June 30, 2026	14,192	$—	34,636,252	$346	$647,791	$(527,250)	$258	$121,145
Share-based compensation expense	—	—	—	—	4,155	—	—	4,155
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	78	—	—	78
Issuance of common stock with the Employee Stock Purchase Plan	—	—	36,303	1	306	—	—	307
Stock Option Exercise	—	—	98,684	1	788	—	—	789
Net income	—	—	—	—	—	6,952	—	6,952
Unrealized gain on investment adjustments	—	—	—	—	—	—	115	115
Foreign currency translation adjustments	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2026	14,192	$—	34,771,239	$348	$653,118	$(520,298)	$369	$133,537

	Preferred Stock $0.01 Par Value		Common Stock $0.01 Par Value		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	No. of Shares	Amount	No. of Shares	Amount
Balance at January 1, 2025	14,192	$—	33,061,002	$331	$599,881	$(531,548)	$82	$68,746
Compensation expense for issuance of stock options	—	—	—	—	6,813	—	—	6,813
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Issuance of common stock with the Employee Stock Purchase Plan	—	—	35,513	—	238	—	—	238
Warrant Exercise - Series F	—	—	238,500	2	2,383	—	—	2,385
Stock Option Exercise	—	—	101,597	1	629	—	—	630
Net income	—	—	—	—	—	1,069	—	1,069
Unrealized gain on investment adjustments	—	—	—	—	—	—	239	239
Foreign currency translation adjustments	—	—	—	—	—	—	60	60
Balance at March 31, 2025	14,192	$—	33,436,612	$334	$609,994	$(530,479)	$381	$80,230
Compensation expense for issuance of stock options	—	—	—	—	7,159	—	—	7,159
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	50	—	—	50
Warrant Exercise - Series F	—	—	1,377,275	14	13,759	—	—	13,773
Stock Option Exercise	—	—	142,087	2	864	—	—	866
Net income	—	—	—	—	—	2,697	—	2,697
Unrealized gain on investment adjustments	—	—	—	—	—	—	57	57
Foreign currency translation adjustments	—	—	—	—	—	—	154	154
Balance at June 30, 2025	14,192	$—	34,955,974	$350	$631,826	$(527,782)	$592	$104,986
Compensation expense for issuance of stock options	—	—	—	—	5,567	—	—	5,567
Compensation expense for Employee Stock Purchase Plan	—	—	—	—	81	—	—	81
Issuance of common stock with the Employee Stock Purchase Plan	—	—	22,858	—	243	—	—	243
Stock Option Exercise	—	—	330,107	3	2,854	—	—	2,857
Net income	—	—	—	—	—	830	—	830
Unrealized gain on investment adjustments	—	—	—	—	—	—	296	296
Foreign currency translation adjustments	—	—	—	—	—	—	$(13)	$(13)
Balance at September 30, 2025	14,192	$—	35,308,939	$353	$640,571	$(526,952)	$875	$114,847
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$8,550	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	14,297	19,720
Depreciation expense	368	158
Amortization of Right-of-Use Asset	132	82
Amortization of premiums and discounts on marketable securities	(1,328)	(1,238)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(27)	(3,919)
Accounts receivable	(8,470)	(2,861)
Inventories	(249)	(3,812)
Accounts payable and accrued expenses	1,977	1,800
Other liabilities, non-current	(505)	(258)
Net cash provided by operating activities	14,745	14,268
Cash flows from investing activities:
Purchase of investments	(64,195)	(61,432)
Maturities of investments	64,193	36,400
Purchase of property, plant and equipment	(2,333)	(997)
Net cash used in investing activities	(2,335)	(26,029)
Cash flows from financing activities:
Proceeds from the issuance of common stock relating to the employee stock purchase plan	696	481
Proceeds from exercise of warrants	—	16,158
Proceeds from exercise of stock options	1,992	4,353
Repurchase and retirement of common stock	(3,011)	—
Net cash (used in) provided by financing activities	(323)	20,992
Foreign currency effects on cash	(3)	170
Net increase in total cash	12,084	9,401
Total Cash and Cash Equivalents:
Beginning of period	43,454	32,412
End of period	$55,538	$41,813

	For Nine months ended September 30,
	2026	2025
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right of use assets obtained in exchange for lease obligations	$1,666	$—
See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DELCATH SYSTEMS, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements
(amounts in thousands, except share and per share amounts)
(1)    General
The unaudited interim condensed consolidated financial statements of Delcath Systems, Inc. (“Delcath” or the “Company”) as of and for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2026 and may also be found on the Company’s website (www.delcath.com). The information contained on, or that can be accessed through, our website is not incorporated by reference into these financial statements or in any report or document we have filed or may file with the SEC and any reference to our website address is intended to be an inactive textual reference only. In these notes to the interim condensed consolidated financial statements the terms “us”, “we” or “our” refer to Delcath and its consolidated subsidiaries.
Description of Business
The Company is an interventional oncology company focused on the treatment of cancers primary to or metastatic to the liver. The Company’s lead product, the HEPZATO KITTM (melphalan for Injection/Hepatic Delivery System), a drug/device combination product (“HEPZATO” or “HEPZATO KIT”), was approved by the U.S. Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT for the treatment of metastatic uveal melanoma (“mUM”) occurred in January 2024.
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
On October 18, 2025, the Company announced the results of the investigator-initiated CHOPIN clinical trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for percutaneous hepatic perfusion (PHP) when used alone versus when combined with systemic administration of the immune checkpoint inhibitors (ICI) ipilimumab and nivolumab. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. The CHOPIN trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group (adjusted HR 0.34; p=0.0002). The secondary endpoints included Safety, Overall Survival (“OS”), Progression-Free Survival (“PFS”) and Overall Response Rate (“ORR”). The combination group saw an increase in median OS of 23.1 months versus 19.6 months (adjusted HR = 0.39; p = 0.0065), median PFS 12.8 months versus 8.3 months (adjusted HR = 0.34; p=0.0002) and ORR of 76.3% in the combination group versus 39.5% (p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (82% versus 41%, P=0.0006), but most were self-limiting and manageable with standard care. Overall, the combination treatment was well tolerated, with types, rates and frequencies of adverse events consistent with individual use of PHP and checkpoint inhibitors. No new safety signals were identified.

To support the New Drug Application for HEPZATO the Company conducted the FOCUS Clinical Trial for Patients with metastatic hepatic dominant Uveal Melanoma (the “FOCUS Trial”), a global registration clinical trial that investigated objective response rate in patients with mUM. On May 6, 2024, the Company announced the publication of results from the pivotal FOCUS Trial in the journal Annals of Surgical Oncology. On April 9, 2025, the Company announced the publication of a comparative analysis of the randomized portion of the FOCUS Trial in the Annals of Surgical Oncology. On December 31, 2025, the Company announced the publication of subgroup analyses of the Phase 3 FOCUS Trial in the Journal of Cancer Research and Clinical Oncology. Currently, the Company’s clinical development program is seeking to generate clinical data for CHEMOSAT and HEPZATO either as a monotherapy or in combination with immunotherapy. The Company expects that this will support increased clinical adoption of and reimbursement for CHEMOSAT in Europe and support reimbursement in various jurisdictions, including the United States for HEPZATO.
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
At September 30, 2026, the Company had cash and cash equivalents totaling $55.5 million and short-term investments totaling $48.8 million. Net cash provided by operating activities for the nine months ended September 30, 2026 was $14.7 million
The Company believes that the current cash on hand, cash equivalents, investments and net cash provided by operating activities will be sufficient to support current operations through at least 12 months from the issuance of these condensed consolidated financial statements. Actual future liquidity and capital requirements will depend on numerous factors, including the initiation and progress of clinical trials and research and product development programs; obtaining regulatory approvals and complying with applicable laws and regulations; the timing and effectiveness of product commercialization activities, including marketing arrangements; the timing and costs involved in preparing, filing, prosecuting, defending and enforcing intellectual property rights; the resolution of any disputes with third parties; and the effect of competing technological and market developments.
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
The preparation of interim condensed consolidated financial statements requires management to make assumptions and estimates that impact the amounts reported. These interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s results of operations, financial position and cash flows for the interim periods ended September 30, 2026 and 2025; however, certain information and footnote disclosures normally included in our audited consolidated financial statements which were included in the Annual Report have been condensed or omitted as permitted by GAAP. It is important to note that the Company’s results of operations and cash flows for interim periods are not necessarily indicative of the results of operations and cash flows to be expected for a full fiscal year or any interim period.
Significant Accounting Policies
Management has performed its quarterly evaluation of policies and there have been no material changes to our significant accounting policies as set forth in “Note 3 - Summary of Significant Accounting Policies” to the consolidated financial statements included in the Annual Report.
Recent Accounting Pronouncements
No new accounting standards were adopted during the nine months ended September 30, 2026. The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements presentation or disclosures.
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
The Company does not have any contract assets or contract liabilities at September 30, 2026 because the contracts generally do not include performance obligations satisfied over time or advance customer consideration.
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
On May 22, 2025, the Company announced a plan to enter into a National Drug Rebate Agreement (“NDRA”) with the Centers for Medicare and Medicaid Services (“CMS”), which also subjected the Company to entering into a Pharmaceutical Pricing Agreement (“PPA”) with the Public Health Service and a master agreement with the U.S. Department of Veterans Affairs (“VA”). Pursuant to the NDRA, the Company must pay mandated rebates to states for Medicaid usage. The rebates are variable consideration and must be estimated at each reporting period and are treated as a reduction of revenue in the same period the related revenue is recognized. These estimates are based on historical experience and payer mix and will be adjusted as actual claims are processed. As of September 30, 2026, the Company had not identified any reported Medicaid utilization of its products within CMS’ State Utilization that would give rise to a rebate obligation under the NDRA; accordingly, no rebate liability was accrued.
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
The NDRA, the PPA, and the agreement with the VA require the Company to calculate and submit additional pricing calculations and subject the Company to potential penalties for failing to make timely and/or accurate reports of the required values.
CHEMOSAT

CHEMOSAT is sold directly to hospitals in the European Union and United Kingdom based on contracted rates in an approved contract or sales order. The Company recognizes product revenue from sales of CHEMOSAT upon shipment.
Revenue by product for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
CHEMOSAT	$2,426	$1,310	$6,145	$4,727
HEPZATO KIT	32,676	19,253	83,084	59,776
Total revenue	$35,102	$20,563	$89,229	$64,503
Concentration of Credit Risk
Potential credit risk exposure for both the HEPZATO KIT and CHEMOSAT has been evaluated for the Company’s accounts receivable in accordance with ASC 326, Financial Instruments - Credit Losses. The loss percentage is calculated through the use of current and historical economic and financial information. As of September 30, 2026, there were no estimated losses applied to the accounts receivable balance.
The Company’s total percentage of revenue and accounts receivable balances were comprised of the following concentrations from its largest customers, based on whose revenue and/or accounts receivable concentration is greater than 10% of the Company’s total revenue or total accounts receivable in the periods disclosed below:

For the nine months ended and as of September 30, 2026	% of Revenue	% of Accounts Receivable
Customer 1	17.8%	15.9%
Customer 2	13.5%	12.2%
Customer 3	6.5%	11.2%

For the nine months ended and as of September 30, 2025	% of Revenue	% of Accounts Receivable
Customer 1	13.9%	15.0%
Customer 2	11.3%	16.4%
Customer 3	10.1%	4.1%
Customer 4	5.8%	10.9%
Customer concentrations may vary from period to period as demand for the Company’s products fluctuates among customers. Accordingly, the customers identified as Customer 1, Customer 2, and Customer 3 in each period presented are not necessarily the same customers across periods.

(3)    Investments
Marketable debt securities held by the Company are classified as available-for-sale pursuant to ASC 320, Investments - Debt and Equity Securities, and carried at fair value in the accompanying condensed consolidated balance sheets.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of September 30, 2026:

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency bonds	$48,383	$394	$48,777
Total short-term investments			$48,777
As of September 30, 2026, there was $0.5 million of interest receivable related to the outstanding debt securities held by the Company.
The following table summarizes the gross unrealized gains on the Company’s marketable securities as of December 31, 2025:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
U.S. government agency bonds	$47,053	$529	$47,582
Total short-term investments			$47,582
As of December 31, 2025, there was $0.5 million of interest receivable related to the outstanding debt securities held by the Company.
(4)    Inventory
Inventory consists of the following:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$5,982	$6,477
Work-in-process	3,492	2,809
Finished goods	1,027	966
Total inventory	$10,501	$10,252
The Company has consignment agreements with approved hospitals and treatment centers. As of September 30, 2026, there was approximately $0.8 million in finished goods held at hospitals and treatment centers.
During the nine months ended September 30, 2026, the Company has included a reserve of $0.5 million for inventory expected to expire prior to usage.

(5)    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Clinical trial expenses	$2,445	$2,405
Insurance premiums	209	547
Professional services	717	804
Interest receivable	499	499
Licenses	812	613
Software	1,329	706
Taxes	102	696
Other	412	228
Total prepaid expenses and other current assets	$6,525	$6,498
(6)    Property, Plant, and Equipment
Property, plant, and equipment consist of the following:

(In thousands)	September 30, 2026	December 31, 2025	Estimated Useful Life
Land, buildings and land improvements	$1,640	$1,557	30 years - Buildings 15 years - Land Improvements
Enterprise hardware and software	1,817	1,819	3 years
Leaseholds	1,654	1,648	Lesser of lease term or estimated useful life
Equipment	5,180	2,894	7 years
Furniture	258	251	5 years
Equipment in process	176	245
Property, plant and equipment, gross	10,725	8,414
Accumulated depreciation	(5,598)	(5,248)
Property, plant and equipment, net	$5,127	$3,166
Depreciation expense for the three and nine months ended September 30, 2026 was $0.2 million and $0.4 million, respectively. Depreciation for the three and nine months ended September 30, 2025 was less than $0.1 million and $0.2 million, respectively.
(7)    Accrued Expenses
Accrued expenses consist of the following:

(In thousands)	September 30, 2026	December 31, 2025
Clinical expenses	$1,885	$2,065
Compensation, excluding taxes	5,513	4,248
ESPP withholding	241	396
Professional fees	632	736
Inventory	—	74
medac	276	235
Other	804	437
Total accrued expenses	$9,351	$8,191

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
For the three and nine months ended September 30, 2026, the Company recognized approximately $0.1 million and $0.2 million of operating lease, respectively, and less than $0.1 million of short-term lease expense for both periods. For both the three and nine months ended September 30, 2025, the Company recognized approximately $0.1 million of operating lease expense and less than $0.1 million was recorded for short-term leases.
In 2021, the Company entered into a sub-lease agreement (the “2021 Sub-Lease”) with its previous sub-lessee pursuant to which, effective August 2, 2021, the previous sub-lessee would become the lessee and the Company would then sublease its portion of the premises in Galway, Ireland from the previous sub-lessee. The Company’s annual rent expense under the 2021 Sub-Lease is less than $0.1 million for a term of 5 years. The Company elected not to renew this lease and the lease expired upon its terms on August 2, 2026.
On September 30, 2026, the Company entered into a lease agreement (the “Warehouse Lease”) to lease approximately 10,000 square feet of warehouse space in Queensbury, New York that will commence on December 1, 2026. The initial term of the lease is five years with a right to extend the lease by an additional five years. The Company’s annual rent expense under the Warehouse Lease is $0.1 million for the first five-year term.
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
The following table summarizes the Company’s operating leases as of September 30, 2026:

(In thousands)	U.S.	Ireland	Total
Operating cash flows for operating leases	$(108)	$(118)	$(226)
Weighted average remaining lease term	7.3	9.6
Weighted average discount rate - operating leases	8%	7%
Remaining maturities of the Company’s operating leases, excluding short-term leases, are as follows:

(In thousands)	U.S.	Ireland	Total
Year ended December 31, 2026	$36	$55	$91
Year ended December 31, 2027	148	184	332
Year ended December 31, 2028	152	184	336
Year ended December 31, 2029	157	184	341
Year ended December 31, 2030	158	184	342
Thereafter	486	1,354	1,840
Total	1,137	2,145	3,282
Less present value discount	(282)	(592)	(874)
Operating lease liabilities included in the condensed consolidated balance sheets at September 30, 2026	$855	$1,553	$2,408

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
Authorized Shares
The Company is authorized to issue 80 million shares of common stock, $0.01 par value, and 10 million shares of preferred stock, $0.01 par value. As of September 30, 2026, the Company has designated the following preferred stock:

Designated Preferred Shares	September 30, 2026
Series A	4,200
Series B	2,360
Series C	590
Series D	10,000
Series E	40,000
Series E-1	12,960
Series F-1	24,900
Series F-2	24,900
Series F-3	34,860
Series F-4	24,900
Total	179,670
Preferred Stock
As of September 30, 2026, there were an aggregate of 10,957 shares of Series E and Series E-1, 1,085 Series F-2 and 2,150 Series F-4 Convertible Preferred Stock outstanding, respectively.
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
As of September 30, 2026, there have been 945,665 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5085 for a total aggregate purchase price of approximately $9.0 million, which includes 628,572 shares of common stock repurchased prior to 2026 for an aggregate purchase price of $6.0 million. The Company had approximately $16.0 million remaining under the share repurchase program at September 30, 2026.
Omnibus Equity Incentive Plan
On September 30, 2020, the Company’s 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was adopted by the Company’s Board of Directors. On November 23, 2020, the Company’s stockholders approved the 2020 Plan. The 2020 Plan will continue in effect until the tenth anniversary of the date of its adoption by the Board or until earlier terminated by the Board. The 2020 Plan is administered by the Board of Directors or a committee designated by the Board of Directors. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other share-based awards or cash awards that are deemed to be consistent with the purposes of the plan to Company employees, directors and consultants. As of September 30, 2026, there have been 11,125,000 shares of common stock reserved under the 2020 Plan, which includes the additional 1,800,000 shares approved by shareholders on May 13, 2026, of which 2,609,402 shares of common stock remained available to be issued as of September 30, 2026 under the 2020 Plan.
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
Inducement Plan
On December 5, 2023, the Company’s 2023 Inducement Plan (the “2023 Plan”) was adopted by the Company’s Board of Directors. The 2023 Plan is administered by a Compensation Committee of two or more Independent Directors appointed by the Board of Directors and is intended to provide for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, as well as other share-based awards or cash awards that are deemed appropriate to incentivize employment with the Company. Awards from the 2023 Plan can only be granted to individuals who have not previously worked for the Company or have not worked for the Company for a bona fide period of time. As of September 30, 2026, there have been 1,100,000 shares of common stock reserved under the 2023 Plan, of which 56,122 remain available to be granted.
Stock Options
The following tables include information for all options granted including inducement grants that are granted outside of the 2020 Plan.
The Company values stock options using the Black-Scholes option pricing model and used the following assumptions, on a weighted-average basis, during the reporting periods:

	Nine Months Ended September 30,
	2026	2025
Expected terms (years)	5.7	5.7
Expected volatility	70.5%	89.1%
Risk-free interest rate	3.77%	4.30%
Expected dividends	0.00%	0.00%

The following is a summary of stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	7,785,149	$10.05	7.8	$17,391
Granted	1,034,869	9.64	9.2
Exercised	(314,350)	6.33
Expired	(66,788)	13.54
Cancelled/Forfeited	(125,114)	11.49
Outstanding at September 30, 2026	8,313,766	$10.09	7.2	$49,859

Exercisable at September 30, 2026	6,148,119	$9.35	6.8	$41,477
Unvested at September 30, 2026	2,165,647	$12.21	8.6	$8,382
The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $6.17 and $11.71, respectively. The aggregate intrinsic value of stock options exercised was $1.9 million and $3.0 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Total cash received as a result of stock option exercises was $2.0 million and $4.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
Restricted Stock Units
The following tables include information for all restricted stock units granted including inducement grants that are granted outside of the 2020 Plan.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	—	$—
Granted	989,977	9.74
Vested	—	—
Forfeited	(53,517)	9.35
Outstanding at September 30, 2026	936,460	$9.76
The following is a summary of share-based compensation expense in the statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Selling, general and administrative	$2,702	$3,566	$9,385	$12,813
Research and development	1,184	1,551	3,862	4,892
Cost of goods sold	347	531	1,050	2,015
Total	$4,233	$5,648	$14,297	$19,720
At September 30, 2026, there was $12.4 million of aggregate unrecognized compensation expense related to employee and board stock option grants and restricted stock unit grants. The cost is expected to be recognized over a weighted average period of 0.97 years.

Common Stock Warrants
The following is a summary of common stock warrant activity for the nine months ended September 30, 2026:

	Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2026	1,341,375	$0.01
Warrants issued	—	—
Warrants exercised	—	—
Warrants canceled	—	—
Outstanding and exercisable at September 30, 2026	1,341,375	$0.01
The following table presents information related to common stock warrants outstanding at September 30, 2026:

	Warrants Exercisable
Range of Exercise Prices	Outstanding Number of Warrants	Weighted Average Remaining Warrant Term (in years)
$0.01 (1)	1,341,375	n/a
(1) Pre-funded warrants with a $0.01 exercise price do not expire until exercised.
Employee Stock Purchase Plan
In August 2021, the Company’s Board of Directors, with shareholder approval in May 2022, adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP provides for a maximum of 560,295 shares of common stock to be purchased by participating employees, of which 253,675 have been issued as of September 30, 2026 since the inception of the benefit in 2021. Employees who elect to participate in the ESPP will be able to purchase common stock at the lower of 85% of the fair market value of common stock on the first or last day of the applicable six-month offering period.
(10)    Net Income (Loss) per Share
Basic net income or loss per share is determined by dividing net income or loss by the weighted average shares of common stock outstanding during the period, without consideration of potentially dilutive securities, except for those shares that are issuable for little or no cash consideration. Diluted net income or loss per share is determined by dividing net income or loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as stock options, restricted stock units and warrants calculated using the treasury stock method. In periods with reported net operating losses, all common stock options, restricted stock units, convertible preferred shares, and preferred and common warrants are generally deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.
At both September 30, 2026 and 2025, the Company had 1,341,375 pre-funded warrants outstanding. The following table provides a reconciliation of the weighted average shares outstanding calculation for the three and nine months ended September 30, 2026 and 2025:

Weighted average number of basic shares outstanding
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average shares issued	34,732,973	35,041,902	34,654,644	34,269,244
Weighted average pre-funded warrants	1,341,375	1,341,375	1,341,375	1,341,375
Weighted average shares outstanding	36,074,348	36,383,277	35,996,019	35,610,619

Weighted average number of diluted shares outstanding
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Weighted average shares outstanding (Basic)	36,074,348	36,383,277	35,996,019	35,610,619
Additional dilutive shares	4,945,205	3,673,537	4,063,084	4,339,322
Weighted average shares outstanding (Diluted)	41,019,553	40,056,814	40,059,103	39,949,941

The following potentially dilutive securities were excluded from the computation of earnings per share as of September 30, 2026 and 2025 because their effects would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options and Restricted Stock Units	2,529,244	3,510,565	2,529,244	3,510,565
Assumed conversion of ESPP	35,911	42,570	35,911	42,570
Total	2,565,155	3,553,135	2,565,155	3,553,135

(11)    Income Taxes
The Company has recorded a provision for income taxes of $1.7 million and $0.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.
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

On December 30, 2022, the parties reached a final settlement of the matter and the Company agreed to pay medac either (a) a royalty on sales of CHEMOSAT units over a defined minimum for a period of five years or until a maximum payment has been reached, or (b) a minimum annual payment of $0.2 million in the event the annual royalty payment does not reach the agreed minimum payment amount. The Company has estimated the remaining fair value of the settlement to be $0.6 million as of September 30, 2026 and recorded $0.3 million as other liabilities, non-current and $0.3 million as accrued expenses on the Company’s condensed consolidated balance sheet as of September 30, 2026.
Manufacturing and Supply Agreements
The Company has a License, Supply and Contract Manufacturing Agreement (as amended, the “Supply Agreement”) with Synerx Pharma, LLC and Mylan Teoranta for the supply of melphalan provided in the HEPZATO KIT. An amendment to the Supply Agreement was entered into on April 22, 2024, and effective as of May 1, 2024, which extends the term of the agreement through December 31, 2028, with an option to renew for successive five-year periods upon the mutual written consent of both parties. Although the Supply Agreement does not contain an annual minimum purchase quantity, the Agreement requires Delcath to order full lots of labeled melphalan vials. As of September 30, 2026, the Company has committed to purchase $2.5 million of melphalan under this Supply Agreement in 2027.
Agreements Relating to Clinical Trial Support
The Company has engaged Precision for Medicine LLC (“PfM”), a Clinical Research Organization (“CRO”) to support the Company’s Phase 2 clinical trials evaluating HEPZATO in combination with standard of care in patients with liver dominant mCRC and HER2-negative mBC. In addition to the CRO engagement, the Company has also contracted with other vendors, including those relating to data management as well as clinical trial sites as the studies progress. Deposits totaling $2.4 million have been made by the Company in connection with these engagements that are to be applied to future payments due under the service agreements.
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
The table below presents activity within Level 3 of the fair value hierarchy, our liabilities carried at fair value relating to the medac settlement, for the nine months ended September 30, 2026:

Level 3
(In thousands)	Contingent liabilities
Balance at January 1, 2026	$864
Change due to liability payment	(235)
Liability fair value adjustment	(12)
Total change in foreign exchange	(22)
Balance at September 30, 2026	$595
Contingent liabilities are re-measured to fair value each reporting period using projected financial targets, discount rates, probabilities of payment, and projected payment dates.
Significant unobservable inputs in the valuation include:
•Probability of payment: 100%
•Discount rate: 4.00%
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
The following tables present information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	September 30, 2026
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2	$—	$—	$2
U.S. government agency bonds	—	48,777	—	48,777
Total Assets	$2	$48,777	$—	$48,779

Liabilities:
Contingent Liability	$—	$—	$595	$595
Total Liabilities	$—	$—	$595	$595

	December 31, 2025
(In thousands)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2	$—	$—	$2
U.S. government agency bonds	—	47,582	—	47,582
Total Assets	$2	$47,582	$—	$47,584

Liabilities:
Contingent Liability	$—	$—	$864	$864
Total Liabilities	$—	$—	$864	$864
(14)    Segment Information
The Company operates its business primarily in the United States and Europe on a consolidated basis in one reportable segment: the research, development, manufacture and distribution of hepatic delivery systems for the use in the treatment of specific conditions (the “reportable segment”). The Company’s chief operating decision maker (“CODM”) is comprised of a single management team consisting of the Chief Financial Officer, Chief Operating Officer, Chief Medical Officer and General Manager that reports to and includes the Chief Executive Officer. The CODM uses consolidated gross profit and net income or loss, which can be found on the Condensed Consolidated Statements of Operations and Comprehensive Income, to assess financial performance. These financial metrics are used to monitor budget versus actual results. Significant segment expenses reviewed by the CODM are presented in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income. The measure of segment assets provided to the CODM is reported on the balance sheet as total consolidated assets.

Revenues from external customers are attributed to geographies based on the location of the customer. The following table shows the disaggregated revenue by geography for the three and nine months ended September 30, 2026 and 2025. No individual foreign country is material to the consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Foreign	$2,426	$1,310	$6,145	$4,727
United States	32,676	19,253	83,084	59,776
Total revenue	$35,102	$20,563	$89,229	$64,503
As of September 30, 2026 and 2025, substantially all of the Company’s long-lived assets were located in the United States; long-lived assets located in any individual foreign country were not material.
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
Company Overview
We are an interventional oncology company focused on the treatment of cancers primary to or metastatic to the liver. Our lead product, the HEPZATO KIT (melphalan for Injection/Hepatic Delivery System), a drug/device combination product (“HEPZATO” or “HEPZATO KIT”), was approved by the US Food and Drug Administration (the “FDA”) on August 14, 2023, indicated as a liver-directed treatment for adult patients with uveal melanoma with unresectable hepatic metastases affecting less than 50% of the liver and no extrahepatic disease, or extrahepatic disease limited to the bone, lymph nodes, subcutaneous tissues, or lung that is amenable to resection, or radiation. The first commercial use of the HEPZATO KIT for the treatment of metastatic hepatic dominant uveal melanoma (“mUM”) took place in January 2024.
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
On April 28, 2025, we announced our IND application clearance by the FDA for the Phase 2 clinical trial of HEPZATO in mBC. The Phase 2 trial will evaluate the safety and efficacy of HEPZATO in combination with SOC versus SOC alone in patients with liver-dominant HER2-negative mBC following the failure of previous treatments. The SOC options will be the physician’s choice of eribulin, vinorelbine or capecitabine. We expect approximately 90 patients will be enrolled in this randomized, controlled trial. The study will take place at more than 15 sites across the United States and Europe. Patient enrollment began in the third quarter of 2026. The trial’s primary endpoint, hPFS, is anticipated to read out by the end of 2028, while OS results, a secondary endpoint, are expected in 2029.
We estimate that approximately 7,000 patients annually in the United States are affected by HER2-negative metastatic breast cancer with liver metastases and are candidates for third-line treatment. This population includes patients with a significant burden of liver metastases, which are likely to be the primary cause of mortality. By focusing on this demographic, we intend to offer a novel therapeutic option to those patients with limited treatment alternatives.
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
The CHOPIN Trial
On October 18, 2025, we announced the results of the investigator-initiated CHOPIN clinical trial. The randomized Phase 2 trial was designed to compare the safety, tolerability, and efficacy of CHEMOSAT with melphalan for percutaneous hepatic perfusion (PHP) when used alone versus when combined with systemic administration of the immune checkpoint inhibitors (ICI) ipilimumab and nivolumab. Ipilimumab and nivolumab are approved by the FDA and European Union for the treatment of unresectable metastatic melanoma. The CHOPIN trial included 76 patients randomized 1:1 to receive two PHP treatments alone at weeks one and seven (PHP group) or four cycles of ICI every three weeks over approximately nine weeks with two PHP treatments at weeks one and seven (combination group). The primary study endpoint of one-year progression-free survival rate was met with 54.7% in the combination group versus 15.8% in the PHP group (adjusted HR 0.34; p=0.0002). The secondary endpoints included Safety, Overall Survival (“OS”), Progression-Free Survival (“PFS”) and Overall Response Rate (“ORR”). The combination group saw an increase in median OS of 23.1 months versus 19.6 months (adjusted HR = 0.39; p = 0.0065), median PFS 12.8 months versus 8.3 months (adjusted HR = 0.34; p=0.0002) and ORR of 76.3% in the combination group versus 39.5%

(p<0.001). Grade 3 or higher treatment-related adverse events were more frequent in the combination group (82% versus 41%, P=0.0006), but most were self-limiting and manageable with standard care. Overall, the combination treatment was well tolerated, with types, rates and frequencies of adverse events consistent with individual use of PHP and checkpoint inhibitors. No new safety signals were identified.
Results of Operations

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Total revenues	$35,102	$20,563	$89,229	$64,503
Cost of goods sold	(3,918)	(2,624)	(10,639)	(8,787)
Gross profit	31,184	17,939	78,590	55,716
Research and development expenses	11,011	7,986	31,215	19,875
Selling, general and administrative expenses	13,057	10,341	39,501	32,997
Total operating expenses	24,068	18,327	70,716	52,872
Operating income	7,116	(388)	7,874	2,844
Interest and other income	851	763	2,344	2,000
Income tax expense	1,015	(455)	1,668	248
Net income	$6,952	$830	$8,550	$4,596
Revenue
The increase in total revenue for the three and nine months ended September 30, 2026 compared to the same period in 2025 was due to the continued commercial expansion and demand of HEPZATO in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
CHEMOSAT	$2,426	$1,310	$6,145	$4,727
HEPZATO KIT	32,676	19,253	83,084	59,776
Total revenue	$35,102	$20,563	$89,229	$64,503
Our revenue is generated from a relatively concentrated group of customers. For the nine months ended September 30, 2026, two customers each accounted for more than 10% of our total product revenue, representing in the aggregate approximately 31.3% of revenue. For the nine months ended September 30, 2026, our largest customer represented 17.8% of revenue; as of September 30, 2026, that customer represented 15.9% of our total accounts receivable balance of $20.2 million. Our standard payment terms are 30 to 60 days, and we have not experienced material collection losses to date. However, as our commercial business scales, the absolute dollar concentration of our receivables with a limited number of large hospital or treatment center customers increases. A payment delay, dispute, or reduction in ordering activity by one or more significant customers could adversely affect our operating cash flow in any given period. We actively monitor our receivables aging and have not applied any estimated credit loss reserves against our accounts receivable balance as of September 30, 2026.

Cost of Goods Sold
The change in cost of goods sold for the three and nine months ended September 30, 2026 compared to the same period in 2025 is directly related to changes in demand for product revenue, offset by decreases in supplemental wages.
Research and Development Expenses

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Personnel Expenses	$4,970	$3,989	$14,994	$11,634
Trial and Research Expenses	5,428	3,667	14,463	7,564
Administrative and Other Expenses	613	330	1,758	677
	$11,011	$7,986	$31,215	$19,875
Research and development expenses are incurred for the development of HEPZATO and consist primarily of payroll and payments to contract research and development companies. The increase for the three and nine months ended September 30, 2026 compared to the same period in 2025 is due to the continued costs associated with expanding the clinical team, including the base and supplemental wages related to an increase in headcount, and continuation of the Phase 2 clinical trials evaluating HEPZATO in combination with standard of care for mCRC and mBC. In addition to the Phase 2 clinical trials, we are researching initiatives to explore different indications, combinations, and potential applications of our therapies.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of payroll, rent and professional services such as accounting, legal, marketing and commercial preparation services. For the three and nine months ended September 30, 2026 compared to the same period in 2025, selling, general and administrative expenses increased due to continued commercial expansion activities including marketing-related travel expenses and additional personnel on the commercial team.
Interest and other Income/Expense
Interest and other income is primarily related to the interest income associated with marketable securities and cash on hand. There was no interest expense for the three and nine months ended September 30, 2026 and 2025 due to all debt being paid off in 2024.
Liquidity and Capital Resources
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine months ended September 30,
	2026	2025
Net cash provided by operating activities	14,745	14,268
Net cash used in investing activities	(2,335)	(26,029)
Net cash (used in) provided by financing activities	(323)	20,992
Foreign currency effects on cash	(3)	170
	$12,084	$9,401
At September 30, 2026, we had cash and cash equivalents totaling $55.5 million and short-term investments totaling $48.8 million, as compared to cash and cash equivalents totaling $41.8 million and short-term investments totaling $47.1 million at September 30, 2025.
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
As of September 30, 2026, there have been 945,665 shares of common stock repurchased and retired under the repurchase program at an average price paid per share of $9.5085 for a total aggregate purchase price of approximately $9.0 million, which includes 628,572 shares repurchased prior to 2026 for an aggregate purchase price of approximately $6.0 million. We had approximately $16.0 million remaining under the share repurchase program at September 30, 2026.
Capital Commitments
Our capital commitments over the next twelve months include $13.0 million to satisfy accounts payable, accrued expenses, current lease liabilities and the current portion of the medac settlement. Additional capital commitments beyond the next twelve months include (a) $2.2 million of lease liabilities and (b) $0.3 million for settlement of litigation with medac.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not required.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer (its Certifying Officers), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation as of September 30, 2026, the Company’s Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of the close of trading on September 30, 2026, approximately $16.0 million remained available for repurchase by us under the stock repurchase authorization. There were no shares repurchased in the quarter ending September 30, 2026, as set forth in the table below.

	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (in thousands)
July 1, 2026 - July 31, 2026	—	—	—	$16,008
August 1, 2026 - August 31, 2026	—	—	—	$16,008
September 1, 2026 - September 30, 2026	—	—	—	$16,008
Total	—	$—	—
(1) Average price paid per share does not include commission paid or any potential excise tax for share repurchases as part of the Inflation Reduction Act of 2022.
Item 3.    Defaults Upon Senior Securities
Not applicable.

Item 4.    Mine Safety Disclosure
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no Section 16 officers and directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).
There were no “non-Rule 10b5-1 trading arrangements” as defined in Item 408 of Regulation S-K of the Exchange Act adopted, modified or terminated during the three months ended September 30, 2026 by our Section 16 officers or directors.

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

3.8	Amended and Restated By-Laws of the Company. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 14, 2025).

31.1*	Certification by Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*+	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*+	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

DELCATH SYSTEMS, INC.

November 9, 2026	/s/ Gerard Michel
Gerard Michel
Chief Executive Officer (Principal Executive Officer)

November 9, 2026	/s/ Sandra Pennell
Sandra Pennell
Chief Financial Officer (Principal Financial and Accounting Officer)